Form 10-K
period 2003-12-28
BUFFALO WILD WINGS INC
filed 2004-03-26
CIK 1062449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 28, 2003

or

☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from to .

Commission File Number: 000-24743

BUFFALO WILD WINGS, INC.

(Exact name of registrant as specified in its charter)

Minnesota	No. 31-1455915
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1600 Utica Avenue South, Suite 700, Minneapolis, MN 55416

(Address of Principal Executive Offices)

Registrant’s telephone number (612) 593-9943

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, no par value

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates was $151.6 million based on the closing sale price of the Company’s Common Stock as reported on the Nasdaq Stock Market on March 15, 2004.

The number of shares outstanding of the registrant’s common stock as of March 15, 2004: 7,997,683 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on or about June 10, 2004 are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

General

References in this document to “Buffalo Wild Wings,” “company,” “we,” “us” and “our” refer to the business of Buffalo Wild Wings, Inc. and our subsidiaries. We maintain an internet website address at www.buffalowildwings.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as they are reasonably available after these materials are electronically filed with or furnished to the Securities and Exchange Commission.

We are an established and growing owner, operator and franchisor of restaurants featuring a variety of boldly flavored, made-to-order menu items including our Buffalo, New York-style chicken wings spun in any of our 12 signature sauces. Our restaurants create an inviting neighborhood atmosphere that includes an extensive multi-media system, a full bar and an open layout, which appeals to sports fans and families alike. Our flexible service model allows our guests to choose among convenient dining options such as quick casual counter service, casual dining table service or take-out. Our award-winning food and inviting atmosphere, combined with our guests’ ability to customize their dining experience, drives frequent guest visits and loyalty.

The widespread appeal of our concept establishes our restaurants as a neighborhood destination with 245 restaurants in 29 states as of December 28, 2003. Our menu, competitively priced between the quick casual and casual dining markets, features fresh chicken wings and other items including boneless wings, chicken tenders, specialty hamburgers and sandwiches, wrappers, Buffalito soft tacos, finger foods and salads. Our made-to-order menu items are enhanced by the bold flavor profile of our 12 signature sauces, from mild Teriyaki to Blazin’. Our restaurants serve approximately 20 domestic and imported beers on tap, generally featuring several local or regional micro-brews and a wide selection of bottled beers and liquor. The inviting and energetic environment of our restaurants is complemented by furnishings that can be easily rearranged to accommodate parties of various sizes. Our guests have the option of watching various sporting events or other popular programs on our projection screens or up to 40 additional televisions, playing National Trivia Network or playing video games. The open layout of our restaurants offers dining and bar areas that provide distinct seating choices for sports fans and families. Our unique service model, providing the flexibility of ordering at the counter or table, allows our guests to customize their Buffalo Wild Wings experience to meet the different time demands or service preferences of a workday lunch, a dine-in dinner, a take-out meal, an afternoon or evening enjoying a sporting event or a late-night craving.

We have established our brand through coordinated marketing and operational execution that ensures brand recognition and the quality and consistency of our concept. These efforts include marketing programs and irreverent, award-winning advertising to support both our company-owned and franchised restaurants. We also prominently feature our trademark Buffalo insignia and yellow and black colors in our restaurants and brand our company materials. Our concept is further strengthened by our emphasis on operational excellence supported by stringent operating guidelines and comprehensive employee training in both company-owned and franchised restaurants.

Buffalo Wild Wings was founded in 1982 by Jim Disbrow and Scott Lowery at a location near The Ohio State University. Our original name was Buffalo Wild Wings & Weck and we became more popularly known as bw-3. In 1991, we began our franchising program. In November 2003, we completed an initial public offering and became a publicly held company.

Industry

The Buffalo Wild Wings concept offers elements of the quick casual and casual dining restaurant segments, capitalizing on emerging trends in consumer lifestyles. Quick casual restaurants generally have the following characteristics: i) limited-service or self-service format, ii) check averages between $6 and $9, iii) innovative food suited to sophisticated tastes, iv) upscale or highly developed décor, and v) food prepared-to-order. According to The NPD Group, Inc., a provider of sales and marketing information to the restaurant industry, spending increases in the quick casual segment have historically been higher than in other restaurant segments. Casual dining restaurants differ from quick casual restaurants in that they generally have: i) a full-service format, ii) check averages between $10 and $12, iii) a broad menu, iv) an alcohol component and v) comfortable decor with a higher level of finish. With 2002 sales of approximately $107 billion, the casual dining segment accounts for more than one-third of the entire restaurant industry. According to Technomic Information Services, a source of market data and analysis for the restaurant industry, the casual dining segment has historically experienced annual growth rates in excess of the restaurant industry as a whole and is expected to continue this trend. Additionally, the grill and bar segment is generally considered the largest sub-segment of the casual dining industry.

Both the quick casual and casual dining segments are benefiting from consumer lifestyle and economic trends, including: i) the increase in dual income families, which often have busy work and social schedules and long commutes and which thus place an emphasis on convenience, ii) the decline in the relative cost of a restaurant meal compared to a home-cooked meal, iii) the growth in spending on food eaten away from home generally, of which spending an increasing percentage is being received by restaurants, and iv) the emergence of restaurants as “third place” destinations where consumers can relax and socialize.

Our Concept and Business Strategy

Our goal is to continue to grow and develop the Buffalo Wild Wings Grill & Bar concept into a leading national restaurant chain. To do so, we plan to execute the following strategies:

•	Open restaurants in new and existing markets.

•	Offer a boldly flavored menu with broad appeal.

•	Create an inviting, neighborhood atmosphere.

•	Enable our guests to customize their dining experience.

•	Continue to strengthen the Buffalo Wild Wings brand.

•	Focus on operational excellence.

•	Increase same-store sales and average unit volume.

Growth Strategy

Our growth strategy involves opening company-owned and franchised restaurants in both new and existing markets. We believe that we have established the necessary infrastructure and control systems to support our disciplined growth strategy and that our concept can support over 1,000 restaurants in the United States. We have developed procedures for identifying new market opportunities, determining our company and franchising strategy in those markets and identifying sites for company-owned and franchised restaurants. Our growth strategy for the near-term projects a mix of approximately one-third company-owned restaurants and approximately two-thirds franchised restaurants.

We intend to build additional company-owned restaurants in both new and existing markets. Within our existing markets, we plan to continue to develop new company-owned restaurants until a market is fully penetrated, enabling us to gain marketing and cost efficiencies. We intend to enter new markets by opening several restaurants within a one-year period to quickly build our brand awareness. We intend to grow our franchise system through the development of new restaurants by existing and new franchisees, focusing on multiple unit area development agreements.

The Buffalo Wild Wings Menu

Our restaurants feature a variety of menu items including our Buffalo, New York-style chicken wings spun in any of 12 signature sauces (from mildest to hottest: Teriyaki, Sweet BBQ, Smokey Southwest, Mild, Medium, Spicy Garlic, Caribbean Jerk, Thai, Hot BBQ, Hot, Wild and Blazin’). Our fresh chicken wings can be ordered in sizes ranging from six to 100 wings, with larger orders available for parties. Our sauces complement and distinguish our chicken wings to create a bold flavor profile for our guests. In addition to chicken wings, our menu features a wide variety of food items including boneless wings, chicken tenders, specialty hamburgers and sandwiches, wrappers, Buffalito soft tacos, finger foods and salads. We also provide a 12 & Under Menu for children.

Our restaurants feature a full bar which offers an extensive selection of approximately 20 domestic and imported beers on tap as well as bottled beers, wine and liquor. Additionally, in order to continually improve our menu, we have a research and development department that tests and implements new menu items. Our goal is to balance the established menu offerings that appeal to our loyal guests with new menu items that increase guest frequency and attract new guests.

Restaurant Atmosphere and Layout

Our restaurants are designed to provide an inviting neighborhood atmosphere and allow our guests the flexibility to customize their dining experience. The inviting and energetic environment of our restaurants is created using furnishings that can be easily rearranged to accommodate parties of various sizes. Our restaurants also feature distinct dining and bar areas and select restaurants have patio seating.

We strategically place up to 40 televisions and up to five projection screen televisions throughout the restaurant to allow for easy viewing. These televisions, combined with our sound system, National Trivia Network and assorted video games, provide a source of entertainment for our guests and reinforce the energetic nature of our concept. We tailor the content and volume of our video and audio programming in each dining area to reflect our guests’ tastes. We believe the design of our restaurants enhances our guests’ experience, drives repeat visits and solidifies the broad appeal of our concept.

All of our menu items are made-to-order and are available for take-out, which approximates 16% of restaurant sales for company-owned restaurants. Many of our restaurants maintain separate parking for our take-out guests.

Current Restaurant Locations

As of December 28, 2003, we owned or franchised 245 Buffalo Wild Wings restaurants in 29 states, of which 84 were company-owned and 161 were franchised. In 2004, we plan to open 65 restaurants, 20 of which will be company-owned and 45 of which will be franchised.

Our company-owned restaurants range in size from 4,000 to 7,500 square feet, with an average of approximately 5,500 square feet. We anticipate that future restaurants, similar to the 15 opened in 2003, will range in size from 5,000 square feet to 6,100 square feet with an average cash investment per restaurant of approximately $800,000, excluding preopening expenses of approximately $75,000. From time to time, we expect that sites may be smaller or larger or cost more or less than our targeted range, depending on the particular circumstances. Also, from time to time, we expect to purchase the building or the land and building for certain restaurants, in which case the cash investment would be significantly higher.

Our restaurants are typically open on a daily basis from 11 a.m. to 2 a.m. Closing times vary depending on the day of the week and city and state regulations governing the sale of alcoholic beverages. Our franchise agreements require franchisees to operate their restaurants for a minimum of 12 hours a day. Our kitchen remains open during the entire period the restaurant is open.

Site Selection and Development

Our site selection process is integral to the successful execution of our growth strategy. We have formalized internal guidelines for identifying, analyzing and approving new markets, as defined by the A.C. Nielson designated market areas in the United States. In selecting designated market areas, we collect and review restaurant industry data relating to restaurant sales, spending on food away from home and expected restaurant growth in the market, as well as market demographics, population data and relative media costs for radio and television advertising. Once a market is identified, we use a state-of-the-art trade area and site selection evaluation system which is designed and written specifically for the requirements of the Buffalo Wild Wings system to assist in identifying suitable trade areas within that market and suitable sites within identified trade areas. Criteria examined to determine appropriate trade areas include the presence of a casual dining corridor, projected growth within the trade area, the locations of key big box retailers in the neighborhood, key demographics and population density, drive time and trading area analysis and other quantitative and qualitative measures. Once a suitable trade area is identified, we examine site specific details including visibility, signage, access and parking. Final approval by one or more members of our executive management team is required for each company-owned and franchised site.

Marketing and Advertising

We have created a unique marketing program designed to communicate a distinctive and consistent brand that differentiates Buffalo Wild Wings from our competitors and that showcases our food in a fun and energetic atmosphere. These efforts include marketing programs and irreverent, award-winning advertising to support both our company-owned and franchised restaurants. The goal of these efforts is to: i) drive positive same-store sales through additional visits by our existing guests and encourage visits by new guests, ii) increase margins, iii) increase average order size, iv) facilitate strong restaurant openings, and v) build brand awareness.

Marketing Campaigns. Our primary marketing campaigns focus on a particular menu item, day or daypart in an attempt to drive traffic. For example, in 2003 we developed a campaign to promote the rollout of our new “Boneless Wings” menu item. Our secondary marketing campaigns focus on reaching beyond the core Buffalo Wild Wings’ guest. Given our strategy to be a neighborhood destination, local area marketing is also a key to developing brand awareness in each market. Our restaurants actively sponsor local sporting teams and sporting events to drive guest traffic associated with those activities.

Advertising. Our media advertising focuses on positioning the Buffalo Wild Wings brand as an inviting neighborhood dining location. Our commercials, print advertisements and radio spots are irreverent by design and have been recognized in the restaurant and advertising industries for their creativity.

Franchise Support. System-wide campaigns and promotions are developed and implemented with input from the Buffalo Wild Wings National Advertising Advisory Board. This volunteer franchisee board is elected by franchisees annually and meets regularly to review marketing strategies, provide input on advertising messages and vendor co-op programs, and discuss marketing objectives.

Operations

Our management team strives for operational excellence by recruiting, training and supporting the highest quality management teams and employees and through the implementation of operational best practices across our restaurants.

Restaurant Management. Our management structure consists of a general manager, one assistant general manager and up to three managers depending on restaurant sales volume. We utilize regional managers to oversee our general managers, ensuring that they receive the training and support necessary to effectively operate their restaurants. Currently, we have 13 regional managers who oversee 2 to 11 restaurants each. As we expand geographically, we expect to add additional regional managers.

Kitchen Operations. An important aspect to our concept is the efficient design, layout and execution of our kitchen operations. Owing to the relatively simple preparation of our menu items, the kitchen consists of fryers, grill and food prep stations that are arranged assembly-line style for maximum productivity. Given our menu and kitchen design, we are able to staff our kitchen with hourly employees who require only basic training before reaching full productivity. Additionally, we do not require the added expense of an on-site chef. The ease and simplicity of our kitchen operations allows us to achieve our goal of preparing casual dining quality food with minimal wait times. We also believe the ease of our kitchen operations is a significant factor in attracting franchisees.

Training. We provide extensive training for management and hourly employees at company-owned restaurants, with the goal of providing an excellent guest experience based on our service, food preparation and facilities maintenance. Further, we require each franchisee to send its general manager, assistant manager and “control person,” to attend our management training program.

Managers of our company-owned restaurants are trained using a two-step process that includes both in-class and hands-on sessions during an intensive five-week course at one of our certified training restaurants. During this training period, our manager trainees will work in every aspect of the business, including line cook, server and manager.

Our hourly employees in company-owned restaurants complete a comprehensive position certification process. A station certification process requires 16 to 20 hours of classroom and hands-on training. In addition, our hourly employees are encouraged to participate in an on-the-job training program called the Wing Certified Trainer, or WCT, program that utilizes both detailed training guides and hands-on instruction by restaurant management. The certification process requires that the employee have a high level of knowledge of all 10 components of the restaurant’s operational manual. These 10 components represent the 6 different job positions in our restaurant: cashier and greeter, bartender, server, expedite station, grill and southwest station, and chip and shake station. Monetary incentives and additional benefits are used to encourage employees to participate in this certification process. Our objective is to have at least four WCTs at each company-owned and franchised restaurant.

Career Opportunities. We attempt to motivate and retain our field operations team by providing them with opportunities for increased responsibilities and advancement. In addition, we offer performance-based cash incentives tied to sales, profitability and qualitative measures such as visits by mystery shoppers. It is our preference to promote from within whenever possible.

Recruiting. We actively recruit and select individuals who demonstrate enthusiasm and dedication and who share our passion for high quality guest service delivered through teamwork and commitment. To attract high caliber managers, we have developed a competitive compensation plan that includes a base salary and an attractive benefits package, including participation in a management incentive plan that rewards managers for achieving performance objectives.

Food Preparation, Quality Control and Purchasing

We strive to maintain high food quality standards. Our systems are designed to protect our food supply throughout the preparation process. We provide detailed specifications to suppliers for our food ingredients, products and supplies. Our restaurant managers are certified in a comprehensive food safety and sanitation course, ServSafe, developed by the National Restaurant Association Education Foundation.

We negotiate directly with independent suppliers for our supply of food and paper products. We use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. To maximize our purchasing efficiencies and obtain the lowest possible prices for our ingredients, products and supplies, while maintaining the highest quality, our centralized purchasing team negotiates prices based on system-wide usage for both company-owned and franchised restaurants. The kitchen manager for each restaurant places orders with approved local suppliers and their UniPro distributor and orders are inspected at delivery. We believe that competitively priced, high quality alternative manufacturers, suppliers, growers and distributors are available should the need arise.

We utilize T. Marzetti Company, an industry-leading supplier of restaurant food products, for the production of our signature sauces. They maintain sufficient inventory levels to ensure consistent supply to our restaurants. We have a confidentiality agreement with Marzetti that prevents our sauces from being supplied to, or manufactured for, anyone else.

Fresh chicken wings are an important component of our cost of sales. Prices are generally based on the underlying commodity price of chicken wings plus additional costs for handling and distribution. For the fiscal year ended December 28, 2003, fresh chicken wings accounted for approximately 31% of our cost of sales. We ensure consistent supply of high quality chicken wings by utilizing four to six suppliers, with Peco Foods, Inc. currently accounting for greater than 50% of the total system-wide supply. Given our multiple suppliers and the commodity nature of fresh chicken wings, we believe we have sufficient supplier flexibility to maintain a consistent chicken wing supply. We regularly review our buying procedures to ensure quality and cost optimization.

Restaurant Franchise Operations

Our concept continues to attract a strong group of franchisees including franchisees of other successful casual dining and quick service restaurant chains.

Our franchisees execute a separate franchise agreement for each restaurant opened, typically providing for a 15- to 20-year initial term, with an opportunity to enter into a renewal franchise agreement subject to certain conditions. Our agreement currently requires franchisees to pay a franchise fee of $40,000 for the first restaurant opened and $30,000 for each additional restaurant they open. The $30,000 fee is reduced to $20,000 if the additional restaurant is in the designated area of the franchisee’s existing restaurant. If a franchisee has entered into an area development agreement with us, the initial franchise fee is $40,000 for the first restaurant, $30,000 for the second restaurant and $25,000 for each subsequent restaurant. These amounts are reduced to $30,000 for the first restaurant and $10,000 for each subsequent restaurant if the franchisee is an existing area developer. Franchisees also pay us a royalty fee of 5.0% of their restaurant sales. Franchise agreements typically allow us to assess franchisees an advertising fee in the amount of 3.0% of their restaurant sales, of which 2.5% is contributed to our Advertising Fund and the remaining 0.5% is spent directly by the franchisee in the applicable local market. Our current form of franchise agreement permits us to increase the required contribution to the Advertising Fund by 0.5% once every three years.

All of our franchise agreements require that each franchised restaurant be operated in accordance with our defined operating procedures, adhere to the menu established by us, meet applicable quality, service, health and cleanliness standards and comply with all applicable laws. We ensure these high standards are being followed through a variety of means including mystery shoppers and unannounced quality assurance inspections. We also employ franchise consultants to assist our franchisees in developing profitable operations and maintaining our operating standards. We may terminate the franchise rights of any franchisee who does not comply with our standards and requirements. We believe that maintaining superior food quality, an inviting and energetic atmosphere and excellent guest service are critical to the reputation and success of our concept, therefore, we aggressively enforce the contractual requirements of our franchise agreements.

The area development agreement establishes the number of restaurants that must be developed in a defined geographic area and the deadlines by which these restaurants must open. For area development agreements covering three to seven restaurants, restaurants are usually required to open in 12 month intervals. For larger development agreements, the interval is typically shorter. The area development agreement can be terminated by us if, among other reasons, the area developer fails to open restaurants on schedule.

Currently, our terms require our area developers to pay a non-refundable development fee equal to one-half of the initial franchise fee for each restaurant to be operated under the agreement. Under a special program we are currently offering, if the area developer agrees to open 12 restaurants, the development fee is $175,000. Development agreements for 13 to 24 restaurants require area developers to pay a fee of $250,000 and agreements for 25 or more restaurants require area developers to pay a fee of $300,000. As part of this special program, subject to certain conditions, the royalty fee of 5.0% is waived during the first 12 months of operation of each restaurant. There is no additional initial franchise fee for restaurants developed under this special program.

Management Information Systems

We have our core management information systems in place and believe they are scalable to support our future growth plans. We utilize a standard point-of-sale system in all of our company-owned restaurants that helps facilitate the operation of the restaurants by recording sales, cost of sales, labor and other operating metrics and allows managers to create various reports. Certain information from the point-of-sale system is transferred to our headquarters on a daily basis and is reported daily to various levels of management through our corporate email and intranet. Franchisees are required to report sales on a daily basis through an on-line reporting network and submit their restaurant-level financial statements on a quarterly or annual basis. We believe our current information systems are sufficient to support our planned expansion for the foreseeable future.

Competition

The restaurant industry is intensely competitive. We compete on the basis of the taste, quality and price of food offered; guest service; ambience; location; and overall dining experience. We believe that our attractive price-value relationship, our flexible service model and the quality and distinctive flavor of our food enable us to differentiate ourselves from our competitors. We believe we compete primarily with local and regional sports bars and casual dining and quick casual establishments, as well as with quick service restaurants such as wing-based take-out concepts. Many of our direct and indirect competitors are well-established national, regional or local chains and some have substantially greater financial and marketing resources than we do. We also compete with many restaurant and retail establishments for site locations and restaurant employees.

Proprietary Rights

We own the rights to the “Buffalo Wild Wings®” service mark and to certain other service marks and trademarks used in our system. We attempt to protect our sauce recipes as trade secrets by, among other things, requiring a confidentiality agreement with our sauce supplier and executive officers. It is possible that competitors could develop recipes and procedures that duplicate or closely resemble our recipes and procedures. We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concept. We have in the past, and expect to continue to vigorously protect our proprietary rights. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly and may not be successful. Although we believe that we have sufficient rights to all of our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand. Any such litigation may be costly and divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our trademarks or service marks in the future and may be liable for damages.

Government Regulation

The restaurant industry is subject to numerous federal, state and local governmental regulations, including those relating to the preparation and sale of food and alcoholic beverages, sanitation, public health, fire codes, zoning and building requirements. Each restaurant requires appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each restaurant requires food service licenses from local health authorities. Our licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by us or our employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, the over-serving of alcohol to patrons, advertising, wholesale purchasing and inventory control. The failure of a restaurant to retain liquor or food service licenses could have a material adverse effect on our operations. In order to reduce this risk, restaurant employees are trained in standardized operating procedures designed to assure compliance with all applicable codes and regulations.

We and our franchisees are also subject to laws governing our relationships with employees, including laws and regulations relating to benefits, wages, hours, workers’ compensation insurance rates, unemployment and other taxes, working and safety conditions and citizenship or immigration status. We may be subject in certain states to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. In addition, we are subject to various state and federal laws relating to the offer and sale of franchises and the franchisor-franchisee relationship. In general, these laws and regulations impose specific disclosure and registration requirements prior to the sale and marketing of franchises and regulate certain aspects of the relationship between franchisor and franchisee.

Employees

As of December 28, 2003, we employed 3,377 employees. We have 531 full-time and 2,742 part-time employees working in our company-owned restaurants and 104 employees based out of our home office or in the field. Our employees are not covered by any collective bargaining agreement and we have never experienced an organized work stoppage or strike. We believe that our working conditions and compensation packages are competitive and consider our relations with our employees to be good.

Our executive officers as of March 15, 2004 are as follows:

Sally J. Smith has served as our Chief Executive Officer and President since July 1996, as a director since August 1996 and as our Chief Financial Officer from 1994 to 1996. Prior to joining the company, she was the Chief Financial Officer of Dahlberg, Inc., the manufacturer and franchisor of Miracle-Ear hearing aids, from 1983 to 1994. Ms. Smith began her career with KPMG LLP, an international accounting and auditing firm. Ms. Smith is a CPA. Ms. Smith serves on the board of the National Restaurant Association.

Mary J. Twinem has served as our Executive Vice President, Chief Financial Officer and Treasurer since July 1996 and as our Controller from January 1995 to July 1996. Ms. Twinem also served as a director of the company from June 2002 to September 2003. Prior to joining the company, she served as the Director of Finance/Controller of Dahlberg, Inc., from 1989 to December 1994. Ms. Twinem began her career in public accounting and is a CPA.

Kathleen M. Alberga has served as our Senior Vice President, Marketing and Brand Development since January 2002 and as Vice President of Marketing since March 1997. Prior to joining us, Ms. Alberga was employed by Nemer, Fieger & Associates, an advertising agency, from 1992 to 1997, and she was a partner from 1994 to 1997.

Craig W. Donoghue has served as our Senior Vice President, Information Systems since January 2003, prior to which he served as our Director and later as Vice President of Information Systems from August 1998 to

January 2003. From November 1996 until August 1998, Mr. Donoghue was a self-employed computer consultant, using the trade name of Excelsior Information Systems. From January 1996 until November 1996, Mr. Donoghue was Manager of Information Systems for Varitronic Systems, Inc.

Emil Lee Sanders has served as our Senior Vice President, Development and Franchising since January 2002 and as Vice President of Franchising since August 2001. Prior to joining us, Mr. Sanders was National Director of Franchising of Allied Domecq Quick Service Restaurants, a franchisor of Dunkin’ Donuts, Togo’s Eateries and Baskin-Robbins from September 1998 to August 2001. From 1988 to 1998, Mr. Sanders was a Manager of Branded Retail Systems for General Mills.

James M. Schmidt has served as our Senior Vice President and General Counsel since January 2003 and as Vice President and General Counsel since April 2002. Mr. Schmidt has also served as our Secretary since September 2002, and served as a director of the company from 1994 to September 2003. Mr. Schmidt has been a practicing attorney since 1985, most recently with the law firm of Robbins, Kelly, Patterson & Tucker, which provides legal services to us from time to time.

Judith A. Shoulak has served as our Senior Vice President, Operations since February 2004, as our Senior Vice President, Human Resources from January 2003 to February 2004, and as Vice President of Human Resources from October 2001 to January 2003. From 1993 to 2001, Ms. Shoulak served as Vice President of Field Human Resources of Office Max, where she was responsible for human resources leadership to field operations. Ms. Shoulak is a member of the board of the Minnesota Restaurant Association.

Risk Factors/Forward-Looking Statements

The foregoing discussion and the discussion contained in Item 7 of this Form 10-K contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. The Company’s forward-looking statements generally relate to its growth strategy, financial results, sales efforts, acquisition plans and cash requirements. Although it is not possible to foresee all of the factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others, the risk factors that follow. Investors are cautioned that all forward-looking statements involve risks and uncertainties.

Fluctuations in chicken wing prices could reduce our operating income.

The primary food product used by our company-owned and franchised restaurants is fresh chicken wings. We purchase fresh chicken wings based on current market prices that are subject to fluctuations. Any material increase in the cost of fresh chicken wings could adversely affect our operating results. Fresh chicken wing prices are at all-time highs, with prices as of the end of March 2004 being approximately 50% higher than the average per pound price of $1.06 in 2003. Unless there is a reduction in the price of fresh chicken wings, or we are able to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the high wing prices, our operating results could be adversely affected. Fresh chicken wings accounted for approximately 28% and 31% of our cost of sales in 2002 and 2003, respectively, with an annual average price per pound of $.89 and $1.06, respectively. If we had experienced a 10% increase in fresh chicken wing costs during 2003, restaurant cost of sales would have increased by approximately $1.1 million for fiscal 2003. Additional information related to chicken wing prices is included in Item 7 under “Results of Operations.”

If we are unable to successfully open new restaurants, our revenue growth rate and profits may be reduced.

To successfully expand our business, we must open new Buffalo Wild Wings restaurants on schedule and in a profitable manner. In the past, we and our franchisees have experienced delays in restaurant openings and we may experience similar delays in the future. Delays or failures in opening new restaurants could hurt our ability to meet our growth objectives, which may affect the expectations of securities analysts and shareholders and thus our stock price. We cannot guarantee that we or our franchisees will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, any restaurants that we or our franchisees open may not obtain operating results similar to those of our existing restaurants. Our ability to expand successfully will depend on a number of factors, many of which are beyond our control. These factors include:

•	locating suitable restaurant sites in new and existing markets;

•	obtaining acceptable financing for construction of new restaurants or negotiating acceptable lease terms;

•	recruiting, training and retaining qualified home office, field and restaurant personnel and management;

•	attracting and retaining qualified franchisees;

•	cost effective and timely planning, design and build-out of restaurants;

•	obtaining and maintaining required local, state and federal governmental approvals and permits related to the construction of the sites and the sale of food and alcoholic beverages;

•	creating guest awareness of our restaurants in new markets;

•	competition in our markets; and

•	general economic conditions.

We must identify and obtain a sufficient number of suitable new restaurant sites for us to sustain our revenue growth rate.

We require that all proposed restaurant sites, whether for company-owned or franchised restaurants, meet site-selection criteria established by us. We may make errors in selecting these criteria or we or our franchisees may not be able to find sufficient new restaurant sites that satisfy these criteria to support our planned expansion in future periods. We face significant competition from other restaurant companies and retailers for sites that meet our criteria and the supply of sites may be limited in some markets. As a result of these factors, our costs to obtain and lease sites may increase, or we may not be able to obtain certain sites due to unacceptable costs. Our inability to obtain suitable restaurant sites at reasonable costs may reduce our growth rate.

Our restaurants may not achieve market acceptance in the new geographic regions we enter.

Our expansion plans depend on opening restaurants in new markets where we or our franchisees have little or no operating experience. The success of these new restaurants will be affected by the different competitive conditions, consumer tastes and discretionary spending patterns of the new markets as well as our ability to generate market awareness of the Buffalo Wild Wings brand. Sales at restaurants opening in new markets may take longer to reach average annual restaurant sales, if at all, thereby affecting the profitability of these restaurants. We may not be successful in operating our restaurants in new markets on a profitable basis.

New restaurants added to our existing markets may take sales from existing restaurants.

We and our franchisees intend to open new restaurants in our existing markets, which may reduce sales performance and guest visits for existing restaurants in those markets. In addition, new restaurants added in existing markets may not achieve system-wide operating performance.

Implementing our expansion strategy may strain our resources.

Our expansion strategy may strain our management, financial and other resources. We must attract and retain talented operating personnel to maintain the quality and service levels at our existing and future restaurants. We must also continue to enhance our operational, financial and management systems. We may not be able to effectively manage these or other aspects of our expansion. If we fail to do so, our business, financial condition, operating results and cash flows could suffer.

We are dependent on franchisees and their success.

Currently, approximately 65% of our restaurants are franchised. Franchising royalties and fees represented approximately 11% of our revenues during fiscal 2001, 2002 and 2003. Our performance depends upon i) our ability to attract and retain qualified franchisees and ii) the franchisees’ ability to execute our concept and capitalize upon our brand recognition and marketing. We may not be able to recruit franchisees who have the business abilities or financial resources necessary to open restaurants on schedule, or who will conduct operations in a manner consistent with our concept and standards. Also, our franchisees may not be able to operate restaurants in a profitable manner.

Our franchisees may take actions that could harm our business.

Franchisees are independent contractors and are not our employees. We provide training and support to franchisees, but the quality of franchised restaurant operations may be diminished if franchisees do not operate restaurants in a manner consistent with our standards and requirements, or if they do not hire and train qualified managers and other restaurant personnel. If franchisees do not adequately manage their restaurants, our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide sales could significantly decline. In addition, we may also face potential claims and liabilities due to the acts of our franchisees based on agency or vicarious liability theories.

We could face liability from our franchisees.

A franchisee or government agency may bring legal action against us based on the franchisee/franchisor relationships. Various state and federal laws govern our relationship with our franchisees and our potential sale of a franchise. If we fail to comply with these laws, we could be liable for damages to franchisees and fines or other penalties. Expensive litigation with our franchisees or government agencies may adversely affect both our profits and our important relations with our franchisees.

We may be unable to compete effectively in the restaurant industry.

The restaurant industry is intensely competitive. We believe we compete primarily with regional and local sports bars, casual dining and quick casual establishments, and quick service wing-based take-out concepts. Many of our direct and indirect competitors are well established national, regional or local chains with a greater market presence than us. Further, some competitors have substantially greater financial, marketing and other resources than we do. In addition, independent owners of local or regional establishments may enter the wing-based restaurant business without significant barriers to entry and such establishments may provide price competition for our restaurants. Competition in the casual dining, quick casual and quick service segments of the restaurant industry is expected to remain intense with respect to price, service, location, concept and the type and quality of food. We also face intense competition for real estate sites, qualified management personnel and hourly restaurant staff.

Our quarterly operating results may fluctuate due to the timing of special events and other factors.

Our quarterly operating results depend, in part, on special events, such as the Super Bowl and other popular sporting events, and thus are subject to fluctuations based on the dates for such events. Historically, sales in most of our restaurants have been higher during fall and winter months based on the relative popularity of national, regional and local sporting and other events. Further, our quarterly operating results may fluctuate significantly because of other factors, including:

•	increases or decreases in same-store sales;

•	fluctuations in food costs, particularly fresh chicken wings;

•	the timing of new restaurant openings, which may impact margins due to the related preopening costs and initially higher restaurant level operating expense ratios;

•	the timing and amount of asset impairment and restaurant closing charges;

•	labor availability and costs for hourly and management personnel;

•	changes in competitive factors;

•	disruption in supplies; and

•	general economic conditions and consumer confidence.

As a result of the factors discussed above, our quarterly and annual operating results may fluctuate significantly. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. In the future, operating results may fall below the expectations of securities analysts and investors. In that event, the price of our common stock would likely decrease.

We may not be able to attract and retain qualified personnel to operate and manage our restaurants.

Our success and the success of our individual restaurants depend on our ability to attract, motivate and retain a sufficient number of qualified restaurant employees, including restaurant managers, kitchen staff and wait staff. The inability to recruit and retain these individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants. This could inhibit our expansion plans and business performance and, to the extent that a labor shortage may force us to pay higher wages, harm our profitability. Further, the loss of any of our executive officers could adversely impact us.

We may not be able to obtain and maintain licenses and permits necessary to operate our restaurants.

The restaurant industry is subject to various federal, state and local government regulations, including those relating to the sale of food and alcoholic beverages. Such regulations are subject to change from time to time. The failure to obtain and maintain these licenses, permits and approvals, including food and liquor licenses, could adversely affect our operating results. Difficulties or failure to obtain the required licenses and approvals could delay or result in our decision to cancel the opening of new restaurants. Local authorities may revoke, suspend or deny renewal of our food and liquor licenses if they determine that our conduct violates applicable regulations.

Various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and sales taxes. A number of factors could adversely affect our operating results, including additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, increased tax reporting and tax payment requirements for employees who receive gratuities, a reduction in the number of states that allow tips to be credited toward minimum wage requirements and increased employee litigation including claims relating to the Fair Labor Standards Act.

The Federal Americans with Disabilities Act prohibits discrimination on the basis of disability in public accommodations and employment. Although our restaurants are designed to be accessible to the disabled, we could be required to make modifications to our restaurants to provide service to, or make reasonable accommodations for disabled persons.

We are susceptible to adverse trends and economic conditions in Ohio.

As of December 28, 2003, 75, or approximately 31%, of our company-owned and franchised restaurants are located in Ohio. As a result, we are susceptible to adverse trends and economic conditions in that state. In addition, given our geographic concentration in the Midwest, negative publicity regarding any of our restaurants could have a material effect on our business and operations throughout the region, as could other regional occurrences such as local strikes, new or revised laws or regulations, or disruptions in the supply of food products.

Changes in consumer preferences or discretionary consumer spending could harm our performance.

Our success depends, in part, upon the continued popularity of Buffalo, New York-style chicken wings, our other menu items, sports bars and casual dining restaurant styles. We also depend on trends toward consumers eating away from home more often. Shifts in these consumer preferences could negatively affect our future profitability. Such shifts could be based on health concerns related to the cholesterol, carbohydrate or fat content of certain food items, including items featured on our menu. Negative publicity over the health aspects of such food items may adversely affect consumer demand for our menu items and could result in a decrease in guest traffic to our restaurants. A decrease in guest traffic could materially harm our business. Smoking bans imposed by state or local laws could also adversely impact our restaurants’ performance. In addition, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. A decline in consumer spending or in economic conditions could reduce guest traffic or impose practical limits on pricing, either of which could harm our business, financial condition, operating results or cash flows.

A decline in visitors to any of the business districts near the locations of our restaurants could negatively affect our restaurant sales.

Some of our restaurants are located near high activity areas such as retail centers, big box shopping centers and entertainment centers. We depend on high visitor rates at these business districts to attract guests to our restaurants. If visitors to these centers decline due to economic conditions, road construction, changes in consumer preferences or shopping patterns, changes in discretionary consumer spending or otherwise, our restaurant sales could decline significantly and adversely affect our results of operations.

The acquisition of existing restaurants from our franchisees may have unanticipated consequences that could harm our business and our financial condition.

We may seek to selectively acquire existing restaurants from our franchisees. To do so, we would need to identify suitable acquisition candidates, negotiate acceptable acquisition terms and obtain appropriate financing. Any acquisition that we pursue, whether or not successfully completed, may involve risks, including:

•	material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition as the acquired restaurants are integrated into our operations;

•	risks associated with entering into markets or conducting operations where we have no or limited prior experience; and

•	the diversion of management’s attention from other business concerns.

Future acquisitions of existing restaurants from our franchisees, which may be accomplished through a cash purchase transaction, the issuance of our equity securities or a combination of both, could result in potentially dilutive issuances of our equity securities, the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other intangible assets, any of which could harm our business and financial condition.

Our ability to raise capital in the future may be limited, which could adversely impact our business.

Changes in our operating plans, acceleration of our expansion plans, lower than anticipated sales, increased expenses or other events, including those described in this section, may cause us to seek additional debt or equity financing on an accelerated basis. Financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could negatively impact our growth and other plans as well as our financial condition and results of operations. Additional equity financing, if available, may be dilutive to the holders of our common stock and may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate and grow our business.

Improper food handling may affect our business adversely.

There are health risks associated with eating contaminated or improperly handled or prepared food items. Negative publicity over illness caused by improper handling or preparation of food items could harm our future revenue and profitability. While we currently maintain insurance for these types of incidents, we cannot guarantee our insurance is sufficient to cover all adverse outcomes.

Complaints or litigation may hurt us.

Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to our restaurants. We are also subject to a variety of other claims arising in the ordinary course of business, including personal injury claims, contract claims, employment-related claims, claims by franchisees, and claims arising from an incident at a franchised restaurant. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. In addition, we are subject to “dram shop” statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. We are a party to such a dram shop claim filed in Pennsylvania state court. The plaintiff in this claim has asked for unspecified damages for wrongful death and loss of life as well as punitive damages. Recent litigation against restaurant chains has resulted in significant judgments, and settlements, under dram shop statutes. Because the plaintiff is seeking punitive damages, which may not be covered by insurance, this action could have an adverse impact on our financial condition and results of operations. See “Legal Proceedings.” Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage for any claims could materially adversely affect our financial condition or results of operations. Further, adverse publicity resulting from these allegations may materially adversely affect us and our restaurants.

Our current insurance may not provide adequate levels of coverage against claims.

We currently maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure, such as losses due to natural disasters. Such damages could have a material adverse effect on our business and results of operations.

We may not be able to protect our trademarks, service marks or trade secrets.

We place considerable value on our trademarks, service marks and trade secrets. We intend to actively enforce and defend our marks and if violations are identified, to take appropriate action to preserve and protect our goodwill in our marks. We attempt to protect our sauce recipes as trade secrets by, among other things, requiring confidentiality agreements with our sauce suppliers and executive officers. However, we cannot be sure that we will be able to successfully enforce our rights under our marks or prevent competitors from misappropriating our sauce recipes. We can also not be sure that: i) our marks are valuable, ii) using our marks does not, or will not, violate others’ marks, iii) the registrations of our marks would be upheld if challenged, or iv) we would not be prevented from using our marks in areas of the country where others might have already established rights to them. Any of these uncertainties could have an adverse effect on us and our expansion strategy.

ITEM 2. PROPERTIES

We are headquartered in Minneapolis, Minnesota. Our home office has 17,198 square feet of office space. We occupy this facility under a lease that terminates on November 1, 2007 with options to renew for two successive five-year terms.

As of December 28, 2003, we owned and operated 84 restaurants. We lease the land and building for all these sites. The majority of our existing leases are for 10- or 15-year terms, generally including options to extend the terms. We typically lease our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts. In addition, most of our leases include exclusive use provisions prohibiting our landlords from leasing space to other restaurants that fall within certain specified criteria. Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the lease or franchise agreement.

The following table sets forth the 29 states in which Buffalo Wild Wings restaurants are located and the number of restaurants in each state as of December 28, 2003:

	Number of Restaurants Open
	Company-owned	Franchised	Total
Alabama	—	2	2
Colorado	—	1	1
Florida	—	5	5
Georgia	2	—	2
Illinois	—	8	8
Indiana	2	21	23
Iowa	2	—	2
Kansas	6	—	6
Kentucky	8	3	11
Louisiana	—	3	3
Michigan	—	16	16
Minnesota	12	2	14
Mississippi	1	2	3
Missouri	3	5	8
Nebraska	5	1	6
Nevada	—	4	4
New York	4	—	4
North Carolina	3	2	5
North Dakota	—	2	2
Ohio	21	54	75
Oklahoma	—	1	1
Pennsylvania	3	—	3
South Carolina	—	1	1
South Dakota	—	1	1
Tennessee	8	—	8
Texas	—	12	12
Virginia	—	8	8
West Virginia	—	3	3
Wisconsin	4	4	8

Total	84	161	245

ITEM 3. LEGAL PROCEEDINGS

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims arising from personal injuries, contract claims, franchise-related claims, dram shop claims, employment-related claims and claims from guests or employees alleging injury, illness or other food quality, health or operational concerns. To date, none of these types of litigation, most of which are typically covered by insurance, has had a material effect on us. We have and continue to insure against most of these types of claims. A judgment on any claim not covered by or in excess of our insurance coverage could adversely affect our financial condition or results of operations.

On August 8, 2003, an action captioned Ritter v. Buffalo Wild Wings, Inc. was brought in Pennsylvania state court by the representative of the estate of a 23-year-old decedent alleging that we acted improperly by serving alcohol to an individual who later lost control of his vehicle and struck and killed the decedent and one other individual. The plaintiff has asked for unspecified damages for wrongful death and loss of life as well as punitive damages. We believe that we have meritorious defenses to the allegations made and are vigorously defending these claims. In addition, we believe we have sufficient insurance to cover an award of compensatory damages. Recent litigation against restaurant chains has resulted in significant judgments under “dram shop” statutes. A judgment significantly in excess of our insurance coverage or involving punitive damages, which may not be covered by insurance, could materially adversely affect our financial condition or results of operations. Further, adverse publicity resulting from these allegations may materially adversely affect us and our restaurants.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual meeting of shareholders on October 20, 2003, the following matters were submitted to a vote of the shareholders:

1.	Set the number of directors at seven (7).

For – 3,383,687; Against – 298,700; Abstain - 0

2.	Elect Directors: Sally J. Smith, Dale M. Applequist, Kenneth H. Dahlberg, Warren E. Mack, J. Oliver Maggard, Robert W. MacDonald and Molly S. Simmons.

For – 3,383,687; Withheld – 298,700

3.	Approve the amendment and restatement of the 1995 Stock Option Plan to be known as the 2003 Equity Incentive Plan.

For – 3,381,310; Against – 300,327; Abstain - 750

4.	Approve the 2003 Employee Stock Purchase Plan.

For – 3,381,310; Against – 300,327; Abstain - 750

5.	Ratify the appointment of KPMG LLP as independent auditors for the Company for the year ending December 28, 2003.

For – 3,682,387; Against – 0; Abstain – 0.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our Common Stock began trading on November 21, 2003 on the Nasdaq National Stock Market under the symbol “BWLD” in connection with our initial public offering. Prior to November 21, 2003, there was no public market for our Common Stock. The following table sets forth, for the fourth quarter, the high and low closing bid prices of our Common Stock beginning on November 21, 2003. These bid quotations represent inter-dealer prices and do not include retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended December 28, 2003:
Fourth Quarter (From November 21, 2003)	$24.21	$21.30

Holders

As of March 15, 2004, there were approximately 158 record holders of the Company’s Common Stock.

Dividends

The Company has never declared or paid cash dividends on its capital stock and does not anticipate declaring or paying any cash dividends in the foreseeable future. The Company intends to retain future earnings for the development of its business.

Securities authorized for issuance under equity compensation plans

For information on our equity compensation plans, refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management.”

Initial Public Offering and Use of Proceeds

We completed an initial public offering of 3,450,000 shares of common stock, of which 3,250,000 shares were offered by us and 200,000 were offered by selling shareholders, at an aggregate offering price of $58.7 million or $17.00 per share pursuant to registration statement No. 333-108695, which was declared effective on November 20, 2003. The managing underwriters for the IPO were RBC Capital Markets, SG Cowen and McDonald Investments Inc.

We received net proceeds, after expenses, from the IPO of $49.7 million. Offering expenses related to the IPO included an underwriting discount of $3.9 million and other offering expenses of $1.6 million. We used $10.6 million of the net proceeds for the repayment of capital leases and bank notes. The remaining proceeds are expected to be used for general corporate purposes, including opening new restaurants and renovation and maintenance of existing restaurants, acquiring existing restaurants from franchisees, research and development, working capital, and capital expenditures. We invest our cash balances in short-term investment instruments with the focus on protection of principal, adequate liquidity and maximization of after-tax returns. These investments include, but are not limited to high quality money market funds, commercial paper, U.S. government-backed instruments, repurchase agreements, municipal securities, and asset-backed securities.

ITEM 6. SELECTED FINANCIAL DATA

The following summary information should be read in conjunction with the Consolidated Financial Statements and related notes thereto set forth in Item 8 of this Form 10-K.

	Fiscal Years Ended
	Dec. 26, 1999	Dec. 31, 2000 (2)	Dec. 30, 2001	Dec. 29, 2002	Dec. 28, 2003
	(in thousands, except share and per share data, and footnotes)
Consolidated Statements of Earnings Data:
Revenue:
Restaurant sales	$29,049	$46,244	$66,351	$85,493	$112,965
Franchising royalties and fees	5,126	6,931	8,219	10,614	13,532

Total revenue	34,175	53,175	74,570	96,107	126,497
Costs and expenses:
Restaurant operating costs:
Cost of sales	9,527	13,935	21,133	24,983	35,423
Labor	7,377	12,754	18,563	24,640	32,684
Operating	4,397	6,649	10,328	13,311	17,559
Occupancy	1,936	2,851	4,262	5,734	7,738
Depreciation and amortization	1,928	2,590	4,096	5,528	7,021
General and administrative	5,148	9,020	10,333	14,133	16,926
Preopening	498	860	653	1,085	1,155
Restaurant closures and impairment	322	50	289	708	868

Total costs and expenses	31,133	48,709	69,657	90,122	119,374

Income from operations	3,042	4,466	4,913	5,985	7,123

Other expense, net	(692)	(304)	(713)	(878)	(1,246)

Earnings before income taxes	2,350	4,162	4,200	5,107	5,877
Income tax expense	940	1,600	1,499	2,030	2,294

Net earnings	1,410	2,562	2,701	3,077	3,583
Accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	60	1,209	1,317	1,457	1,452

Net earnings available to common stockholders	$1,350	$1,353	$1,384	$1,620	$2,131

Earnings per common share – basic	$0.56	$0.55	$0.56	$0.64	$0.66
Weighted average shares outstanding – basic	2,417,000	2,429,000	2,469,000	2,529,000	3,222,000
Earnings per common share – diluted	$0.55	$0.52	$0.50	$0.54	$0.55
Weighted average shares outstanding – diluted	2,460,000	2,583,000	2,781,000	2,976,000	3,842,000
Pro forma earnings per common share – basic (1)					$0.73
Pro forma weighted average shares outstanding – basic (1)					4,884,000
Pro forma earnings per common share – diluted (1)					$0.65
Pro forma weighted average shares outstanding – diluted (1)					5,503,000

Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$6,116	$4,211	$11,019	$8,494	$16,068
Net cash used in investing activities	(3,216)	(8,133)	(7,853)	(9,592)	(10,739)
Net cash provided by (used in) financing activities	2,475	1,346	(416)	(1,638)	39,557

	As Of
	Dec. 26, 1999	Dec. 31, 2000	Dec. 30, 2001	Dec. 29, 2002	Dec. 28, 2003
	(in thousands)
Consolidated Balance Sheets Data:
Total current assets	$9,741	$8,868	$12,469	$12,656	$55,663
Total assets	22,161	31,872	40,971	50,741	103,999
Total current liabilities	6,420	7,865	13,003	14,827	15,641
Total liabilities	12,260	17,469	23,717	30,390	28,932
Mandatorily redeemable Series A Preferred Stock	5,867	9,014	10,331	11,788	—
Retained earnings	2,344	3,697	5,081	6,701	8,832
Total common stockholders’ equity	4,034	5,389	6,923	8,563	75,067

(1)	Gives effect to the conversion of mandatorily redeemable Series A Preferred Stock into 1,849,415 shares of common stock. The conversion occurred automatically upon completion of the initial public offering in November of 2003 but was treated as if it occurred on December 30, 2002. Also gives effect to the elimination of the preferred stock accretion as a result of the conversion.
(2)	The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. The fiscal years ended December 26, 1999, December 30, 2001, December 29, 2002 and December 28, 2003 were comprised of 52 weeks. The fiscal year ended December 31, 2000 was comprised of 53 weeks.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for fiscal 2004 and our expected store openings. Such statements are forward-looking and involve risks and uncertainties including but not limited to those discussed in Item 1 of this 10-K under “Risk Factors/Forward-Looking Statements.” Information included in this discussion and analysis includes commentary on franchised and system-wide restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such system-wide sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Buffalo Wild Wings® Grill & Bar concept and the overall health of the concept. Franchise information also provides an understanding of the Company’s revenues as franchise royalties and fees are based on the opening of franchise units and their sales. However, franchise sales, system-wide and same-store sales information does not represent sales in accordance with GAAP, should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to system-wide financial information as defined or used by other companies.

Overview

As of December 28, 2003, we owned and operated 84 and franchised an additional 161 Buffalo Wild Wings Grill & Bar restaurants in 29 states. Of the 245 system-wide restaurants, 75 of those restaurants located in Ohio. The restaurants have elements of both the quick casual and casual dining styles, both of which are part of a growing industry, with consumer spending in the quick casual segment increasing at a rate greater than in quick service or casual dining, and the grill and bar segment generally considered the largest and a growing sub-segment of the casual dining industry. Our long term focus is to grow to a national chain of 1,000 locations, with 20-25% annual unit growth in the next few years, continuing the strategy of developing both company-owned and franchised restaurants. Important to our success will be the continued and growing trend of consumers dining out more often, and the economic trend in declining relative cost of a restaurant meal in comparison to a home-cooked meal.

Our revenue is generated by:

•	Sales at our company-owned restaurants, which was 89% of total revenue in 2003. Food and nonalcoholic beverages accounted for 68% of restaurant sales. The remaining 32% of restaurant sales was from alcoholic beverages. The menu item with the highest sales volume is chicken wings at 30% of total restaurant sales.

•	Royalties and franchise fees received from our franchisees.

We generate cash from the operation of our company-owned restaurants and also from franchise royalties and fees. We highlight the specific costs associated with operating our company-owned restaurants in the statement of earnings under “Restaurant operating costs.” Nearly all of our depreciation expense relates to assets used by our company-owned restaurants. Preopening costs are those costs associated with opening new company-owned restaurants and will vary annually based on the number of new locations opened. Restaurant closures and impairment expense is related to company-owned restaurants, and includes the writedown of poor performing locations, the costs associated with closures of locations and normal asset retirements. Certain other expenses, such as general and administrative, relate to both company-owned restaurant and franchising operations.

We focus on trends in company-owned, franchised, and system-wide same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume, and therefore cash flow, per location. We focus on the cash flow generated from our company-owned restaurants as a measure of whether we are operating effectively.

Since chicken wings are a large part of our restaurant sales, the cost of fresh chicken wings can significantly change our cost of sales and cash flow from company-owned restaurants. With the cost of fresh chicken wings currently at all-time highs, we are focused short term on sustaining positive same-store sales through effective marketing promotions and overall high quality guest hospitality. In the near and long term, we are considering menu price increases, exploring purchasing strategies to lessen the severity of cost increases and fluctuations, and reviewing menu additions and other strategies that may decrease the percentage that chicken wings are of total restaurant sales. As a growing company, we review our trend in general and administrative expenses, and are focused on reducing this expense as a percentage of revenue.

We operate on a 52 or 53 week fiscal year ending on the last Sunday in December. Our fiscal 2000 was a 53-week year. For the purposes of annual comparisons, unless otherwise noted, we have not adjusted for this difference.

Critical Accounting Policies and Use of Estimates

Our significant accounting policies are described in Note 1 of the Consolidated Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States of America. Critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We believe that the following discussion represents our more critical accounting policies and estimates used in the preparation of our consolidated financial statements, although it is not inclusive.

Valuation of Long-Lived Assets and Store Closing Reserves

We review long-lived assets quarterly to determine if the carrying value of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the restaurant level. Restaurants are included in the impairment analysis after they have been open for 15 months. We evaluate each long-lived asset, including leasehold improvements, equipment and fixtures over its remaining lease term, after considering the potential impact of planned operational improvements and marketing programs. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. The determination of asset fair value is also subject to significant judgment. During fiscal 2001, 2002 and 2003, we recognized $214,000, $309,000 and $621,000, respectively, of asset impairment charges.

In addition to the valuation of long-lived assets, we also record store closing reserves when a restaurant is abandoned. Store closing reserves are subject to significant judgment as accruals are made for lease payments on abandoned leased facilities. Many factors including the local business environment, other available lease sites and the willingness of lessors to negotiate lease buyouts are considered in making the accruals. We estimate future lease obligations based on these factors and quarterly evaluate the adequacy of estimated reserves based on current market conditions. There were no store closing reserves recorded in fiscal 2001. During 2002, we recorded store closing reserves of $243,000 to accrue obligations for an underperforming restaurant that was closed in 2002. During 2003, we recorded reserves of $163,000, which included charges of $87,000 for a restaurant closed in 2003 and additional charges of $76,000 for the restaurant closed in 2002.

The reconciliation of the store closing reserve for the year ended December 29, 2002 and December 28, 2003 is as follows:

	Balance Dec. 30, 2001	2002 provision	Costs incurred	Balance Dec. 29, 2002	2003 provision	Costs incurred	Balance Dec. 28, 2003
	(in thousands)
Remaining lease obligation and utilities	$—	$185	$(21)	$164	$210	$(163)	$211
Broker fees	—	58	—	58	(47)	—	11

	$—	$243	$(21)	$222	$163	$(163)	$222

Vendor Allowances

Vendor allowances include allowances, rebates and other funds received from vendors. Certain of these funds are determined based on various quantitative contract terms. We also receive vendor rebates from certain manufacturers and distributors calculated based upon purchases made by franchisees. Amounts expected to be received from vendors are recognized as a reduction of inventoriable costs as product purchases are made from vendors. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction of the related expense. We record an estimate of earned vendor rebates and allowances that are calculated based upon monthly purchases. We generally receive payment from vendors approximately 30 days from the end of a month for that month’s purchases. During fiscal 2001, 2002 and 2003, vendor allowances were recorded as a reduction in inventoriable costs and cost of sales was reduced by $1.3 million, $1.8 million, and $2.3 million, respectively.

Revenue Recognition — Franchise Operations

Our franchise agreements have terms ranging from 10 to 20 years. These agreements also convey extension terms of five or 10 years depending on contract terms and if certain conditions are met. We provide training, preopening assistance and restaurant operating assistance in exchange for area development fees, franchise fees and royalties of 5% of the franchised restaurant’s sales. Franchise fee revenue from individual franchise sales is recognized upon the opening of the restaurant when all our material obligations and initial services to be provided by us have been performed. Area development fees are dependent upon the number of restaurants granted in the agreement as are our obligations under the area development agreement. Consequently, as our obligations are met, area development fees are recognized in relation to the expenses incurred with the opening of each new restaurant and any royalty free periods. Royalties are accrued as earned and are calculated each period based on reporting franchisees’ sales.

Results of Operations

Our operating results for 2001, 2002 and 2003 are expressed as a percentage of total revenue below, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales.

	Fiscal Years Ended
	Dec. 30, 2001	Dec. 29, 2002	Dec. 28, 2003
Revenue:
Restaurant sales	89.0%	89.0%	89.3%
Franchising royalties and fees	11.0	11.0	10.7

Total revenue	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	31.9	29.2	31.4
Labor	28.0	28.8	28.9
Operating	15.6	15.6	15.5
Occupancy	6.4	6.7	6.9
Depreciation and amortization	5.5	5.8	5.6
General and administrative	13.9	14.7	13.4
Preopening	0.9	1.1	0.9
Restaurant closures and asset impairment	0.4	0.7	0.7

Total costs and expenses	93.4	93.8	94.4

Income from operations	6.6%	6.2%	5.6%

Other income (expense):
Interest expense	(1.2)%	(1.0)%	(0.8)%
Cost of debt extinguishment	—	—	(0.3)
Interest income	0.3	0.1	0.1

Total other expense	(1.0)	(0.9)	(1.0)

Earnings before income taxes	5.6	5.3	4.6
Income tax expense	2.0	2.1	1.8

Net earnings	3.6	3.2	2.8
Accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	1.8	1.5	1.1

Net earnings available to common stockholders	1.9%	1.7%	1.7%

The number of company-owned and franchised restaurants open are as follows:

	As of
	Dec. 30, 2001	Dec. 29, 2002	Dec. 28, 2003
Company-owned restaurants	53	70	84
Franchised restaurants	105	129	161

System-wide restaurants	158	199	245

The total restaurant sales for company-owned and franchised restaurants are as follows (in thousands of dollars):

	Fiscal Years Ended
	Dec. 30, 2001	Dec. 29, 2002	Dec. 28, 2003
Company-owned restaurant sales	$66,351	$85,493	$112,965
Franchised restaurant sales	153,947	195,232	252,165

System-wide restaurant sales	$220,298	$280,725	$365,130

Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

	Fiscal Years Ended
	Dec. 30, 2001	Dec. 29, 2002	Dec. 28, 2003
Company-owned same-store sales	8.8%	1.6%	4.3%
Franchised same-store sales	5.5%	1.5%	5.6%
System-wide same-store sales	6.4%	1.6%	5.2%

The annual average prices paid per pound for fresh chicken wings are as follows:

	Fiscal Years Ended
	Dec. 30, 2001	Dec. 29, 2002	Dec. 28, 2003
Annual average price per pound	$1.18	$.89	$1.06

Fiscal Year 2003 Compared to Fiscal Year 2002

Restaurant sales increased by $27.5 million, or 32.1%, to $113.0 million in 2003 from $85.5 million in 2002. The increase in restaurant sales was due to a $24.2 million increase associated with the opening of 15 new company-owned restaurants in 2003 and the 8 company-owned restaurants opened before 2003 that did not meet the criteria for same-store sales and $3.3 million related to a 4.3% increase in same-store sales. The increase in same-store sales from 1.6% in 2002 to 4.3% in 2003 was due to more effective marketing promotions, better economic conditions, and the lower level of same-store sales growth in 2002.

Franchise royalties and fees increased by $2.9 million, or 27.5%, to $13.5 million in 2003 from $10.6 million in 2002. The increase was due primarily to additional royalties collected from the 36 new franchised restaurants that opened in 2003 and a full year of operations for the 28 franchised restaurants that opened in 2002. Same-store sales for franchised restaurants increased 5.6%.

Cost of sales increased by $10.4 million, or 41.8%, to $35.4 million in 2003 from $25.0 million in 2002 due primarily to more restaurants being operated in 2003. Cost of sales as a percentage of restaurant sales increased to 31.4% in 2003 from 29.2% in 2002. The increase in cost of sales as a percentage of restaurant sales was primarily due to higher fresh chicken wing costs. We are susceptible to wing price fluctuations. Annual average wing prices have ranged from $0.89 to $1.18 per pound during the last three years. For 2003, wing prices averaged $1.06 per pound which was a 19.1% increase over 2002.

Labor expenses increased by $8.0 million, or 32.7%, to $32.7 million in 2003 from $24.6 million in 2002 due primarily to more restaurants being operated in 2003. Labor expenses as a percentage of restaurant sales were essentially flat year over year, at 28.9% in 2003 compared to 28.8% in 2002.

Operating expenses increased by $4.2 million, or 31.9%, to $17.6 million in 2003 from $13.3 million in 2002 due primarily to more restaurants being operated in 2003. Operating expenses as a percentage of restaurant sales decreased to 15.5% in 2003 from 15.6% in 2002. The decrease in operating expenses as a percentage of restaurant sales was primarily due to lower restaurant repairs and maintenance.

Occupancy expenses increased by $2.0 million, or 35.0%, to $7.7 million in 2003 from $5.7 million in 2002 due primarily to more restaurants being operated in 2003. Occupancy expenses as a percentage of restaurant sales increased to 6.9% in 2003 from 6.7% in 2002, primarily due to higher rent expense on new free-standing restaurants opened in 2003 and increasing common area maintenance costs for all restaurants.

Depreciation and amortization increased by $1.5 million, or 27.0%, to $7.0 million in 2003 from $5.5 million in 2002. The increase was primarily due to the additional depreciation on 15 new restaurants in 2003 and 18 new restaurants operated for a full year in 2003.

General and administrative expenses increased by $2.8 million, or 19.8%, to $16.9 million in 2003 from $14.1 million in 2002 due to higher corporate headcount. General and administrative expenses as a percentage of total revenue decreased to 13.4% in 2003 from 14.7% in 2002. This decrease was primarily due to a planned decrease in general and administrative expense growth relative to sales growth, and to our ability to leverage existing corporate infrastructure.

Preopening costs increased by $70,000, or 6.5%, to $1.2 million in 2003 from $1.1 million in 2002. The Company opened 15 new restaurants in 2003 versus 18 new restaurants in 2002. Preopening costs per restaurant opened increased in 2003 due to higher labor and training costs.

Restaurant closures and asset impairment increased by $160,000, or 22.5%, to $868,000 in 2003 from $708,000 in 2002. The expense in 2003 represented the asset impairment of one underperforming restaurant, closure of one restaurant, additional reserves related to a restaurant which closed in 2002, and impairment of liquor licenses in Ohio. The expense in 2002 represents the impairment and closure of an underperforming restaurant and impairment of liquor licenses in Pennsylvania.

Interest expense decreased by $19,000, or 2.0%, to $947,000 in 2003 from $966,000 in 2002. We repaid all long term debt and capital lease obligations in early December 2003 with proceeds from the initial public offering. The decrease was due to debt being held for the full year in 2002 versus 11 months in 2003. In addition to the interest expense noted earlier, we incurred a cost of debt extinguishment of $411,000 relating to the repayment.

Interest income increased by $23,000, or 26.5%, to $112,000 in 2003 from $88,000 in 2002. The increase was due to interest income generated on the higher cash balances as a result of the initial public offering of common stock. Cash balances at the end of the year were $49.5 million in 2003 compared to $4.6 million in 2002.

Provision for income taxes increased $264,000, or 13.0%, to $2.3 million in 2003 from $2.0 million in 2002. The effective tax rate as a percentage of income before taxes decreased to 39.0% in 2003 from 39.8% in 2002. Our effective tax rate reflects the full federal and state statutory rates on taxable income. The reduction in our effective tax rate period over period was due to more restaurants being added in states with lower effective rates.

Fiscal Year 2002 Compared to Fiscal Year 2001

Restaurant sales increased by $19.1 million, or 28.9%, to $85.5 million in 2002 from $66.4 million in 2001. The increase in restaurant sales was due to an $18.1 million increase associated with the opening of 18 new company-owned restaurants in 2002 and six company-owned restaurants opened before 2002 that did not meet the criteria for same-store sales, and $1.0 million related to a 1.6% increase in same-store sales.

Franchise royalties and fees increased by $2.4 million, or 29.1%, to $10.6 million in 2002 from $8.2 million in 2001. The increase was primarily due to additional royalties collected from the 28 new franchised restaurants that opened in 2002 and a full year of operations for the 11 franchised restaurants that opened in 2001. Same-store sales for franchised restaurants increased 1.5%.

Cost of sales increased by $3.9 million, or 18.2%, to $25.0 million in 2002 from $21.1 million in 2001 primarily due to more restaurants being operated in 2002. Cost of sales as a percentage of restaurant sales decreased to 29.2% in 2002 from 31.9% in 2001. The reduction in cost of sales as a percentage of restaurant sales was primarily due to lower fresh chicken wing costs.

Labor expenses increased by $6.1 million, or 32.7%, to $24.6 million in 2002 from $18.6 million in 2001 primarily due to more restaurants being operated in 2002. Labor expenses as a percentage of restaurant sales increased to 28.8% in 2002 from 28.0% in 2001. The increase in labor expenses as a percentage of restaurant sales was primarily due to management’s focus on increased restaurant hospitality.

Operating expenses increased by $3.0 million, or 28.9%, to $13.3 million in 2002 from $10.3 million in 2001 primarily due to more restaurants being operated in 2002. Operating expenses as a percentage of restaurant sales remained constant at 15.6%. Higher repair and maintenance costs were offset by lower utilities costs.

Occupancy expenses increased by $1.5 million, or 34.5%, to $5.7 million in 2002 from $4.3 million in 2001 primarily due to more restaurants being operated in 2002. Occupancy expenses as a percentage of restaurant sales increased to 6.7% in 2002 from 6.4% in 2001, primarily due to higher occupancy expenses for higher quality and more expensive restaurant sites.

Depreciation and amortization increased by $1.4 million, or 35.0%, to $5.5 million in 2002 from $4.1 million in 2001. The increase was primarily due to the additional depreciation on 18 new restaurants in 2002 and 11 new restaurants from 2001 that operated for a full year in 2002.

General and administrative expenses increased by $3.8 million, or 36.8%, to $14.1 million in 2002 from $10.3 million in 2001. General and administrative expenses as a percentage of total revenue increased to 14.7% in 2002 from 13.9% in 2001. This increase was primarily due to adding key personnel to support our expansion and related hiring costs, higher professional fees and travel costs.

Preopening costs increased by $432,000, or 66.2%, to $1.1 million in 2002 from $653,000 in 2001. The increase was due to costs associated with opening 18 new company-owned restaurants in 2002 versus nine new company-owned restaurants in 2001.

Restaurant closures and asset impairment increased $419,000, or 145%, to $708,000 in 2002 from $289,000 in 2001. The expense in 2002 represented the impairment and closure of an underperforming restaurant and the impairment of liquor licenses in a particular market. The expense in 2001 represented the impairment of an underperforming restaurant and some miscellaneous equipment.

Interest expense increased $56,000, or 6.2%, to $966,000 in 2002 from $910,000 in 2001. The increase was due to additional capital leases for equipment executed in 2002. This increase was partially offset by new capital leases lowering the overall blended interest rate in 2002 compared to 2001.

Interest income decreased $109,000, or 55.3%, to $88,000 in 2002 from $197,000 in 2001. The decrease was due to lower interest rates and lower investment balances in 2002 compared to 2001.

Provision for income taxes increased $531,000, or 35.4%, to $2.0 million in 2002 from $1.5 million in 2001. The effective tax rate as a percentage of income before taxes increased to 39.8% in 2002 from 35.7% in 2001 due to higher state taxes and a reduction in general business credits.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for new restaurant construction, remodeling and maintaining our existing company-owned restaurants, working capital and other general business needs. Our main sources of liquidity and capital are cash flows from operations and the issuance of common stock through an initial public offering in November 2003. The cash balance at the fiscal year ended 2003 was $49.5 million. We invest our cash balances in short-term investment instruments with the focus on protection of principal, adequate liquidity and maximization of after-tax returns. These investments include, but are not limited to, high quality money market funds, commercial paper, US government-backed instruments, repurchase agreements, municipal securities, and asset-backed securities. We repaid all long-term capital lease obligations and long-term debt in December 2003.

During fiscal 2001, 2002 and 2003, net cash provided by operating activities was $11.0 million, $8.5 million, and $16.1 million, respectively. Net cash provided by operating activities in 2003 consisted primarily of net earnings adjusted for non-cash expenses, an increase in accounts payable, accrued expenses, and unearned franchise fees partially offset by an increase in prepaid expenses. The increase in accounts payable was due to more restaurants under construction and due to an increased number of invoices as a result of the larger restaurant base. The increase in accrued expenses was due to larger gift card liabilities, professional fees, and relocation costs. The increase in unearned franchise fees was due to an increased number of franchise agreements sold but not yet opened. The increase in prepaid expenses was due to higher insurance costs as we completed our initial public offering.

Net cash provided by operating activities in 2002 consisted primarily of net earnings adjusted for non-cash expenses and an increase in accrued expenses, partially offset by an increase in accounts receivable and the timing of income tax payments which reduced income taxes payable. The increase in accrued expenses was due primarily to higher incentive compensation costs resulting from additional corporate headcount and improved company performance. The increase in accounts receivable was primarily the result of higher amounts of purchased restaurant furniture and fixtures that were pending funding from a third-party lessor, which funding was received in early 2003.

Net cash provided by operating activities in 2001 consisted primarily of net earnings adjusted for non-cash expenses and an increase in accounts payable, accrued expenses and income taxes payable partially offset by an increase in accounts receivable. The increase in accounts payable was due to an increased number of invoices as a result of the larger restaurant base. The increase in accrued expenses was due primarily to higher incentive compensation costs resulting from company performance. The increase in income taxes payable was due to the timing of payments. The increase in accounts receivable was primarily the result of higher amounts of purchased restaurant furniture and fixtures that were pending funding from a third party lessor, which funding was received in early 2002.

Net cash used in investing activities for 2001, 2002, and 2003 was $7.9 million, $9.6 million, and $10.7 million, respectively. Investing activities consisted of purchases of property and equipment related to the opening of new restaurants in all periods. In 2001, 2002 and 2003, we opened nine, 18, and 15 new restaurants, respectively. In 2001, we acquired two franchised restaurants for $1.4 million. We expect capital expenditures to increase to approximately $19 million in fiscal 2004 due to the addition of new company-owned restaurants and the renovation and maintenance of existing restaurants. In 2004, we plan to open 20 new company-owned restaurants and 45 new franchised restaurants.

Net cash provided by (used in) financing activities for 2001, 2002 and 2003 was ($416,000), ($1.6 million), and $39.4 million, respectively. Net cash provided by financing activities for 2003 resulted primarily from the issuance of common stock from the initial public offering ($49.8 million), proceeds from the exercise of warrants and stock options ($1.2 million), partially offset by payments and payoff of all long-term debt and capital lease obligations ($13.2 million). No additional funding from the issuance of common stock (other than from the exercise of options and warrants) is anticipated in 2004. Net cash used in financing activities for 2002 resulted primarily from payments made on capital lease obligations, offset by cash received from lessors related to restaurant construction. Net cash used in financing activities for 2001 resulted primarily from payments made on capital lease obligations, offset by cash received from lessors related to restaurant construction and cash received from bank loans related to the acquisition of two franchised restaurants.

Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. We do not currently own any of the properties on which our restaurants operate and therefore do not have the ability to enter into sale-leaseback transactions as a potential source of cash.

The following table presents a summary of our contractual operating lease obligations and commitments as of December 28, 2003:

		Payments Due By Period (in thousands)
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating Lease Obligations	$66,424	8,119	15,455	14,603	28,247
Commitments for restaurants under development	15,794	2,604	2,729	2,840	7,621

Total	$82,218	10,723	18,184	17,443	35,868

Prior to our initial public offering, we operated with a net working capital deficit utilizing our cash from operations and proceeds from equity financings and equipment leasing to fund our operations and our expansion. We believe the cash flows from our operating activities and the proceeds from our initial public offering will be sufficient to fund our operations and meet our obligations for the foreseeable future.

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. In December 2003, the FASB issued FIN No. 46R which amends FIN No. 46 and, among other things, includes additional scope exceptions for franchisees and entities with business operations that meet certain criteria. We have reviewed our franchise relationships under FIN No.46R and concluded that we are not required to consolidate any of our existing franchise entities. The application of FIN No. 46R is not expected to have an impact on the Company’s consolidated financial statement or disclosures.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires that an issuer classify a financial instrument within the scope of the pronouncement as a liability. SFAS No. 150 was effective for us as of July 1, 2003. The adoption of this statement did not have a material impact on our financial statements because our mandatorily redeemable Series A Preferred Stock was convertible into common stock.

Quarterly Results of Operations

The following table sets forth, by quarter, the unaudited quarterly results of operations for the two most recent years, as well as the same data expressed as a percentage of our total revenue for the periods presented. Restaurant operating costs are expressed as a percentage of restaurant sales. The information for each quarter is unaudited and we have prepared it on the same basis as the audited financial statements appearing elsewhere in this document. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results. All amounts, except per share amounts, are expressed in thousands.

Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in same-store sales, changes in fresh chicken wing prices, the timing and amount of new restaurant openings and related expenses, asset impairment charges, store closing charges, general economic conditions and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period.

Results of Quarterly Operations

	Mar. 31, 2002	Jun. 30, 2002	Sep. 29, 2002	Dec. 29, 2002	Mar. 30, 2003	Jun. 29, 2003	Sep. 28, 2003	Dec. 28, 2003
Revenue:
Restaurant sales	$21,242	$19,687	$20,740	$23,824	$26,587	$25,974	$27,876	$32,528
Franchise royalties and fees	2,410	2,706	2,608	2,890	2,988	3,120	3,223	4,201

Total revenue	23,652	22,393	23,348	26,714	29,575	29,094	31,099	36,729

Costs and expenses:
Restaurant operating costs:
Cost of sales	6,547	5,538	5,901	6,997	8,128	8,087	8,701	10,507
Labor	5,914	5,910	6,150	6,666	7,775	7,662	8,135	9,112
Operating	3,141	2,990	3,355	3,825	4,282	3,939	4,349	4,989
Occupancy	1,319	1,365	1,471	1,579	1,792	1,929	1,906	2,111
Depreciation and amortization	1,211	1,346	1,440	1,531	1,648	1,732	1,744	1,897
General and administrative	3,651	3,832	3,497	3,153	3,641	4,238	4,209	4,838
Preopening	166	246	129	544	280	76	223	576
Restaurant closures and impairment	12	172	247	277	1	721	16	130

Total costs and expenses	21,961	21,399	22,190	24,572	27,547	28,384	29,283	34,160

Income from operations	1,691	994	1,158	2,142	2,028	710	1,816	2,569
Other income (expense):
Interest expense	(220)	(251)	(245)	(250)	(252)	(270)	(247)	(178)
Cost of debt extinguishment	—	—	—	—	—	—	—	(411)
Interest income	27	27	20	14	12	21	21	58

Total other expense	(193)	(224)	(225)	(236)	(240)	(249)	(226)	(531)

Earnings before income taxes	1,498	770	933	1,906	1,788	461	1,590	2,038
Income tax expense	599	308	367	756	697	180	620	797

Net earnings	899	462	566	1,150	1,091	281	970	1,241

Accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	362	362	362	371	401	402	402	247

Net earnings (loss) available to common shareholders	$537	$100	$204	$779	$690	$(121)	$568	$994

Earnings per share—basic	0.21	0.04	0.08	0.31	0.27	(0.04)	0.21	0.20
Earnings per share—diluted	0.18	0.03	0.07	0.24	0.22	(0.04)	0.17	0.18
Weighted average shares outstanding—basic	2,529	2,529	2,529	2,530	2,552	2,720	2,755	4,875
Weighted average shares outstanding—diluted	2,976	2,976	2,976	4,826	3,161	2,720	3,386	5,459

Results of Quarterly Operations

	Mar. 31, 2002	Jun. 30, 2002	Sep. 29, 2002	Dec. 29, 2002	Mar. 30, 2003	Jun. 29, 2003	Sep. 28, 2003	Dec. 28, 2003
Revenue:
Restaurant sales	89.8%	87.9%	88.8%	89.2%	89.9%	89.3%	89.6%	88.6%
Franchise royalties and fees	10.2	12.1	11.2	10.8	10.1	10.7	10.4	11.4

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	30.8	28.1	28.5	29.4	30.6	31.1	31.2	32.3
Labor	27.8	30.0	29.7	28.0	29.2	29.5	29.2	28.1
Operating	14.8	15.2	16.2	16.1	16.1	15.2	15.6	15.4
Occupancy	6.2	6.9	7.1	6.6	6.7	7.4	6.8	6.5
Depreciation and amortization	5.1	6.0	6.2	5.7	5.6	6.0	5.6	5.2
General and administrative	15.4	17.1	15.0	11.8	12.3	14.6	13.5	13.2
Preopening	0.7	1.1	0.6	2.0	0.9	0.3	0.7	1.6
Restaurant closures and impairment	0.1	0.8	1.1	1.0	—	2.5	0.1	0.4

Total costs and expenses	92.9	95.6	95.0	92.0	93.1	97.6	94.2	93.0

Income from operations	7.1	4.4	5.0	8.0	6.9	2.4	5.8	7.0
Other income (expense):
Interest expense	(0.9)	(1.1)	(1.0)	(0.9)	(0.9)	(0.9)	(0.8)	(0.5)
Cost of debt extinguishment	—	—	—	—	—	—	—	(1.1)
Interest income	0.1	0.1	0.1	0.1	0.0	0.1	0.1	0.2

Total other expense	(0.8)	(1.0)	(1.0)	(0.9)	(0.8)	(0.9)	(0.7)	(1.5)

Earnings before income taxes	6.3	3.4	4.0	7.1	6.0	1.6	5.1	5.6
Income tax expense	2.5	1.4	1.6	2.8	2.4	0.6	2.0	2.2

Net earnings	3.8	2.1	2.4	4.3	3.7	1.0	3.1	3.4

Accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	1.5	1.6	1.6	1.4	1.4	1.4	1.3	0.7

Net earnings (loss) available to common shareholders	2.3%	0.4%	0.9%	2.9%	2.3%	(0.4)%	1.8%	2.7%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to our cash and cash equivalents. We invest our excess cash in highly liquid short-term investments with maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and, therefore, impact our cash flows and results of operations.

Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. We use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have no minimum purchase commitments from our vendors. The primary food product used by company-owned and franchised restaurants is fresh chicken wings. We purchase fresh chicken wings based on current market prices that are subject to fluctuation. A material increase in fresh chicken wing costs may adversely effect our operating results. Fresh chicken wing prices are at all-time highs, with prices as of the end of March 2004 being approximately 50% higher than the average per pound price of $1.06 in 2003. Unless there is a reduction in the price of fresh chicken wings, or we are able to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the high wing prices, our operating results could be adversely affected. Fresh chicken wings accounted for approximately 28% and 31% of our cost of sales in 2002 and 2003, respectively with an annual average price per pound of $.89 and $1.06, respectively. If we had experienced a 10% increase in fresh chicken wing costs during 2003, restaurant cost of sales would have increased by approximately $1.1 million for fiscal 2003. Additional information related to chicken wing prices is included in Item 7 under “Results of Operations.”

Inflation

The primary inflationary factors affecting our operations are food, labor, and restaurant operating costs. Substantial increases in these costs could impact operating results to the extent that such increases cannot be passed along through higher menu prices. A large number of our restaurant personnel are paid at rates based on the applicable federal and state minimum wages, and increases in the minimum wage rates could directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. We believe inflation has not had a material impact on our results of operations in recent years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BUFFALO WILD WINGS, INC.

Independent Auditors’ Report

The Board of Directors and Shareholders

Buffalo Wild Wings, Inc.:

We have audited the accompanying consolidated balance sheets of Buffalo Wild Wings, Inc. and subsidiaries (the Company) as of December 29, 2002 and December 28, 2003 and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 28, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buffalo Wild Wings, Inc. and subsidiaries as of December 29, 2002 and December 28, 2003 and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 28, 2003, in conformity with accounting principles generally accepted in the United States of America.

/S/    KPMG LLP

Minneapolis, Minnesota

January 30, 2004

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 29, 2002 and December 28, 2003

(Dollar amounts in thousands)

	December 29, 2002	December 28, 2003
Assets
Current assets:

Cash and cash equivalents	$4,652	49,538
Accounts receivable—franchisees, net of allowance of $21 and $25, respectively	637	694
Accounts receivable—other	4,309	1,634
Inventory	784	978
Income taxes receivable	1,008	367
Prepaid expenses	533	1,230
Deferred income taxes	733	1,222

Total current assets	12,656	55,663

Property and equipment, net	34,874	44,450
Restricted cash	1,369	2,425
Marketing fund receivables	370	—
Other assets	713	702
Goodwill	759	759

Total assets	$50,741	103,999

Liabilities and Stockholders’ Equity

Current liabilities:

Unearned franchise fees	$1,043	1,959
Accounts payable	3,301	4,941
Accrued compensation and benefits	4,133	4,670
Accrued expenses	2,299	3,580
Current portion of deferred lease credits	229	491
Current portion of long-term debt	205	—
Current portion of obligations under capital leases	3,617	—

Total current liabilities	14,827	15,641

Long-term liabilities:

Marketing fund payables	1,739	2,425
Deferred income taxes	3,328	4,733
Deferred lease credits, net of current portion	4,958	6,133
Long-term debt, net of current portion	502	—
Obligations under capital leases, net of current portion	5,036	—

Total liabilities	30,390	28,932

Mandatorily redeemable Series A preferred stock, no par value.

Authorized 4,000,000 shares; issued and outstanding 3,082,344 and 0 shares; liquidation preferences of $12,080 and $0, respectively	11,788	—

Commitments and contingencies (notes 4, 13, and 15)

Common stockholders’ equity:

Undesignated stock, 5,600,000 shares authorized	—	—
Common stock, no par value. Authorized 15,600,000 shares; issued and outstanding 2,534,929, and 7,981,945, respectively	1,862	66,235
Retained earnings	6,701	8,832

Total common stockholders’ equity	8,563	75,067

Total liabilities and stockholders’ equity	$50,741	103,999

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Fiscal years ended December 30, 2001, December 29, 2002 and December 28, 2003

(Dollar amounts in thousands except per share data)

	Fiscal years ended
	December 30, 2001	December 29, 2002	December 28, 2003
Revenue:

Restaurant sales	$66,351	85,493	112,965
Franchise royalties and fees	8,219	10,614	13,532

Total revenue	74,570	96,107	126,497

Costs and expenses:
Restaurant operating costs:
Cost of sales	21,133	24,983	35,423
Labor	18,563	24,640	32,684
Operating	10,328	13,311	17,559
Occupancy	4,262	5,734	7,738
Depreciation and amortization	4,096	5,528	7,021
General and administrative	10,333	14,133	16,926
Preopening	653	1,085	1,155
Restaurant closures and impairment	289	708	868

Total costs and expenses	69,657	90,122	119,374

Income from operations	4,913	5,985	7,123

Other income (expense):
Interest expense	(910)	(966)	(947)
Cost of debt extinguishment	—	—	(411)
Interest income	197	88	112

Total other expense	(713)	(878)	(1,246)

Earnings before income taxes	4,200	5,107	5,877
Income tax expense	1,499	2,030	2,294

Net earnings	2,701	3,077	3,583

Accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	1,317	1,457	1,452

Net earnings available to common stockholders	$1,384	1,620	2,131

Earnings per common share—basic	$0.56	0.64	0.66
Earnings per common share—diluted	0.50	0.54	0.55
Weighted average shares outstanding—basic	2,469,392	2,529,094	3,222,445
Weighted average shares outstanding—diluted	2,780,704	2,976,093	3,841,961

See accompanying notes to financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fiscal years ended December 30, 2001, December 29, 2002 and December 28, 2003

(Dollar amounts in thousands)

	Common stock		Retained earnings	Total
	Shares	Amount
Balance at December 31, 2000	2,468,929	$1,692	3,697	5,389

Net earnings	—	—	2,701	2,701
Accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	—	—	(1,317)	(1,317)
Exercise of warrant	60,000	150	—	150

Balance at December 30, 2001	2,528,929	1,842	5,081	6,923

Net earnings	—	—	3,077	3,077
Accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	—	—	(1,457)	(1,457)
Exercise of stock options	6,000	20	—	20

Balance at December 29, 2002	2,534,929	1,862	6,701	8,563

Net earnings	—	—	3,583	3,583
Accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	—	—	(1,452)	(1,452)
Tax benefit from employees’ stock option and restricted stock plans	—	163	—	163
Conversion of preferred stock	1,849,415	13,240	—	13,240
Issuance of common stock	3,250,000	49,766	—	49,766
Exercise of warrants	177,169	456	—	456
Exercise of stock options	170,432	725	—	725
Stock-based compensation	—	23	—	23

Balance at December 28, 2003	7,981,945	$66,235	8,832	75,067

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal years ended December 30, 2001, December 29, 2002 and December 28, 2003

(Dollar amounts in thousands)

	Fiscal years ended
	December 30, 2001	December 29, 2002	December 28, 2003
Cash flows from operating activities:
Net earnings	$2,701	3,077	3,583
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation and amortization	4,096	5,528	7,021
Restaurant closures and impairment	289	708	868
Deferred lease credits	(54)	(194)	(248)
Deferred income taxes	347	2,085	916
Stock-based compensation	—	—	23
Change in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(969)	(1,921)	(15)
Inventory	(124)	(133)	(194)
Prepaid expenses	479	7	(697)
Other assets	(154)	(206)	(21)
Unearned franchise fees	247	34	916
Accounts payable	1,298	381	1,640
Income taxes	947	(1,956)	641
Accrued expenses	1,916	1,084	1,635

Net cash provided by operating activities	11,019	8,494	16,068

Cash flows from investing activities:
Acquisition of franchisee restaurants	(1,423)	—	—
Acquisition of property and equipment	(6,430)	(9,592)	(10,739)

Net cash used in investing activities	(7,853)	(9,592)	(10,739)

Cash flows from financing activities:
Issuance of common stock	150	20	51,110
Proceeds from notes payable	950	—	—
Payments on notes payable	(64)	(179)	(706)
Payments on capital lease obligations	(2,303)	(3,322)	(12,532)
Proceeds from lessors	851	1,843	1,685

Net cash provided by (used in) financing activities	(416)	(1,638)	39,557

Net increase (decrease) in cash and cash equivalents	2,750	(2,736)	44,886

Cash and cash equivalents at beginning of year	4,638	7,388	4,652

Cash and cash equivalents at end of year	$7,388	4,652	49,538

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2002 and December 28, 2003

(Dollar amounts in thousands, except per-share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies

(a) Nature of Business

The Company was organized for the purpose of operating Buffalo Wild Wings restaurants, as well as selling Buffalo Wild Wings restaurant franchises. In exchange for the initial and continuing franchise fees received, the Company gives franchisees the right to use the name “Buffalo Wild Wings.”

At December 30, 2001, December 29, 2002, and December 28, 2003, the Company operated 53, 70, and 84, respectively, Company-owned restaurants and had 105, 129, and 161, respectively, restaurants in operation by franchisees.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of Buffalo Wild Wings, Inc. and its wholly owned subsidiaries (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

(c) Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. The fiscal years ended December 30, 2001, December 29, 2002 and December 28, 2003 were comprised of 52 weeks.

(d) Restaurant Sales Concentration

As of December 28, 2003, the Company operated 21 Company-owned restaurants and has 54 franchised restaurants in the state of Ohio. The Company-owned restaurants in Ohio aggregated 35.9%, 34.1%, and 31.9%, respectively, of the Company’s restaurant sales in fiscal 2001, 2002, and 2003. The Company is subject to adverse trends and economic conditions in that state.

(e) Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with maturities at purchase of three months or less.

(f) Accounts Receivable

Accounts receivable – franchisees represents royalty receivables from the Company’s franchisees. Accounts receivable – other consists primarily of contractually determined receivables for leasehold improvements and credit cards receivables. In fiscal 2002, the balance consisted primarily of equipment held for sale and contractually determined receivables for leasehold improvements. The equipment purchased by the Company represented furniture and equipment from recently opened stores. The equipment was sold to a third-party lessor and leased back shortly after the store opened. During fiscal 2003, the Company discontinued leasing furniture and equipment under capital leases.

(g) Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 29, 2002 and December 28, 2003

(Dollar amounts in thousands, except per-share amounts)

The Company purchases its product from a number of suppliers and believes there are alternative suppliers. The Company has no minimum purchase commitments from its vendors. The primary food product used by Company-owned and franchised restaurants is fresh chicken wings. Fresh chicken wings are purchased by the Company based on current market conditions and are subject to fluctuation. Material increases in fresh chicken wing costs may adversely effect the Company’s operating results. For fiscal 2002, and 2003, fresh chicken wings were 28% and 31% of restaurant cost of sales.

(h) Property and Equipment

Property and equipment are recorded at cost. Leasehold improvements are amortized using the straight-line method over the lesser of the term of the lease, without consideration of renewal options, or the estimated useful lives of the assets, which range from one to ten years. Furniture and equipment, including equipment under capital leases, are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to eight years. Maintenance, repairs, and minor renewals are expensed as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the respective accounts and the related gains or losses are credited or charged to earnings.

(i) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of

The Company reviews long-lived assets quarterly to determine if the carrying value of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is the restaurant level. In determining future cash flows, significant estimates are made by the Company with respect to future operating results of each restaurant over its remaining lease term. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

(j) Goodwill and Other Assets

Goodwill represents the excess of cost over the fair value of identified net assets of business acquired. The Company acquired two restaurants in 2001. With the adoption of Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and certain provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill amortization from this acquisition ceased on January 1, 2002 and the goodwill is subject to an annual impairment analysis. In early 2002, the Company finalized purchase price adjustments resulting in an increase to goodwill of $95. The carrying amount of goodwill related to these acquisitions is $759.

Other intangible assets consist primarily of liquor licenses. These licenses are either amortized over their annual renewal period or, if purchased, are carried at the lower of fair value or cost. In fiscal 2002, the Company recorded an impairment charge for the liquor licenses in the Pittsburgh market. Due to a change in the local law, the licenses’ market value decreased and a charge of $159 was taken to reduce the carrying value to fair value. In 2003, a similar decline occurred in Ohio and a charge of $31 was taken to reduce the carrying value to fair value. The carrying value of the liquor licenses not subject to amortization as of December 29, 2002 was $289 and is included in other assets.

The Company identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, the asset is not impaired. If the carrying value exceeds the fair value, the Company calculates the possible impairment by

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 29, 2002 and December 28, 2003

(Dollar amounts in thousands, except per-share amounts)

comparing the implied fair value of the asset with the carrying amount. If the implied value of the asset is less than the carrying value, a write-down is recorded. Based on the Company’s analysis, goodwill was recoverable as of December 29, 2002 and December 28, 2003.

(k) Fair Values of Financial Instruments

The carrying value of the Company’s financial assets and liabilities, because of their short-term nature, approximates fair value.

(l) Revenue Recognition

Franchise agreements have terms ranging from ten to twenty years. These agreements also convey extension terms of five or ten years, depending on contract terms and if certain conditions are met. The Company provides the use of the “Buffalo Wild Wings” trademarks, training, preopening assistance, and restaurant operating assistance in exchange for area development fees, franchise fees, and royalties of 5% of the franchised restaurant’s sales.

Franchise fee revenue from individual franchise sales is recognized upon the opening of the franchisee restaurant when all material obligations and initial services to be provided by the Company have been performed. Area development fees are dependent upon the number of restaurants in the territory, as are the Company’s obligations under the area development agreement. Consequently, as obligations are met, area development fees are recognized proportionally with expenses incurred with the opening of each new restaurant and any royalty free periods. Royalties are accrued as earned and are calculated each period based on the reporting franchisees’ sales.

Sales from Company-owned restaurant revenues are recognized as revenue at the point of the delivery of meals and services.

(m) Franchise Operations

The Company enters into franchise agreements with unrelated third parties to build and operate restaurants using the Buffalo Wild Wings brand within a defined geographical area. The Company believes that franchising is an effective and efficient means to expand the Buffalo Wild Wings’ brand. Franchised restaurants open for a full year averaged $1.8 million in sales in 2003. The franchisee is required to operate their restaurants in compliance with their franchise agreement that includes adherence to operating and quality control procedures established by the Company. The Company does not provide loans, leases, guarantees or other financial assistance to the franchisee or the franchisee’s employees and vendors. If a franchisee becomes financially distressed, the Company does not provide any financial assistance. If financial distress leads to a franchisee’s noncompliance with the franchise agreement and the Company elects to terminate the franchise agreement, the Company has the right but not the obligation to acquire the assets of the franchisee at fair value as determined by an independent appraiser. The Company receives a 5% royalty of gross sales as defined in the franchise agreement and in most cases, allowances directly from the franchisees’ vendors that generally are less than 0.5% of the franchisees’ gross sales. The Company has financial exposure for the collection of the royalty payments. Franchisees generally remit franchise payments weekly for the prior week’s sales which substantially minimizes the Company’s financial exposure. Historically, the Company has experienced insignificant write-offs of franchisee royalties. Franchise and area development fees are paid upon the signing of the related agreements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 29, 2002 and December 28, 2003

(Dollar amounts in thousands, except per-share amounts)

(n) Advertising Costs

Advertising costs for Company-owned restaurants are expensed as incurred and aggregate $2,259, $2,762, and $3,401 in fiscal years ended 2001, 2002, and 2003, respectively. The Company’s advertising costs exclude amounts collected from franchisees as part of the system-wide marketing and advertising fund.

(o) Preopening Costs

Costs associated with the opening of new stores are expensed as incurred.

(p) Payments Received from Vendors

Vendor allowances include allowances, rebates, and other funds received from vendors. Certain of these funds are determined based on various quantitative contract terms. The Company also receives vendor rebates from certain manufacturers and distributors calculated based upon purchases made by franchisees. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction of the related expense. The Company records an estimate of earned vendor rebates and allowances that are calculated based upon monthly purchases. Payment is generally received from vendors approximately 30 days from end of a month for that month’s purchases. During fiscal 2001, 2002, and 2003, such vendor allowances were recorded as a reduction in inventoriable costs, and cost of sales was reduced by $1,275, $1,804, and $2,338, respectively.

(q) National Advertising Fund

The Company has a system-wide marketing and advertising fund. Company-owned and franchised restaurants are required to remit a designated portion of sales, currently 2.5%, to a separate advertising fund that is used for marketing and advertising efforts throughout the system. Certain payments received from various vendors are deposited into the National Advertising Fund. These funds are used for development and implementation of system-wide initiatives and programs. The Company accounts for cash and receivables of these funds as “restricted cash” and “marketing fund receivables” with an offsetting “marketing fund payables” on its balance sheet.

(r) Earnings Per Share

Basic earnings per share excludes dilution and is computed by dividing the net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share include dilutive common stock equivalents consisting of stock options and warrants determined by the treasury stock method and dilutive convertible securities. Both basic and diluted earnings per share are calculated after deducting the accretion resulting from cumulative dividend associated with the mandatory redemption feature of the Company’s Series A preferred stock.

(s) Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the balance sheet carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 29, 2002 and December 28, 2003

(Dollar amounts in thousands, except per-share amounts)

(t) Deferred Lease Credits

Deferred lease credits consist of reimbursement of costs of leasehold improvements from the Company’s lessors. These reimbursements are amortized on a straight-line basis over the length of the applicable lease. In addition, this account includes adjustments to recognize rent expense on a straight-line basis over the term of the lease.

(u) Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(v) Stock-Based Compensation

The Company records compensation expense for option grants to employees under its stock option plan if the current market value of the underlying stock at the grant date exceeds the stock option exercise price. No such grants have been issued. The Company applies the intrinsic-value method in accounting for its employee stock option grants and, accordingly, no compensation cost has been recognized for its stock options in the financial statements.

Pro forma disclosure of the net earnings impact of applying an alternative method of recognizing stock compensation expense over the vesting period is based on the fair value of all stock-based awards on the date of grant. If the Company had elected to recognize compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net earnings would have been decreased to the pro forma amounts indicated in the table below.

The impact of calculating compensation cost for stock options under SFAS No. 123 is reflected over the options’ vesting period, typically four years.

	Fiscal Years Ended
	December 30, 2001	December 29, 2002	December 28, 2003
Net earnings, as reported	$2,701	3,077	3,583
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for stock option and purchase plans, net of related tax effects	221	198	230

Pro forma net earnings	$2,480	2,879	3,353

Net earnings per common share:
As reported (basic)	$0.56	0.64	0.66
Pro forma (basic)	0.47	0.56	0.59

As reported (dilutive)	0.50	0.54	0.55
Pro forma (dilutive)	0.42	0.48	0.49

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 29, 2002 and December 28, 2003

(Dollar amounts in thousands, except per-share amounts)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Years Ended
	December 30, 2001	December 29, 2002	December 28, 2003
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	42.0%	46.0%	39.0%
Risk-free interest rate	4.7%	2.8%	2.5%
Expected life of options	5 years	5 years	5 years

The per-share weighted average fair value of stock options granted during 2001, 2002, and 2003 was $1.40, $2.05, and $5.41, respectively. Volatility was calculated based on an analysis of the Company’s industry peers and its own stock price since the initial public offering in fiscal 2003.

(w) New Accounting Pronouncements

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. FIN No. 46 states that companies that have exposure to the economic risks and potential rewards from another entity’s assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. In December 2003, the FASB issued FIN No. 46R which amends FIN No. 46 and, among other things, includes additional scope exceptions for franchisees and entities with business operations that meet certain criteria. We have reviewed our franchise relationship under FIN No. 46R and concluded that we are not required to consolidate any of our existing franchise entities. The application of FIN No. 46R is not expected to have an impact on the Company’s consolidated financial statements or disclosures.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement requires that an issuer classify a financial instrument within the scope of the pronouncement as a liability. SFAS No. 150 was effective as of July 1, 2003 for the Company. The adoption of this statement did not have a material impact on the Company’s financial statements.

(2) Property and Equipment

Property and equipment consists of the following:

	As of
	December 29, 2002	December 28, 2003
Construction in process	$1,030	1,080
Leasehold improvements	29,476	37,899
Furniture, fixtures, and equipment	3,030	27,541
Equipment under capital leases	16,413	—

	49,949	66,520
Less accumulated depreciation and amortization	(15,075)	(22,070)

	$34,874	44,450

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 29, 2002 and December 28, 2003

(Dollar amounts in thousands, except per-share amounts)

As further described in note 4, the Company repaid all its capital lease obligations in December 2003 and reclassified equipment under capital lease to furniture, fixtures, and equipment.

(3) Long-Term Debt

Long-term debt consisted of the following:

	As of
	December 29, 2002	December 28, 2003
Note payable in monthly installments of $11 through December 2005 at a fixed rate of 7.75%	$351	—
Note payable in monthly installments of $10 through April 2006 at a fixed rate of 8.25%	356	—

Total long-term debt	707	—
Less current portion	(205)	—

	$502	—

All long-term debt was repaid in December 2003 with proceeds of the Company’s common stock offering.

(4) Lease Commitments

The Company leases all of its restaurants and corporate offices under operating leases that have various expiration dates. In addition to base rents, certain leases require the Company to pay its share of maintenance and real estate taxes and include provisions for contingent rentals based upon sales. Certain leases contain renewal options under which the Company may extend the terms for an additional three to five years.

The Company also leases office equipment and restaurant equipment under noncancelable operating leases with terms ranging from three to eight years. The gross amount of equipment and related accumulated amortization recorded under capital leases are as follows:

	As of
	December 29, 2002	December 28, 2003
Equipment	$16,413	—
Less accumulated amortization	(6,400)	—

Total	$10,013	—

Future minimum rental payments due under noncancelable operating leases at December 28, 2003 are as follows:

Operating leases
Fiscal year ending:
2004	$8,119
2005	7,730
2006	7,725
2007	7,608
2008	6,994
Thereafter	28,248

Total future minimum lease payments	$66,424

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 29, 2002 and December 28, 2003

(Dollar amounts in thousands, except per-share amounts)

At December 29, 2002, accounts receivable – other included $2,686 due from a leasing company for expenditures incurred by the Company. These amounts represent expenditures for equipment the Company has purchased which were refinanced subsequent to year-end under capital lease arrangements. In December 2003, the Company repaid all of its capital lease obligations with proceeds from the Company’s initial public common stock offering and incurred a debt extinguishment charge of $411.

In 2001, 2002, and 2003, the Company rented office and warehouse space under operating leases which, in addition to the minimum lease payments, require payment of a proportionate share of the real estate taxes and building operating expenses. The Company also rents restaurant space under operating leases, some of which, in addition to the minimum lease payments and proportionate share of real estate and operating expenses, require payment of percentage rents based upon sales levels. Rent expense, excluding the Company’s proportionate share of real estate and operating expenses, was as follows:

	Fiscal Years Ended
	December 30, 2001	December 29, 2002	December 28, 2003
Minimum rents	$3,621	4,869	6,439
Percentage rents	66	59	78

Total	$3,687	4,928	6,517

Equipment and auto leases	$193	217	243

(5) Income Taxes

Income tax expense (benefit) is comprised of the following:

	Fiscal Years Ended
	December 30, 2001	December 29, 2002	December 28, 2003
Current:
Federal	$926	(303)	871
State	226	250	507

Deferred:
Federal	308	1,954	707
State	39	129	209

Total tax expense	$1,499	2,030	2,294

A reconciliation of the expected federal income taxes (benefits) at the statutory rate of 34% with the provision for income taxes is as follows:

	Fiscal Years Ended
	December 30, 2001	December 29, 2002	December 28, 2003
Expected federal income tax expense	$1,428	1,736	1,997
State income tax expense, net of federal effect	175	250	472
Nondeductible expenses	21	60	162
General business credits	(112)	(69)	(329)
Other	(13)	53	(8)

	$1,499	2,030	2,294

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 29, 2002 and December 28, 2003

(Dollar amounts in thousands, except per-share amounts)

Deferred tax assets and liabilities are classified as current and noncurrent on the basis of the classification of the related asset or liability for financial reporting. Deferred income taxes are provided for temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes. Temporary differences comprising the net deferred tax assets and liabilities on the balance sheets are as follows:

	Fiscal Years Ended
	December 29, 2002	December 28, 2003
Deferred tax assets:
Unearned franchise fees	$375	725
Accrued vacation	176	233
Accrued compensation	145	208
Other	182	264

	$878	1,430

Deferred tax liability:
Depreciation	$3,457	4,906
Other	16	35

Total	$3,473	4,941

The Company believes that, as a result of its historical income and reversal of deferred tax liabilities, it is more likely than not that the Company will realize its deferred tax assets.

(6) Mandatorily Redeemable Preferred Stock

On December 2, 1999, the Company completed the sale of 2,322,618 shares of Series A preferred stock (Series A) at $2.75764 to three private equity investment funds. The Company received proceeds of $4,220 and converted debt on a line of credit plus accrued interest of $1,587 into preferred stock, net of expenses. In fiscal 2000, the Company sold an additional 759,726 shares of Series A to its existing stockholders, officers, and directors at $2.75764 per share with proceeds of $1,938, net of expenses. Series A was entitled to a cumulative dividend of 12% before dividends could be paid on any other class of capital stock. Series A was redeemable at the discretion of its holders in December 2004 for $15,100. The Company increased the carrying value of the Series A over the four-year period. For fiscal 2001, 2002, and 2003, the carrying value of the Series A increased by $1,317, $1,457, and $1,452, respectively, with a corresponding decrease to retained earnings.

Each Series A share was convertible without the accrued dividend into 0.6 shares of common stock at any time or could be automatically converted into common stock upon the issuance of common stock in an underwritten public offering where the gross proceeds received by the Company equal or exceed $15 million and the public offering price equals or exceeds $11.65 per share. In November 2003, the Company completed its public offering of common stock and the Series A shares were automatically converted into 1,849,415 shares of common stock. At the time of conversion, the Series A carrying value, including cumulative dividends in arrears, amounted to $13,240, was reclassed to common stock.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 29, 2002 and December 28, 2003

(Dollar amounts in thousands, except per-share amounts)

(7) Stockholders’ Equity

(a) Stock Options

The Company has 1.1 million shares of common stock reserved for issuance under a stock-based compensation plan for employees, officers, and directors. The option price for shares issued under this plan is to be not less than the fair market value on the date of grant. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of ten years. Nonqualified stock options issued pursuant to the plan have varying vesting periods from immediately to one year and have a contractual life of ten years. In 2003, the Company’s shareholders approved amendments to the plan to allow the granting of restricted stock and extended the plan to 2013. Option activity is summarized as follows:

	Number of shares	Weighted average exercise price
Outstanding, December 31, 2000	775,422	$3.65

Granted	140,230	7.50
Exercised	—	—
Cancelled	(138,622)	4.10

Outstanding, December 30, 2001	777,030	4.25

Granted	108,439	11.25
Exercised	(6,000)	3.35
Cancelled	(51,300)	5.30

Outstanding, December 29, 2002	828,169	5.10

Granted	52,457	16.08
Exercised	(181,132)	4.58
Cancelled	(47,676)	7.14

Outstanding, December 28, 2003	651,818	6.07

The following table summarizes the Company’s stock options outstanding at December 28, 2003:

	Options outstanding			Options exercisable
Range	Shares	Average remaining contractual life (years)	Weighted average exercise price	Shares	Weighted average exercise price
$ 2.50 – 3.35	176,637	4.35	$3.06	175,963	$3.06
3.65 – 4.15	244,065	5.38	3.97	211,051	3.98
5.00 – 11.25	180,778	7.66	9.06	84,271	8.28
12.75 – 18.65	50,338	9.32	16.12	—	—

2.50 – 18.65	651,818	6.04	6.07	471,285	4.41

The plan has 270,955 shares available for grant as of December 28, 2003.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 29, 2002 and December 28, 2003

(Dollar amounts in thousands, except per-share amounts)

(b) Warrants

In connection with various financing activities prior to 2000, the Company granted warrants to acquire an aggregate of 377,685 shares of the Company’s common stock at an exercise price of $2.50 to $4.65 per share. During the year ended December 28, 2003, warrants to acquire 177,169 common shares were exercised and warrants to acquire 68,829 share of common stock expired. Warrants to acquire 131,687 shares of common stock at an average price of $3.70 remain outstanding as of December 28, 2003.

(c) Common Stock Reverse Split

On September 9, 2003, the Company approved and effected a 1-for-5 reverse stock split. All share and per-share grants have been adjusted retroactively to reflect the stock split.

(d) Employee Stock Purchase Plan

On September 4, 2003, the Company’s board of directors adopted the 2003 Employee Stock Purchase Plan, which was approved by our shareholders on October 24, 2003. The Company has reserved 300,000 shares of common stock for issuance under the Plan. This Plan is available to substantially all employees subject to employment eligibility requirement. The Plan became effective upon the effective date of the Company’s initial public offering (IPO). Participants may purchase the Company’s common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. With respect to the first phase commencing on November 21, 2003, the effective date of the Company’s IPO, however, the stock price will equal the lesser of 85% of the IPO offering price of $17 or 85% of the closing price for a share of our common stock as reported on the Nasdaq National Market on an established securities exchange as of

May 15, 2004.

(e) Common Stock Offering

In November 2003, the Company issued 3,250,000 shares of its common stock realizing proceeds of approximately $51.4 million, net of issuance costs of $1.6 million. The Company used a portion of the proceeds for repayment of long-term debt and capital lease obligations.

(8) Earnings Per Share

The following is a reconciliation of basic and fully diluted earnings per share for fiscal 2001, 2002, and 2003:

	Fiscal year ended December 30, 2001
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$2,701
Less accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	(1,317)

Earnings per common share	1,384	2,469,392	$0.56
Effect of dilutive securities—stock options and warrants	—	311,312

Earnings per common share—assuming dilution	$1,384	2,780,704	0.50

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 29, 2002 and December 28, 2003

(Dollar amounts in thousands, except per-share amounts)

	Fiscal year ended December 29, 2002
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$3,077
Less accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	(1,457)

Earnings per common share	1,620	2,529,094	$0.64
Effect of dilutive securities—stock options and warrants	—	446,999

Earnings per common share—assuming dilution	$1,620	2,976,093	0.54

	Fiscal year ended December 28, 2003
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$3,583
Less accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	(1,452)

Earnings per common share	2,131	3,222,445	$0.66
Effect of dilutive securities—stock options and warrants	—	619,516

Earnings per common share—assuming dilution	$2,131	3,841,961	0.55

The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would not have been dilutive:

	As of
	December 30, 2001	December 29, 2002	December 28, 2003
Options	95,378	189,582	17,500
Series A preferred stock	1,849,415	1,849,415	—

(9) Supplemental Disclosures of Cash Flow Information

	Fiscal Years Ended
	December 30, 2001	December 29, 2002	December 28, 2003
Cash paid during the period for:
Interest	$886	941	973
Income taxes	173	1,901	1,582

Noncash financing and investing transactions:
Capital lease obligations incurred	1,779	4,680	3,879
Increase in cumulative dividend and mandatory redemption feature of preferred stock	1,317	1,457	1,452
Conversion of preferred stock to common stock	—	—	13,240
Goodwill purchase price adjustment	—	95	—

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 29, 2002 and December 28, 2003

(Dollar amounts in thousands, except per-share amounts)

(10) Restaurant Closures and Impairment

In 2002 and 2003, the Company closed restaurants due to poor performance. As a result, a charge was taken for remaining lease obligations, broker fees, and utilities. These charges were recognized as a part of the restaurant closure and impairment. The charges were based on a discounted cash flows basis.

The reconciliation of the store closing reserve for the year ended December 29, 2002 and December 28, 2003 is as follows:

	Balance December 30, 2001	2002 provision	Costs incurred	Balance December 29, 2002
Remaining lease obligation and utilities	$—	185	(21)	164
Broker fees	—	58	—	58

	$—	243	(21)	222

	Balance December 29, 2002	2003 provision	Costs incurred	Balance December 28, 2003
Remaining lease obligation and utilities	$164	210	(163)	211
Broker fees	58	(47)	—	11

	$222	163	(163)	222

A reconciliation of restaurant closures and impairment charges recognized by the Company is as follows:

	Fiscal Years Ended
	December 30, 2001	December 29, 2002	December 28, 2003
Store closing charges	$—	243	163
Long-lived asset impairment	214	309	621
Other asset write-offs	75	156	84

	$289	708	868

(12) Employee Benefit Plan

The Company has a defined contribution 401(k) plan whereby eligible employees may contribute pretax wages in accordance with the provisions of the plan. The Company matches 50% of the first 4% of contributions made by eligible employees. Matching contributions of approximately $72, $81, and $105 were made by the Company during 2001, 2002, and 2003, respectively.

(13) Employment Agreements

We have entered into employment agreements with each of our executive officers. These agreements are for a one-year term and include an automatic extension for successive one-year terms. The agreements also include termination and resignation provisions, a confidentiality clause, a noncompete provision and a severance package that includes salary payments for either one year in the case of our Chief Executive Officer and Chief Financial Officer or six months in the case of our Senior Vice Presidents, and a noncompete period of equal duration.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 29, 2002 and December 28, 2003

(Dollar amounts in thousands, except per-share amounts)

Our executive officers are entitled to receive an annual bonus upon the achievement of certain board-established performance milestones, including revenue, net income, restaurant openings, same store sales, and employee turnover. Further, under our Management Deferred Compensation Plan, an amount equal to a percentage of an officer’s base salary is credited an a monthly basis to that officer’s deferred compensation account. The maximum deferral is 7.5% of the base salary of each Vice President, 10% of the base salary of each Senior Vice President, and 12.5% of the base salary of Chief Executive Officer and Chief Financial Officer. Such amounts are subject to certain vesting provisions, depending on length of employment and circumstances of employment termination.

The employment agreements further provide that we shall pay our executive officers the annual base salary, which will be reviewed not less than annually and may be increased or reduced; provided, (i) any reduction relating to our Chief Executive Officer or Chief Financial Officer will be permitted only if we reduce the base compensation of our executive employees generally and will not exceed the average percentage reduction for such employees; and (ii) with respect to our other executive officers, any reduction will be permitted only if we reduce the base compensation of our employees generally and will not exceed the average percentage reduction for all such employees. In addition to the base salary, our executive officers are entitled to participate in additional stock option plans and other employee benefit plans. Fiscal 2003 annual base salary commitments under employment agreements were $1,621.

(14) Related Party Transactions

The Company subleases a portion of its main offices to Carefree Capital Partners, Limited Partnership (Carefree) on a month-to-month lease on the same rental basis as the Company. A director of the Company is president and sole stockholder of Carefree. The Company paid a service fee of $14 in 2003 to Carefree for services provided to the Company by an employee of Carefree. This arrangement was discontinued in June 2003.

Carefree Capital Inc., of which one of our directors is the sole stockholder, was issued warrants to purchase 35,104 shares of our common stock as part of a bridge financing transaction in 1999.

A member of the board of directors is an officer and director at the Company’s primary law firm. Legal fees incurred with this firm were less than 5% of the law firm or the Company’s total revenue. The services provided by the law firm were at fair value.

It is our policy that all related party transactions must be disclosed and approved by the disinterested directors, and the terms and considerations for such related party transactions are compared and evaluated to terms available or the amounts that would have to be paid or received, as applicable, in arms-length transactions with independent third-parties.

(15) Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

On August 8, 2003, an action captioned Ritter vs. Buffalo Wild Wings, Inc. was brought in Pennsylvania state court by the representative of the estate of a 23-year-old decedent alleging that we acted improperly by serving alcohol to an individual who later lost control of his vehicle and struck and killed the decedent and one other individual. The plaintiff has asked for unspecified damages for wrongful death and loss of life, as well as punitive damages. We believe that we have meritorious defenses to the allegations made and are vigorously defending these claims. In addition, we believe we have sufficient insurance to cover an award of compensatory damages. Recent litigation against restaurant claims has resulted in significant judgments, including punitive damages, under dram shop statutes. A judgment significantly in excess of our insurance coverage or involving punitive damages, which may not be covered by insurance, could materially adversely affect our financial condition or results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Buffalo Wild Wings in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company’s directors and executive officers and compliance with Section 16(a) required by this item is contained in Item 1 of this document and the sections entitled “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act,” appearing in the Company’s Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on or about June 10, 2004. Such information is incorporated herein by reference.

Our Board of Directors has adopted a Code of Ethics & Business Conduct for all employees and directors. A copy of this document is available on our website at www.buffalowildwings.com, free of charge, under the Investor Relations section. We will satisfy any disclosure requirements under Item 10 or Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions by disclosing the nature of such amendment or waiver on our website or in a report on Form 8-K.

Our Board of Directors has determined that Mr. J. Oliver Maggard, a member of the audit committee and an independent director, is an audit committee financial expert, as defined under 401(h) of Regulation S-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in the section entitled “Executive Compensation” appearing in the Company’s Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on or about June 10, 2004. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item relating to the security ownership of certain holders is contained in the section entitled “Principal Shareholders and Management Shareholdings” and “Equity Compensation Plan Information” appearing in the Company’s Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on or about June 10, 2004. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in the section entitled “Certain Transactions” appearing in the Company’s Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on or about June 10, 2004. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the section entitled “Independent Auditors” appearing in the Company’s Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on or about June 10, 2004. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   List of Financial Statements, Financial Statement Schedules and Exhibits

(1)   Financial Statements. The following consolidated financial statements of the Company are filed with this report and can be found at Item 8 of this Form 10-K.

Independent Auditors’ Report dated January 30, 2004

Consolidated Balance Sheets as of December 29, 2002 and December 28, 2003

Consolidated Statements of Earnings for the Years Ended December 30, 2001, December 29, 2002 and December 28, 2003

Consolidated Statements of Shareholders’ Equity for the Years Ended December 30, 2001, December 29, 2002 and December 28, 2003

Consolidated Statements of Cash Flows for the Years Ended December 30, 2001, December 29, 2002 and December 28, 2003

Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules.

Independent Auditors’ Report on Financial Statement Schedule

All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the financial statements and related notes, except for Schedule II, Valuation and Qualifying Accounts, which follows the exhibits.

(3)   Exhibits. See “Exhibit Index” following the signature page of this Form 10-K for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein.

(b)   Reports on Form 8-K.

During the fourth quarter of 2003, we filed Current Reports on Form 8-K dated: (i) November 21, 2003 to file a press release announcing our public offering; and (ii) November 26, 2003 to file a press release announcing the underwriters’ exercise of the over-allotment option.

(c)   See Item 15(a)(3) above.

(d)   See Item 15(a)(2) above.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 25, 2004	BUFFALO WILD WINGS, INC.

	By	/S/ SALLY J. SMITH
Sally J. Smith Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

Each person whose signature appears below constitutes and appoints Sally J. Smith and Mary J. Twinem as the undersigned’s true and lawful attorneys-in fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned’s name, place and stead, in any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

Name	Title	Date

/S/ SALLY J. SMITH Sally J. Smith	Chief Executive Officer, President and Director (principal executive officer)	3/25/04

/S/ MARY J. TWINEM Mary J. Twinem	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	3/25/04

/S/ DALE M. APPLEQUIST Dale M. Applequist	Director	3/25/04

/S/ KENNETH H. DAHLBERG Kenneth H. Dahlberg	Director	3/25/04

/S/ WARREN E. MACK Warren E. Mack	Director	3/25/04

/S/ J. OLIVER MAGGARD J. Oliver Maggard	Director	3/25/04

/S/ ROBERT W. MACDONALD Robert W. MacDonald	Director	3/25/04

/S/ MOLLY S. SIMMONS Molly S. Simmons	Director	3/25/04

Independent Auditors’ Report on Financial Statement Schedule

The Board of Directors and Shareholders

Buffalo Wild Wings, Inc.:

Under the date of January 30, 2004, we reported on the consolidated balance sheets of Buffalo Wild Wings, Inc. and subsidiaries (the Company) as of December 29, 2002 and December 28, 2003 and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 28, 2003 as contained in the annual report on Form 10-K for fiscal 2003. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota

January 30, 2004

Buffalo Wild Wings, Inc.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description		Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Period
Allowance for doubtful accounts	2003 2002 2001	$21 75 20	$12 — 75	$8 54 20	$25 21 75

Store closing reserves	2003 2002 2001	222 — —	163 243 —	163 21 —	222 222 —

BUFFALO WILD WINGS, INC.

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended:	Commission File No.
December 28, 2003	000-24743

Exhibit Number	Description

3.1	Restated Articles of Incorporation (1)

3.2	Restated Bylaws (1)

4.1	Form of specimen certificate representing Buffalo Wild Wings, Inc.’s common stock (1)

10.1	2003 Equity Incentive Plan and related forms of agreements (1)(2)

10.2	Management Deferred Compensation Plan and Amendment No. 1 (1)(2)

10.3	Employment Agreement, dated as of December 1, 1999 with Sally J. Smith (1)(2)

10.4	Employment Agreement, dated as of December 1, 1999 with Mary J. Twinem (1)(2)

10.5	Employment Agreement, dated as of December 1, 1999 with Kathleen M. Alberga (formerly Hoekstra) (1)(2)

10.6	Employment Agreement, dated as of April 22, 2002 with James Schmidt (1)(2)

10.8	Employment Agreement, dated as of August 20, 2001 with Emil Lee Sanders (1)(2)

10.9	Employment Agreement, dated as of February 25, 2002 with Judith A. Shoulak (1)(2)

10.10	Employment Agreement, dated as of December 1, 1999, with Craig W. Donoghue (1)(2)

10.11	Securities Purchase Agreement, dated as of December 2, 1999 with GMN Investors II, L.P., Regent Capital Partners, L.P., and Carefree Capital Partners, Limited Partnership and related Form of Instrument of Adherence (1)

10.12	Stockholders Agreement, dated as of December 2, 1999 with GMN Investors II, L.P., Regent Capital Partners, L.P., and Carefree Capital Partners, Limited Partnership (1)

10.13	Registration Rights Agreement, dated as of December 2, 1999 with GMN Investors II, L.P., Regent Capital Partners, L.P., and Carefree Capital Partners, Limited Partnership, and related Form of Instrument of Accession (1)

10.14	Warrant held by Carefree Capital, Inc. issued on May 1, 1999 (1)

10.15	Warrant held by Carefree Capital, Inc. issued on March 26, 1999 (1)

10.16	Warrant held by McDonald Investments Inc. issued on December 30, 1999 (1)

10.17	Form of Franchise Agreement (1)

10.18	Form of Area Development Agreement (1)

10.19	Employee Stock Purchase Plan and Amendment No. 1 (1) (2)

10.20*	Amendment to Management Deferred Compensation Plan, dated as of December 4, 2003 (2)

21.1	List of Subsidiaries (1)

23.1*	Independent Auditors’ Consent

24.1*	Power of Attorney (included on the signature page)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
(1)	Incorporated by reference to the corresponding exhibit numbers to our Registration Statement on Form S-1, Reg. No. 333-108695
(2)	Management agreement or compensatory plan or arrangement.