Form 10-Q
period 2004-03-28
BUFFALO WILD WINGS INC
filed 2004-05-11
CIK 1062449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year quarter ended March 28, 2004

Commission File No. 000-24743

BUFFALO WILD WINGS, INC.

(Exact name of registrant as specified in its charter)

Minnesota	No. 31-1455915
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1600 Utica Avenue South, Suite 700, Minneapolis, MN 55416

(Address of Principal Executive Offices)

Registrant’s telephone number (952) 593-9943

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock as of April 30, 2004: 8,037,948 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

(unaudited)

Assets	December 28, 2003	March 28, 2004
Current assets:
Cash and cash equivalents	$49,538	47,833
Accounts receivable—franchisees, net of allowance of $25	694	787
Accounts receivable—other	1,634	2,730
Inventory	978	1,106
Income taxes receivable	367	—
Prepaid expenses	1,230	984
Deferred income taxes	1,222	1,222

Total current assets	55,663	54,662
Property and equipment, net	44,450	48,364
Restricted cash	2,425	2,930
Other assets	702	717
Goodwill	759	759

Total assets	$103,999	107,432

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$1,959	2,360
Accounts payable	4,941	4,817
Accrued income taxes	—	792
Accrued compensation and benefits	4,670	4,111
Accrued expenses	3,580	3,365
Current portion of deferred lease credits	491	508

Total current liabilities	15,641	15,953

Long-term liabilities:
Marketing fund payables	2,425	2,930
Deferred income taxes	4,733	4,818
Deferred lease credits, net of current portion	6,133	6,177

Total liabilities	28,932	29,878

Commitments and contingencies (note 6)

Common stockholders’ equity:
Undesignated stock, 5,600,000 shares authorized	—	—
Common stock, no par value. Authorized 15,600,000 shares; issued and outstanding 7,981,945 and 8,034,648, respectively	66,235	66,420
Retained earnings	8,832	11,134

Total common stockholders’ equity	75,067	77,554

Total liabilities and stockholders’ equity	$103,999	107,432

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollar amounts in thousands except share and per share data)

(unaudited)

	Three months ended
	March 30, 2003	March 28, 2004
Revenue:
Restaurant sales	$26,587	35,926
Franchise royalties and fees	2,988	4,257

Total revenue	29,575	40,183

Costs and expenses:
Restaurant operating costs:
Cost of sales	8,128	12,427
Labor	7,775	9,959
Operating	4,282	5,422
Occupancy	1,792	2,293
Depreciation and amortization	1,648	2,033
General and administrative	3,641	4,054
Preopening	280	343
Restaurant closures and impairment	1	11

Total costs and expenses	27,547	36,542

Income from operations	2,028	3,641

Other (income) expense:
Interest expense	(252)	—
Interest income	12	133

	(240)	133

Earnings before income taxes	1,788	3,774
Income tax expense	697	1,472

Net earnings	1,091	2,302
Accretion resulting from cumulative dividend and mandatory redemption feature of preferred Stock	401	—

Net earnings available to common stockholders
	$690	2,302

Earnings per common share—basic	$0.27	0.29
Earnings per common share—diluted	0.22	0.27

Weighted average shares outstanding—basic	2,552,261	7,815,430
Weighted average shares outstanding—diluted	5,010,842	8,381,545

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(unaudited)

	Three months ended
	March 30, 2003	March 28, 2004
Cash flows from operating activities:
Net earnings	$1,091	2,302
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation and amortization	1,648	2,033
Restaurant closures and impairment	1	11
Deferred lease credits	(33)	(96)
Deferred income taxes	—	85
Change in operating assets and liabilities:
Accounts receivable	1,639	(1,072)
Inventory	(64)	(128)
Prepaid expenses	(499)	246
Other assets	30	(15)
Unearned franchise fees	454	401
Accounts payable	(1,498)	(124)
Income taxes	1,574	1,159
Accrued expenses	(1,431)	(774)

Net cash provided by operating Activities	2,912	4,028

Cash flows from investing activities:
Acquisition of property and equipment	(1,252)	(5,958)

Net cash used in investing activities	(1,252)	(5,958)

Cash flows from financing activities:
Issuance of common stock	55	185
Payments on notes payable	(50)	—
Payments on capital lease obligations	(1,022)	—
Proceeds from lessors	—	40

Net cash provided by (used in) financing activities	(1,017)	225

Net increase (decrease) in cash and cash equivalents	643	(1,705)
Cash and cash equivalents at beginning of period	4,652	49,538

Cash and cash equivalents at end of period	$5,295	47,833

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 30, 2003 AND MARCH 28, 2004

(1)	Basis of Financial Statement Presentation

The consolidated statements as of December 28, 2003 and March 28, 2004, and for the three-month periods ended March 30, 2003 and March 28, 2004, have been prepared by Buffalo Wild Wings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information for the three-month periods ended March 30, 2003 and March 28, 2004, is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

The financial information as of December 28, 2003, is derived from the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2003, included in item 8 in the Fiscal 2003 Annual Report on Form 10-K, and should be read in conjunction with such financial statements.

The results of operations for the three month period ended March 28, 2004, are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 26, 2004.

(2)	Summary of Significant Accounting Policies

(a)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

The Company purchases its product from a number of suppliers and believes there are alternative suppliers. The Company has no minimum purchase commitments from its vendors. The primary food product used by Company-owned and franchised restaurants is fresh chicken wings. Fresh chicken wings are purchased by the Company based on current market conditions and are subject to fluctuation. Material increases in fresh chicken wing costs may adversely effect the Company’s operating results. For the three-month periods ended March 30, 2003 and March 28, 2004, fresh chicken wings were 29% and 38% respectively, of restaurant cost of sales.

(b)	Stock-Based Compensation

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

The impact of calculating compensation cost for stock options under SFAS No. 123 is reflected over the options’ vesting period, typically four years.

	Three months ended
	March 30, 2003	March 28, 2004
Net earnings, as reported	$1,091	2,302
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for stock option and purchase plans, net of related tax effects	34	39

Pro forma net earnings	$1,057	2,263

Net earnings per common share:
As reported (basic)	$0.27	0.29
Pro forma (basic)	0.25	0.29

As reported (dilutive)	0.22	0.27
Pro forma (dilutive)	0.21	0.27

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended
	March 30, 2003	March 28, 2004
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	39.2%	38.0%
Risk-free interest rate	2.6%	2.9%
Expected life of options	5 years	5 years

The per-share weighted average fair value of stock options granted during the three-month periods ended March 30, 2003 and March 28, 2004 was $3.16, and $9.82, respectively. Volatility was calculated based on an analysis of the Company’s industry peers and its own stock price since the initial public offering in fiscal 2003.

(3)	Property and Equipment

Property and equipment consists of the following:

	As of
	December 28, 2003	March 28, 2004
Construction in-process	$1,080	2,912
Leasehold improvements	37,899	40,188
Furniture, fixtures, and equipment	27,541	29,083

	66,520	72,183
Less accumulated depreciation and amortization	(22,070)	(23,819)

	$44,450	48,364

(4)	Earnings Per Share

The following is a reconciliation of basic and fully diluted earnings per share for the three-month periods ended March 30, 2003 and March 28, 2004:

	Three months ended March 30, 2003
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$1,091
Less accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	(401)

Earnings per common share—basic	690	2,552,261	$0.27
Effect of dilutive securities
Stock options and warrants	—	609,166
Series A Preferred Stock	401	1,849,415

Earnings per common share—diluted	$1,091	5,010,842	0.22

	Three months ended March 28, 2004
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$2,302

Earnings per common share—basic	2,302	7,815,430	$0.29
Effect of dilutive securities
Stock options and warrants	—	566,115

Earnings per common share—diluted	$2,302	8,381,545	0.27

Options for 2,360 shares in 2004 and 114,848 shares in 2003 have been excluded from the fully diluted calculation because the effect on net earnings per share would not have been dilutive.

(5)	Supplemental Disclosures of Cash Flow Information

	Three months ended
	March 30, 2003	March 28, 2004
Cash paid during the period for:
Interest	$245	—
Income taxes	115	264
Noncash financing and investing transactions:
Capital lease obligations incurred	$2,530	—
Increase in cumulative dividend and mandatory redemption feature of preferred stock	401	—

(6)	Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

On August 8, 2003, an action captioned Ritter vs. Buffalo Wild Wings, Inc. was brought in Pennsylvania state court by the representative of the estate of a 23-year-old decedent alleging that the Company acted improperly by serving alcohol to an individual who later lost control of his vehicle and struck and killed the decedent and one other individual. The plaintiff has asked for unspecified damages for wrongful death and loss of life, as well as punitive damages. The Company believes it has meritorious defenses to the allegations made and is vigorously defending these claims. In addition, the Company believes it has sufficient insurance to cover an award of compensatory damages. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. A judgment significantly in excess of its insurance coverage or involving punitive damages, which may not be covered by insurance, could materially adversely affect the Company’s financial condition or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003. Information included in this discussion and analysis includes commentary on franchised and system-wide restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such system-wide sales information is an important measure of our performance and is useful in assessing consumer acceptance of the Buffalo Wild Wings® Grill & Bar concept and the overall health of the concept. Franchise information also provides an understanding of how our revenues from franchise royalties and fees are based on the opening of franchise units and their sales. However, franchise sales and system-wide and same-store sales information does not represent sales in accordance with GAAP, should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to system-wide financial information as defined or used by other companies.

Critical Accounting Policies

Our most critical accounting policies, which are those that require significant judgment, include: valuation of long-lived assets and store closing reserves, vendor allowances, and revenue recognition from franchise operations. A more in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

Overview

As of March 28, 2004, we owned and operated 88 and franchised an additional 168 Buffalo Wild Wings ® Grill & Bar restaurants in 30 states. Of the 256 system-wide restaurants, 76 are located in Ohio. The restaurants have elements of both the quick casual and casual dining styles, both of which are part of a growing industry, with consumer spending in the quick casual segment increasing at a rate greater than in quick service or casual dining. The grill and bar segment is generally considered to be the largest and a growing sub-segment of the casual dining industry. Our long-term focus is to grow to a national chain of over 1,000 locations, with 20-25% annual unit growth in the next few years, continuing the strategy of developing both company-owned and franchised restaurants. Important to our success will be the continued and growing trend of consumers dining out more often and the economic trend in declining relative cost of a restaurant meal in comparison to a home-cooked meal.

Our revenue is generated by:

•	Sales at our company-owned restaurants, which were 89.4% of total revenue in the first quarter of 2004. Food and nonalcoholic beverages accounted for 70.1% of restaurant sales. The remaining 29.9% of restaurant sales was from alcoholic beverages. The menu item with the highest sales volume is chicken wings at 29% of total restaurant sales.

•	Royalties and franchise fees received from our franchisees.

We generate cash from the operation of our company-owned restaurants, franchise royalties and fees and vendor allowances and support payments. We highlight the specific costs associated with operating our company-owned restaurants in the statement of earnings under “Restaurant operating costs.” Nearly all of our depreciation expense relates to assets used by our company-owned restaurants. Preopening costs are those costs associated with opening new company-owned restaurants and will vary annually based on the number of new locations opened. Restaurant closures and impairment expense is related to company-owned restaurants and includes the writedown of poor performing locations, the costs associated with closures of locations and normal asset retirements. Certain other expenses, such as general and administrative, relate to both company-owned restaurant and franchising operations.

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

Since chicken wings are a large part of our restaurant sales, the cost of fresh chicken wings can significantly change our cost of sales and cash flow from company-owned restaurants. With the cost of fresh chicken wings continuing at historically high prices, we are focused short term on sustaining strong positive same-store sales through effective marketing promotions and controlling other operating costs and general administrative expenses. To address issues related to these price fluctuations, we also implemented slight menu price increases in the first quarter of 2004 and in April of 2004.

As a growing company, we review our trend in general and administrative expenses and are focused on reducing this expense as a percentage of revenue.

We operate on a 52 or 53 week fiscal year ending on the last Sunday in December. Both of the first quarters of 2003 and 2004 consist of thirteen weeks.

Quarterly Results of Operations

Our operating results for the periods indicated are expressed below as a percentage of total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales. The information for each quarter is unaudited and we have prepared it on the same basis as the audited financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results.

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

	Three months ended
	March 30, 2003	March 28, 2004
Revenue:
Restaurant sales	89.9%	89.4%
Franchising royalties and fees	10.1	10.6

Total revenue	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	30.6	34.6
Labor	29.2	27.7
Operating	16.1	15.1
Occupancy	6.7	6.4
Depreciation and amortization	5.6	5.1
General and administrative	12.3	10.1
Preopening	0.9	0.9
Restaurant closures and asset impairment	0.0	0.0

Total costs and expenses	93.1	90.9

Income from operations	6.9%	9.1%

Other income (expense):
Interest expense	(0.9)%	0.0%
Interest income	0.0	0.3

Total other expense	(0.8)	0.3

Earnings before income taxes	6.0	9.4
Income tax expense	2.4	3.7

Net earnings	3.7	5.7
Accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	1.4	0.0

Net earnings available to common stockholders	2.3%	5.7%

The number of company-owned and franchised restaurants open are as follows:

	As of
	March 30, 2003	March 28, 2004
Company-owned restaurants	73	88
Franchised restaurants	131	168

System-wide restaurants	204	256

The total restaurant sales for company-owned and franchised restaurants are as follows:

	Three months ended (in thousands)
	March 30, 2003	March 28, 2004
Company-owned restaurant sales	$26,587	35,926
Franchised restaurant sales	56,980	83,545

System-wide restaurant sales	$83,567	119,471

Increases (decreases) in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

	Three months ended
	March 30, 2003	March 28, 2004
Company-owned same-store sales	(1.4)%	11.1%
Franchised same-store sales	(0.4)%	12.0%
System-wide same-store sales	(0.7)%	11.8%

The quarterly average prices paid per pound for fresh chicken wings are as follows:

	Three months ended
	March 30, 2003	March 28, 2004
Average price per pound	$1.01	1.49

Results of Operations for the Three Months Ended March 28, 2004 and March 30, 2003

Restaurant sales increased by $9.3 million, or 35.1%, to $35.9 million in 2004 from $26.6 million in 2003. The increase in restaurant sales was due to a $7.1 million increase associated with the opening of four new company-owned restaurants in 2004 and the 23 company-owned restaurants opened between October 1, 2002 and December 28, 2003 that did not meet the criteria for same-store sales and $2.5 million related to a 11.1% increase in same-store sales. The increase in same-store sales from (1.4%) in 2003 to 11.1% in 2004 was due primarily to more effective marketing promotions and better economic conditions.

Franchise royalties and fees increased by $1.3 million, or 42.5%, to $4.3 million in 2004 from $3.0 million in 2003. The increase was due primarily to additional royalties collected from the seven new franchised restaurants that opened in 2004 and the 30 franchised restaurants that opened in the last nine months of 2003. Same-store sales for franchised restaurants increased 12.0% in 2004.

Cost of sales increased by $4.3 million, or 52.9%, to $12.4 million in 2004 from $8.1 million in 2003 due primarily to more restaurants being operated in 2003. Cost of sales as a percentage of restaurant sales increased to 34.6% in 2004 from 30.6% in 2003. The increase in cost of sales as a percentage of restaurant sales was primarily due to higher fresh chicken wing costs of $2.4 million, offset by higher vendor allowance payments of $515,000. We are susceptible to wing price fluctuations. For 2004, wing prices averaged $1.49 per pound, which was a 47.5% increase over 2003.

Labor expenses increased by $2.2 million, or 28.1%, to $10.0 million in 2004 from $7.8 million in 2003 due primarily to more restaurants being operated in 2004. Labor expenses as a percentage of restaurant sales decreased to 27.7% in 2004 from 29.2% in 2003. The decrease in labor expenses as a percentage of restaurant sales was primarily due to better scheduling of labor at the restaurant level and efficiencies as a result of higher average weekly sales volumes.

Operating expenses increased by $1.1 million, or 26.6%, to $5.4 million in 2004 from $4.3 million in 2003 due primarily to more restaurants being operated in 2003. Operating expenses as a percentage of restaurant sales decreased to 15.1% in 2004 from 16.1% in 2003. The decrease in operating expenses as a percentage of restaurant sales was primarily due to a decrease in operating expense growth relative to sales growth and a reduction in music and cable expenses of $23,000.

Occupancy expenses increased by $501,000, or 28.0%, to $2.3 million in 2004 from $1.8 million in 2003 due primarily to more restaurants being operated in 2004. Occupancy expenses as a percentage of restaurant sales decreased to 6.4% in 2004 from 6.7% in 2003, primarily due to increased leverage as same store sales increased at a higher rate than occupancy expenses.

Depreciation and amortization increased by $385,000, or 23.3%, to $2.0 million in 2004 from $1.6 million in 2003. The increase was primarily due to the additional depreciation on four new restaurants opened in 2004 and the nine new restaurants that opened in the last nine months of 2003.

General and administrative expenses increased by $412,000, or 11.3%, to $4.1 million in 2004 from $3.6 million in 2003 due to higher corporate headcount. General and administrative expenses as a percentage of total revenue decreased to 10.1% in 2004 from 12.3% in 2003. This decrease was primarily due to a planned decrease in general and administrative expense growth relative to sales growth due to our ability to leverage existing corporate infrastructure.

Preopening costs increased by $63,000, or 22.6%, to $343,000 in 2004 from $280,000 in 2003. We opened four new company-owned restaurants in 2004 versus three new restaurants in 2003.

Restaurant closures and asset impairment increased by $10,000 to $11,000 in 2004 from $1,000 in 2003. The expense in both years represented miscellaneous asset impairments.

Interest expense decreased by $252,000 to zero in 2004 from $252,000 in 2003. All long-term debt and capital lease obligations were repaid in early December 2003 with proceeds from the Company’s initial public offering.

Interest income increased by $122,000 to $133,000 in 2004 from $12,000 in 2003. The increase was due to interest income generated on the higher cash balances as a result of the initial public offering. Cash balances at the end of the quarter were $47.8 million in 2004 compared to $5.3 million in 2003.

Provision for income taxes increased $775,000 to $1.5 million in 2004 from $697,000 in 2003. The effective tax rate as a percentage of income before taxes remained consistent at 39.0% in both 2004 and 2003. Our effective tax rate reflects the full federal and state statutory rates on taxable income.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for new restaurant construction, remodeling and maintaining our existing company-owned restaurants, working capital and other general business needs. Our main sources of liquidity and capital are cash flows from operations and proceeds from the issuance of common stock through an initial public offering in November 2003. The cash balance at March 28, 2004 was $47.8 million. We invest our cash balances in short-term investment instruments with the focus on protection of principal, adequate liquidity and maximization of after-tax returns. These investments include, but are not limited to, high quality money market funds, commercial paper, US government-backed instruments, repurchase agreements, municipal securities, and asset-backed securities. We repaid all long-term capital lease obligations and long-term debt in December 2003.

For the three months ended March 28, 2004, net cash provided by operating activities was $4.0 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, adjusted for increases in income taxes payable and unearned franchise fees partially offset by an increase in accounts receivable and a decrease in accrued expenses. The change in income taxes was due to the timing of income tax payments. The increase in unearned franchise fees was due to an increased number of franchise agreements sold but not yet opened. The increase in accounts receivable was due to higher credit card and vendor related receivables. The decrease in accrued expenses is due to the payout of incentive compensation.

For the three months ended March 30, 2003, net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses and a decrease in accounts receivable and an increase in income taxes payable, partially offset by a decrease in accounts payable. The decrease in accounts receivable was due primarily to the collection of proceeds from equipment held for sale from a third party lessor. The increase in income taxes payable was due to the timing of income tax payments. The decrease in accounts payable was primarily the result of fewer restaurants under construction at the end of the quarter as compared to December 29, 2002.

For the three months ended March 28, 2004 and March 30, 2003, net cash used in investing activities was $6.0 million and $1.3 million, respectively. Investing activities in both periods consisted primarily of purchases of property and equipment related to the opening of new company-owned restaurants and restaurants under construction. During the first quarter of 2004 and 2003, we opened four and three restaurants, respectively. We expect capital expenditures for the remainder of 2004 to approximate $13 million due to the addition of new company-owned restaurants and the renovation and maintenance of existing restaurants. In 2004, we plan to open a total of 20 new company-owned restaurants and 45 new franchised restaurants.

For the three months ended March 28, 2004 and March 30, 2003, net cash provided by (used in) financing activities was $225,000 and ($1.0 million), respectively. Net cash provided by financing activities for 2004 resulted primarily from the issuance of common stock from the exercise of warrants and stock options of $185,000, and cash received from lessors related to restaurant construction of $40,000. No additional funding from the issuance of common stock (other than from the exercise of options and warrants) is anticipated for the remainder of 2004. Net cash used in financing activities for 2003 consisted primarily of payments made on capital lease obligations.

Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. We do not currently own any of the properties on which our restaurants operate and, therefore, do not have the ability to enter into sale-leaseback transactions as a potential source of cash.

The following table presents a summary of our contractual operating lease obligations and commitments as of March 28, 2004:

		Payments Due By Period (in thousands)
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$75,760	8,727	25,249	20,409	21,375
Lease commitments for restaurants under development	32,453	1,470	7,198	7,207	16,578

Total	$108,213	10,197	32,447	27,616	37,953

We believe the cash flows from our operating activities and the proceeds from our initial public offering in November 2003 will be sufficient to fund our operations, building commitments, and meet our obligations for the foreseeable future.

Risk Factors/Forward—Looking Statements

The foregoing discussion and other statements in this report contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. The Company’s forward-looking statements generally relate to our capital expenditures, store openings and cash requirements. Although it is not possible to foresee all of the factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others, the following risk factors (each of which is discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003):

•	We may be unable to compete effectively in the restaurant industry.

•	Fluctuations in chicken wing prices could reduce our operating income.

•	If we are unable to successfully open new restaurants, our revenue growth rate and profits may be reduced.

•	We must identify and obtain a sufficient number of suitable new restaurant sites for us to sustain our revenue growth rate.

•	Our restaurants may not achieve market acceptance in the new geographic regions we enter.

•	New restaurants added to our existing markets may take sales from existing restaurants.

•	Implementing our expansion strategy may strain our resources.

•	We may not be able to attract and retain qualified personnel to operate and manage our restaurants.

•	We are dependent on franchisees and their success.

•	Our franchisees may take actions that could harm our business.

•	Changes in consumer preferences or discretionary consumer spending could harm our performance.

Investors are cautioned that all forward-looking statements involve risks and uncertainties.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. We use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have no minimum purchase commitments from our vendors. The primary food product used by company-owned and franchised restaurants is fresh chicken wings. We purchase fresh chicken wings based on current market prices which are subject to fluctuation. A material increase in fresh chicken wing costs may adversely affect our operating results. Fresh chicken wing prices during the first quarter of 2004 averaged nearly 50% higher than the average per pound price in 2003. Unless there is a reduction in the price of fresh chicken wings, or we are able to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the high wing prices, our operating results could be adversely affected. Fresh chicken wings accounted for approximately 29% and 38% of our cost of sales in the first quarter of 2003 and 2004, respectively, with an average price per pound of $1.01 and $1.49, respectively. If we had experienced a 10% change in fresh chicken wing costs during the first quarter of 2004, restaurant cost of sales would have changed by approximately $480,000 for the fiscal quarter.

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

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures as defined in Rules 13(a)-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims arising from personal injuries, contract claims, franchise-related claims, dram shop claims, employment-related claims and claims from guests or employees alleging injury, illness or other food quality, health or operational concerns. To date, none of these types of litigation, most of which are typically covered by insurance, has had a material effect on us. We have insured and continue to insure against most of these types of claims. A judgment on any claim not covered by or in excess of our insurance coverage could adversely affect our financial condition or results of operations.

Refer to Item 3 (Legal Proceedings) of our Annual Report on Form 10-K for the fiscal year ended December 28, 2003 for a discussion of our current material legal proceedings.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

We completed an initial public offering (“IPO”) of 3,450,000 shares of common stock, of which 3,250,000 shares were offered by us and 200,000 were offered by selling shareholders, at an aggregate offering price of $58.7 million, or $17.00 per share, pursuant to registration statement No. 333-108695, which was declared effective on November 20, 2003. The managing underwriters for the IPO were RBC Capital Markets, SG Cowen and McDonald Investments Inc.

We received net proceeds, after expenses, from the IPO of $49.7 million. Offering expenses related to the IPO included an underwriting discount of $3.9 million and other offering expenses of $1.6 million. We used $10.6 million of the net proceeds for the repayment of capital leases and bank notes. For the three months ended March 30, 2004, net cash used in investing activities, consisting primarily of purchases of property and equipment related to the opening of new company-owned restaurants, was $6.0 million. During that period, net cash provided by operating activities was $4.0 million. The cash balance at March 28, 2004 was $47.8 million. The remaining proceeds are expected to be used for general corporate purposes, including opening new restaurants and renovation and maintenance of existing restaurants, acquiring existing restaurants from franchisees, research and development, working capital, and capital expenditures. We invest our cash balances in short-term investment instruments with the focus on protection of principal, adequate liquidity and maximization of after-tax returns. These investments include, but are not exclusive of, high quality money market funds, commercial paper, U.S. government-backed instruments, repurchase agreements, municipal securities, and asset-backed securities.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

See Exhibit Index following signature page of this Report.

(b)	Reports on Form 8-K.

We filed a Form 8-K dated January 13, 2004, announcing our preliminary 2003 fourth quarter financial results.

We filed a Form 8-K dated March 4, 2004, announcing our 2003 fourth quarter and year-end financial results.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2004		BUFFALO WILD WINGS, INC.

	By:	/s/ Sally J. Smith

Sally J. Smith, President and Chief Executive Officer (principal executive officer)

By:	/s/ Mary J. Twinem

Mary J. Twinem, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

BUFFALO WILD WINGS, INC.

FORM 10-Q FOR QUARTER ENDED MARCH 28, 2004

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act