Form 10-Q
period 2004-06-27
BUFFALO WILD WINGS INC
filed 2004-08-11
CIK 1062449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2004

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

The number of shares outstanding of the registrant’s common stock as of July 30, 2004: 8,253,206 shares.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

(unaudited)

	December 28, 2003	June 27, 2004
Assets
Current assets:
Cash and cash equivalents	$49,538	29,822
Marketable securities	—	16,945
Accounts receivable—franchisees, net of allowance of $25	694	661
Accounts receivable—other	1,634	2,252
Inventory	978	940
Income taxes receivable	367	338
Prepaid expenses	1,230	939
Deferred income taxes	1,222	1,222

Total current assets	55,663	53,119
Property and equipment, net	44,450	50,980
Restricted cash	2,425	3,608
Other assets	702	785
Goodwill	759	759

Total assets	$103,999	109,251

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$1,959	2,142
Accounts payable	4,941	4,574
Accrued compensation and benefits	4,670	4,865
Accrued expenses	3,580	2,757
Current portion of deferred lease credits	491	484

Total current liabilities	15,641	14,822
Long-term liabilities:
Marketing fund payables	2,425	3,608
Deferred income taxes	4,733	4,946
Deferred lease credits, net of current portion	6,133	6,106

Total liabilities	28,932	29,482

Commitments and contingencies (note 7)
Common stockholders’ equity:
Undesignated stock, 5,600,000 shares authorized	—	—
Common stock, no par value. Authorized 15,600,000 shares; issued and outstanding 7,981,945 and 8,299,848, respectively	66,235	69,462
Deferred compensation	—	(2,124)
Retained earnings	8,832	12,431

Total common stockholders’ equity	75,067	79,769

Total liabilities and stockholders’ equity	$103,999	109,251

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollar amounts in thousands except share and per share data)

(unaudited)

	Three months ended		Six months ended
	June 29, 2003	June 27, 2004	June 29, 2003	June 27, 2004
Revenue:
Restaurant sales	$25,974	35,291	52,561	71,217
Franchise royalties and fees	3,120	4,261	6,108	8,518

Total revenue	29,094	39,552	58,669	79,735

Costs and expenses:
Restaurant operating costs:
Cost of sales	8,087	12,342	16,215	24,769
Labor	7,662	10,095	15,437	20,054
Operating	3,939	5,358	8,221	10,780
Occupancy	1,929	2,582	3,721	4,875
Depreciation	1,732	2,156	3,380	4,189
General and administrative	4,238	4,569	7,879	8,623
Preopening	76	451	356	794
Restaurant closures and impairment	721	28	722	39

Total costs and expenses	28,384	37,581	55,931	74,123

Income from operations	710	1,971	2,738	5,612

Other income (expense):
Interest expense	(270)	—	(522)	—
Interest income	21	155	33	288

	(249)	155	(489)	288

Earnings before income taxes	461	2,126	2,249	5,900
Income tax expense	180	829	877	2,301

Net earnings	281	1,297	1,372	3,599
Accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	402	—	803	—

Net earnings (loss) available to common stockholders	$(121)	1,297	569	3,599

Earnings (loss) per common share—basic	$(0.04)	0.16	0.22	0.45
Earnings (loss) per common share—diluted	(0.04)	0.15	0.18	0.42
Weighted average shares outstanding—basic	2,719,513	8,096,981	2,635,887	8,044,525
Weighted average shares outstanding—diluted	2,719,513	8,575,186	3,225,737	8,565,395

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(unaudited)

	Six months ended
	June 29, 2003	June 27, 2004
Cash flows from operating activities:
Net earnings	$1,372	3,599
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	3,380	4,189
Amortization	—	72
Restaurant closures and impairment	722	39
Deferred lease credits	(85)	(554)
Deferred income taxes	74	213
Stock-based compensation	—	127
Change in operating assets and liabilities:
Accounts receivable	1,318	(681)
Inventory	(16)	38
Prepaid expenses	(571)	291
Other assets	2	(73)
Unearned franchise fees	304	183
Accounts payable	(1,502)	(367)
Income taxes	1,039	29
Accrued expenses	(558)	(628)

Net cash provided by operating activities	5,479	6,477

Cash flows from investing activities:
Acquisition of property and equipment	(2,864)	(10,768)
Purchase of marketable securities	—	(17,017)

Net cash used in investing activities	(2,864)	(27,785)

Cash flows from financing activities:
Issuance of common stock	528	976
Payments on notes payable	(100)	—
Payments on capital lease obligations	(2,126)	—
Proceeds from lessors	522	616

Net cash provided by (used in) financing activities	(1,176)	1,592

Net increase (decrease) in cash and cash equivalents	1,439	(19,716)
Cash and cash equivalents at beginning of period	4,652	49,538

Cash and cash equivalents at end of period	$6,091	29,822

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 29, 2003 AND JUNE 27, 2004

(Dollar amounts in thousands except share and per share data)

(1)	Basis of Financial Statement Presentation

The consolidated statements as of December 28, 2003 and June 27, 2004, and for the three-month and six-month periods ended June 29, 2003 and June 27, 2004, have been prepared by Buffalo Wild Wings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information for the three-month and six-month periods ended June 29, 2003 and June 27, 2004, is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

The financial information as of December 28, 2003, is derived from the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2003, included in item 8 in the Fiscal 2003 Annual Report on Form 10-K, and should be read in conjunction with such financial statements.

The results of operations for the three-month and six-month period ended June 27, 2004, are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 26, 2004.

(2)	Summary of Significant Accounting Policies

(a)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

The Company purchases its product from a number of suppliers and believes there are alternative suppliers. The Company has no minimum purchase commitments from its vendors. The primary food product used by Company-owned and franchised restaurants is fresh chicken wings. Fresh chicken wings are purchased by the Company based on current market conditions and are subject to fluctuation. Material increases in fresh chicken wing costs may adversely effect the Company’s operating results. For the three-month periods ended June 29, 2003 and June 27, 2004, fresh chicken wings were 30.8% and 36.8% respectively, of restaurant cost of sales. For the six-month periods ended June 29, 2003 and June 29, 2004, fresh chicken wings were 29.9% and 37.6% respectively, of restaurant cost of sales.

(b)	Stock-Based Compensation

The Company adopted a stock performance plan in June 2004 and granted 79,527 restricted stock units. These units are subject to annual vesting upon the Company achieving performance targets established by the Board of Directors. The restricted stock units may vest one-third annually over a ten year period. However, the second third of the restricted stock units are not subject to vesting until the first one-third vests and the final one-third are not subject to vesting until the first two-thirds of the award has vested. An aggregate 26,509 restricted stock units are subject to vesting in 2004 and 53,018 restricted stock units in future periods.

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

The impact of calculating compensation cost for stock options under SFAS No. 123 is reflected over the options’ vesting period, typically four years.

	Three months ended		Six months ended
	June 29, 2003	June 27, 2004	June 29, 2003	June 27, 2004
Net earnings, as reported	$281	1,297	1,372	3,599
Add:
Total stock-based employee compensation expense included in reported earnings, net of related tax effects	—	77	—	77
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for stock option, stock performance, and purchase plans, net of related tax effects	(34)	(113)	(67)	(150)

Pro forma net earnings	$247	1,261	1,305	3,526

Net earnings (loss) per common share:
As reported (basic)	$(0.04)	0.16	0.22	0.45
Pro forma (basic)	(0.06)	0.16	0.19	0.44
As reported (dilutive)	(0.04)	0.15	0.18	0.42
Pro forma (dilutive)	(0.06)	0.15	0.16	0.41

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended		Six-months ended
	June 29, 2003	June 27, 2004	June 29, 2003	June 27, 2004
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	39.2%	38.0%	39.2%	38.0%
Risk-free interest rate	2.6%	2.9%	2.6%	2.9%
Expected life in years	5	5	5	5
Weighted average fair value at grant date	$6.11	10.66	5.15	10.36

Volatility was calculated based on an analysis of the Company’s industry peers and its own stock price since the initial public offering in November 2003.

(3)	Marketable Securities

The Company invests its cash in highly liquid debt instruments issued by the US. government and related agencies, municipalities and in commercial paper issued by companies with investment grade ratings. The Company’s investments have original maturities of up to 12 months with an average time to maturity of 2 months as of June 27, 2004. Investments with an original maturity of greater than 90 days are classified as marketable securities. Marketable securities with a remaining maturity of greater than one year are classified as long-term. The Company’s marketable securities are classified as held-to-maturity and are carried at amortized cost. Securities held at June 27, 2004 carried an amortized cost of $16.9 million which approximated fair value.

(4)	Property and Equipment

Property and equipment consists of the following:

	As of
	December 28, 2003	June 29, 2004
Construction in-process	$1,080	3,641
Leasehold improvements	37,899	41,934
Furniture, fixtures, and equipment	27,541	31,247

	66,520	76,822
Less accumulated depreciation and amortization	(22,070)	(25,842)

	$44,450	50,980

(5)	Earnings Per Share

The following is a reconciliation of basic and fully diluted earnings per share for the three-month and six-month periods ended June 29, 2003 and June 27, 2004:

	Three months ended June 29, 2003
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings available to common shareholders	$281
Less accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	(402)

Earnings per common share—basic	(121)	2,719,513	$(0.04)
Effect of dilutive securities
Stock options and warrants	—	—

Earnings per common share—diluted	$(121)	2,719,513	(0.04)

	Three months ended June 27, 2004
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings available to common shareholders	$1,297

Earnings per common share—basic	1,297	8,096,981	$0.16
Effect of dilutive securities
Stock options and warrants	—	478,205

Earnings per common share—diluted	$1,297	8,575,186	0.15

	Six months ended June 29, 2003
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings available to common shareholders	$1,372
Less accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	(803)

Earnings per common share—basic	569	2,635,887	$0.22
Effect of dilutive securities
Stock options and warrants	—	589,850

Earnings per common share—diluted	$569	3,225,737	0.18

	Six months ended June 27, 2004
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings available to common shareholders	$3,599

Earnings per common share—basic	3,599	8,044,525	$0.45
Effect of dilutive securities
Stock options and warrants	—	520,870

Earnings per common share—diluted	$3,599	8,565,395	0.42

No shares and 79,527 shares for the three month periods ended June 29, 2003 and June 27, 2004, respectively, and 21,435 shares and 80,464 shares for the six month periods ended June 29, 2003 and June 27, 2004, respectively, have been excluded from the fully diluted calculation because the effect on net earnings per share would not have been dilutive.

(6)	Supplemental Disclosures of Cash Flow Information

	Three months ended		Six months ended
	June 29, 2003	June 27, 2004	June 29, 2003	June 27, 2004
Cash paid during the period for:
Interest	$263	—	508	—
Income taxes	626	1,830	746	2,094
Noncash financing and investing transactions:
Capital lease obligations incurred	893	—	3,423	—
Increase in cumulative dividend and mandatory redemption feature of preferred stock	402	—	803	—
Adjustment of restricted stock units to fair value	—	2,251	—	2,251

(7)	Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

On August 8, 2003, an action captioned Ritter vs. Buffalo Wild Wings, Inc. was brought in Pennsylvania state court by the representative of the estate of a 23-year-old decedent alleging that the Company acted improperly by serving alcohol to an individual who later lost control of his vehicle and struck and killed the decedent and one other individual. The plaintiff has asked for unspecified damages for wrongful death and loss of life, as well as punitive damages. The Company believes it has meritorious defenses to the allegations made and is vigorously defending these claims. In addition, the Company believes it has sufficient insurance to cover an award of compensatory damages. The court has set a trial date of November 9, 2004 in this matter. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. A judgment significantly in excess of its insurance coverage or involving punitive damages, which may not be covered by insurance, could materially adversely affect the Company’s financial condition or results of operations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 28, 2003. Information included in this discussion and analysis includes information regarding restaurant unit counts, same store sales, and average weekly sales volumes. Management believes such information is an important measure of our performance and is useful in assessing consumer acceptance of the Buffalo Wild Wings® Grill & Bar concept. Franchise information also provides an understanding of the Company’s revenues as franchise royalties and fees are based on the opening of franchised units and their sales. However, these sales measures are not prepared in accordance with GAAP, should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to sales measurements as defined or used by other companies. All dollar amounts are in thousands.

Critical Accounting Policies

Our most critical accounting policies, which are those that require significant judgment, include: valuation of long-lived assets and store closing reserves, vendor allowances, and revenue recognition from franchise operations. A more in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

Overview

As of June 27, 2004, we owned and operated 92 and franchised an additional 175 Buffalo Wild Wings Grill & Bar restaurants in 30 states. Of the 267 system-wide restaurants, 77 are located in Ohio. The restaurants have elements of both the quick casual and casual dining styles, both of which are part of a growing industry, with consumer spending in the quick casual segment increasing at a rate greater than in quick service or casual dining. The grill and bar segment is generally considered to be the largest restaurant segment and a growing sub-segment of the casual dining industry. Our long-term focus is to grow to a national chain of over 1,000 locations, with 20-25% annual unit growth in the next few years, continuing the strategy of developing both company-owned and franchised restaurants. Important to our success will be the continued and growing trend of consumers dining out more often and the economic trend in declining relative cost of a restaurant meal in comparison to a home-cooked meal.

Our revenue is generated by:

•	Sales at our company-owned restaurants, which were 89.2% of total revenue in the second quarter of 2004. Food and nonalcoholic beverages accounted for 72.2% of restaurant sales. The remaining 27.8% of restaurant sales was from alcoholic beverages. The menu item with the highest sales volume is chicken wings at 29.4% of total restaurant sales.

•	Royalties and franchise fees received from our franchisees.

We generate cash from the operation of our company-owned restaurants, franchise royalties and fees and vendor allowances and support payments. We highlight the specific costs associated with operating our company-owned restaurants in the statement of earnings under “Restaurant operating costs.” Nearly all of our depreciation expense relates to assets used by our company-owned restaurants. Preopening costs are those costs associated with opening new company-owned restaurants and will vary quarterly and annually based on the number of new locations opened. Restaurant closures and impairment expense is related to company-owned restaurants and includes the writedown of poor performing locations, the costs associated with closures of locations and normal asset retirements. Certain other expenses, such as general and administrative, relate to both company-owned restaurant and franchising operations.

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

Since chicken wings are a large part of our restaurant sales, the cost of fresh chicken wings can significantly change our cost of sales and cash flow from company-owned restaurants. With the cost of fresh chicken wings continuing at historically high prices, we are focused short term on sustaining strong positive same-store sales through effective marketing promotions and controlling other operating costs and general and administrative expenses. To address issues related to these price fluctuations, we also implemented slight menu price increases in the first quarter of 2004 and in April of 2004.

As a growing company, we review our trend in general and administrative expenses and are focused on reducing this expense as a percentage of revenue.

We operate on a 52- or 53- week fiscal year ending on the last Sunday in December. Both of the second quarters of 2003 and 2004 consisted of thirteen weeks.

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

Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including, increases or decreases in same-store sales, changes in fresh chicken wing prices, the timing and amount of new restaurant openings and related expenses, asset impairment charges, store closing charges, general economic conditions and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period.

	Three months ended		Six months ended
	June 29, 2003	June 27, 2004	June 29, 2003	June 27, 2004
Revenue:
Restaurant sales	89.3%	89.2%	89.6%	89.3%
Franchising royalties and fees	10.7	10.8	10.4	10.7

Total revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	31.1	35.0	30.8	34.8
Labor	29.5	28.6	29.4	28.2
Operating	15.2	15.2	15.6	15.1
Occupancy	7.4	7.3	7.1	6.8
Depreciation	6.0	5.5	5.8	5.3
General and administrative	14.6	11.5	13.4	10.8
Preopening	0.3	1.1	0.6	1.0
Restaurant closures and asset impairment	2.5	0.1	1.2	0.0

Total costs and expenses	97.6	95.0	95.3	93.0

Income from operations	2.4	5.0	4.7	7.0

Other income (expense):
Interest expense	(0.9)	0.0	(0.9)	0.0
Interest income	0.1	0.4	0.1	0.4

Total other income (expense)	(0.9)	0.4	(0.8)	0.4

Earnings before income taxes	1.6	5.4	3.8	7.4
Income tax expense	0.6	2.1	1.5	2.9

Net earnings	1.0	3.3	2.3	4.5
Accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	1.4	0.0	1.4	0.0

Net earnings (loss) available to common stockholders	(0.4)%	3.3%	1.0%	4.5%

The number of company-owned and franchised restaurants open are as follows:

	As of
	June 29, 2003	June 27, 2004
Company-owned restaurants	74	92
Franchised restaurants	138	175

System-wide restaurants	212	267

The total restaurant sales for company-owned and franchised restaurants are as follows:

	Three months ended		Six months ended
	June 29, 2003	June 27, 2004	June 29, 2003	June 27, 2004
Company-owned restaurant sales	$25,974	35,291	52,561	71,217
Franchised restaurant sales	57,926	82,045	114,906	165,601

System-wide restaurant sales	$83,900	117,336	167,467	236,818

Increases (decreases) in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):
	Three months ended		Six months ended
	June 29, 2003	June 27, 2004	June 29, 2003	June 27, 2004
Company-owned same-store sales	2.7%	10.6%	0.6%	10.8%
Franchised same-store sales	2.3%	10.4%	1.0%	11.2%
System-wide same-store sales	2.4%	10.4%	0.9%	11.1%

The quarterly average prices paid per pound for fresh chicken wings are as follows:

	Three months ended		Six months ended
	June 29, 2003	June 27, 2004	June 29, 2003	June 27, 2004
Average price per pound	$1.02	1.46	1.02	1.47

Results of Operations for the Three Months Ended June 29, 2003 and June 27, 2004

Restaurant sales increased by $9.3 million, or 35.9%, to $35.3 million in 2004 from $26.0 million in 2003. The increase in restaurant sales was due to a $6.8 million increase associated with the opening of eight new company-owned restaurants in 2004 and the 15 company-owned restaurants opened in 2003 that did not meet the criteria for same-store sales and $2.5 million related to a 10.6% increase in same-store sales. The increase in same-store sales from 2.7% in 2003 to 10.6% in 2004 was due primarily to more effective marketing promotions and better economic conditions.

Franchise royalties and fees increased by $1.1 million, or 36.6%, to $4.3 million in 2004 from $3.1 million in 2003. The increase was due primarily to additional royalties collected from the 15 new franchised restaurants that opened in 2004 and the 24 franchised restaurants that opened in the last six months of 2003. Same-store sales for franchised restaurants increased 10.4% in 2004.

Cost of sales increased by $4.3 million, or 52.6%, to $12.3 million in 2004 from $8.1 million in 2003 due primarily to more restaurants being operated in 2004. Cost of sales as a percentage of restaurant sales increased to 35.0% in 2004 from 31.1% in 2003. The increase in cost of sales as a percentage of restaurant sales was primarily due to higher fresh chicken wing costs. We are susceptible to wing price fluctuations and for the second quarter of 2004, wing prices averaged $1.46 per pound, which was a 43% increase over 2003.

Labor expenses increased by $2.4 million, or 31.8%, to $10.1 million in 2004 from $7.7 million in 2003 due primarily to more restaurants being operated in 2004. Labor expenses as a percentage of restaurant sales decreased to 28.6% in 2004 from 29.5% in 2003. The decrease in labor expenses as a percentage of restaurant sales was primarily due to better scheduling of labor at the restaurant level, efficiencies as a result of higher average weekly sales volumes, and lower health insurance costs.

Operating expenses increased by $1.4 million, or 36.0%, to $5.4 million in 2004 from $3.9 million in 2003 due primarily to more restaurants being operated in 2004. Operating expenses as a percentage of restaurant sales remain steady at 15.2%.

Occupancy expenses increased by $653,000, or 33.9%, to $2.6 million in 2004 from $1.9 million in 2003 due primarily to more restaurants being operated in 2004. Occupancy expenses as a percentage of restaurant sales decreased to 7.3% in 2004 from 7.4% in 2003, primarily due to increased leverage as same store sales increased at a higher rate than occupancy expenses.

Depreciation and amortization increased by $424,000, or 24.5%, to $2.2 million in 2004 from $1.7 million in 2003. The increase was primarily due to the additional depreciation on eight new restaurants opened in 2004 and the ten new restaurants that opened in the last six months of 2003.

General and administrative expenses increased by $204,000, or 4.8%, to $4.4 million in 2004 from $4.2 million in 2003 due to higher corporate headcount and accrued incentive compensation. General and administrative expenses as a percentage of total revenue decreased to 11.2% in 2004 from 14.6% in 2003. This decrease was primarily due to a planned decrease in general and administrative expense growth relative to sales growth due to our ability to leverage existing corporate infrastructure.

Preopening costs increased by $375,000, to $451,000 in 2004 from $76,000 in 2003. We opened four new company-owned restaurants in the second quarter, had additional training and media costs for first quarter openings, and costs for two restaurants that will open in the third quarter of 2004 versus two new restaurants in 2003.

Restaurant closures and asset impairment decreased by $693,000 to $28,000 in 2004 from $721,000 in 2003. The amount expensed in 2004 represents miscellaneous asset impairments and retirements. In 2003, the Company impaired the assets of one underperforming and one closed restaurant. Additional reserves were also set-up for a restaurant closed in 2002.

Interest expense decreased by $270,000 to zero in 2004 from $270,000 in 2003. All long-term debt and capital lease obligations were repaid in early December 2003 with proceeds from the Company’s initial public offering.

Interest income increased by $134,000 to $155,000 in 2004 from $21,000 in 2003. The increase was due to interest income generated on the higher cash balances as a result of the initial public offering. Cash and marketable securities balances at the end of the quarter totaled $46.8 million in 2004 compared to $6.1 million in 2003.

Provision for income taxes increased $649,000 to $829,000 in 2004 from $180,000 in 2003. The effective tax rate as a percentage of income before taxes remained consistent at 39.0% in both 2004 and 2003. Our effective tax rate reflects the full federal and state statutory rates on taxable income.

Results of Operations for the Six Months Ended June 27, 2004 and June 29, 2003

Restaurant sales increased by $18.7 million, or 35.5%, to $71.2 million in 2004 from $52.6 million in 2003. The increase in restaurant sales was due to a $13.6 million increase associated with the opening of eight new company-owned restaurants in 2004 and the 23 company-owned restaurants opened between October 1, 2002 and December 28, 2003 that did not meet the criteria for same-store sales and $5.1 million related to a 10.8% increase in same-store sales. The increase in same-store sales from 0.6% in 2003 to 10.8% in 2004 was due primarily to more effective marketing promotions and better economic conditions.

Franchise royalties and fees increased by $2.4 million, or 39.5%, to $8.5 million in 2004 from $6.1 million in 2003. The increase was due primarily to additional royalties collected from the 15 new franchised restaurants that opened in 2004 and the 24 franchised restaurants that opened in the last six months of 2003. Same-store sales for franchised restaurants increased 11.2% in 2004.

Cost of sales increased by $8.6 million, or 52.8%, to $24.8 million in 2004 from $16.2 million in 2003 due primarily to more restaurants being operated in 2003. Cost of sales as a percentage of restaurant sales increased to 34.8% in 2004 from 30.8% in 2003. The increase in cost of sales as a percentage of restaurant sales was primarily due to higher fresh chicken wing costs.

Labor expenses increased by $4.6 million, or 29.9%, to $20.1 million in 2004 from $15.4 million in 2003 due primarily to more restaurants being operated in 2004. Labor expenses as a percentage of restaurant sales decreased to 28.2% in 2004 from 29.4% in 2003. The decrease in labor expenses as a percentage of restaurant sales was primarily due to better scheduling of labor at the restaurant level and efficiencies as a result of higher average weekly sales volumes.

Operating expenses increased by $2.6 million, or 31.1%, to $10.8 million in 2004 from $8.2 million in 2003 due primarily to more restaurants being operated in 2003. Operating expenses as a percentage of restaurant sales decreased to 15.1% in 2004 from 15.6% in 2003. The decrease in operating expenses as a percentage of restaurant sales was primarily due to a decrease in operating expense growth relative to sales growth.

Occupancy expenses increased by $1.2 million, or 31.0%, to $4.9 million in 2004 from $3.7 million in 2003 due primarily to more restaurants being operated in 2004. Occupancy expenses as a percentage of restaurant sales decreased to 6.8% in 2004 from 7.1% in 2003, primarily due to increased leverage as average weekly sales increased at a higher rate than occupancy expenses.

Depreciation and amortization increased by $809,000, or 23.9%, to $4.2 million in 2004 from $3.4 million in 2003. The increase was primarily due to the additional depreciation on eight new restaurants opened in 2004 and the ten new restaurants that opened in the last six months of 2003.

General and administrative expenses increased by $617,000, or 7.8%, to $8.5 million in 2004 from $7.9 million in 2003 due to higher corporate headcount. General and administrative expenses as a percentage of total revenue decreased to 10.7% in 2004 from 13.4% in 2003. This decrease was primarily due to a planned decrease in general and administrative expense growth relative to sales growth due to our ability to leverage existing corporate infrastructure.

Preopening costs increased by $438,000 to $794,000 in 2004 from $356,000 in 2003. We opened eight new company-owned restaurants in 2004 versus five new restaurants in 2003.

Restaurant closures and asset impairment decreased by $683,000 to $39,000 in 2004 from $722,000 in 2003. The expense in 2004 represented miscellaneous asset impairments and retirements. In 2003, the Company impaired the assets of an under performing store and one closed store.

Interest expense decreased by $522,000 to zero in 2004 from $522,000 in 2003. All long-term debt and capital lease obligations were repaid in early December 2003 with proceeds from the Company’s initial public offering.

Interest income increased by $255,000 to $288,000 in 2004 from $33,000 in 2003. The increase was due to interest income generated on the higher cash balances as a result of the initial public offering. Cash balances at the end of the quarter were $46.8 million in 2004 compared to $6.1 million in 2003.

Provision for income taxes increased $1.4 million to $2.3 million in 2004 from $877,000 in 2003. The effective tax rate as a percentage of income before taxes remained consistent at 39.0% in both 2004 and 2003. Our effective tax rate reflects the full federal and state statutory rates on taxable income.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for new restaurant construction, remodeling and maintaining our existing company-owned restaurants, working capital and other general business needs. Our main sources of liquidity and capital are cash flows from operations and proceeds from the issuance of common stock through an initial public offering in November 2003. The cash and marketable securities balance at June 27, 2004 was $46.8 million. We invest our cash balances in short-term investment instruments with the focus on protection of principal, adequate liquidity and maximization of after-tax returns. These investments can include, but are not limited to, high quality money market funds, commercial paper, US government-backed instruments, repurchase agreements, municipal securities, and asset-backed securities. We repaid all long-term capital lease obligations and long-term debt in December 2003.

For the six months ended June 27, 2004, net cash provided by operating activities was $6.5 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, adjusted for increases in accounts receivable and decreases in accounts payable and accrued expenses. The decrease in accounts payable is due to the timing of payments, decreased level of construction activity, and purchases due to lower seasonal sales at June 27, 2004 as compared to December 28, 2003. The increase in accounts receivable was due to higher credit card and vendor related receivables. The decrease in accrued expenses is due to the payout of incentive compensation in March.

For the six months ended June 29, 2003, net cash provided by operating activities was $5.5 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses and a decrease in accounts receivable and an increase in income taxes payable, partially offset by a decrease in accounts payable. The decrease in accounts receivable was due primarily to the collection of proceeds from equipment held for sale from a third party lessor. The increase in income taxes payable was due to the timing of income tax payments. The decrease in accounts payable was primarily the result of fewer restaurants under construction June 29, 2003 as compared to December 29, 2002.

For the six months ended June 27, 2004 and June 29, 2003, net cash used in investing activities was $27.8 million and $2.9 million, respectively. Investing activities consisted of purchases of property and equipment related to the opening of new company-owned restaurants and restaurants under construction and purchases of marketable securities. During the first six months of 2004 and 2003, we opened eight and five restaurants, respectively. We expect capital expenditures for the remainder of 2004 to approximate $9 million due to the addition of new company-owned restaurants and the renovation and maintenance of existing restaurants. In 2004, we plan to open a total of 20 new company-owned restaurants and 45 new franchised restaurants. In 2004, the Company began investing in marketable securities with maturities longer than 90 days. For the first six months of 2004, the Company purchased $17 million of marketable securities.

For the six months ended June 27, 2004 and June 29, 2003, net cash provided by (used in) financing activities was $1.6 million and ($1.2 million), respectively. Net cash provided by financing activities for 2004 resulted primarily from the issuance of common stock from the exercise of warrants and stock options of $976,000, and cash received from lessors related to restaurant construction of $616,000. No additional funding from the issuance of common stock (other than from the exercise of options and warrants) is anticipated for the remainder of 2004. Net cash used in financing activities for 2003 consisted primarily of payments made on capital lease obligations.

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

The following table presents a summary of our contractual operating lease obligations and commitments as of June 27, 2004:

		Payments Due By Period
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$84,344	9,654	19,101	17,619	37,970
Lease commitments for restaurants under development	32,516	1,608	4,791	4,798	21,319

Total	$116,860	11,262	23,892	22,417	59,289

We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations, building commitments, and meet our obligations for the foreseeable future.

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

A material increase in fresh chicken wing costs may adversely affect our operating results. Fresh chicken wing prices during the second quarter of 2004 averaged nearly 43% higher than the average per pound price in the second quarter of 2003. Unless there is a reduction in the price of fresh chicken wings, or we are able to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the high wing prices, our operating results could be adversely affected. Fresh chicken wings accounted for approximately 30.8% and 36.8% of our cost of sales in the second quarter of 2003 and 2004, respectively, with an average price per pound of $1.02 and $1.46, respectively. Fresh chicken wings accounted for approximately 29.9% and 37.6% of our cost of sales in the six month periods ended 2003 and 2004, respectively, with an average price per pound of $1.02 and $1.47 respectively. If we had experienced a 10% change in fresh chicken wing costs during the second quarter and six months ended 2004, restaurant cost of sales would have changed by approximately $450,000 and $930,000, respectively.

Inflation

The primary inflationary factors affecting our operations are food, labor, and restaurant operating costs. Substantial increases in these costs could impact operating results to the extent that such increases cannot be passed along through higher menu prices. A large number of our restaurant personnel are paid at rates based on the applicable federal and state minimum wages, and increases in the minimum wage rates could directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Except as described in the paragraph above, we believe inflation has not had a material impact on our results of operations in recent years.

Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments. The counterparties to the instruments consist of government agencies and various major corporations of investment grade credit standing. The Company does not believe there is significant risk of non-performance by these counterparties because of Company limitations as to acceptable investment vehicles.

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

We received net proceeds, after expenses, from the IPO of $49.7 million. Offering expenses related to the IPO included an underwriting discount of $3.9 million and other offering expenses of $1.6 million. We used $10.6 million of the net proceeds for the repayment of capital leases and bank notes. For the six months ended June 27, 2004, net cash used in investing activities, including purchases of property and equipment related to the opening of new company-owned restaurants of $10.8 million. During that period, net cash provided by operating activities was $6.5 million. The cash and marketable securities balance at June 27, 2004 was $46.8 million. The remaining proceeds are expected to be used for general corporate purposes, including opening new restaurants and renovation and maintenance of existing restaurants, acquiring existing restaurants from franchisees, research and development, working capital, and capital expenditures. We invest our cash and marketable securities balances in short-term investment instruments with the focus on protection of principal, adequate liquidity and maximization of after-tax returns. These investments include, but are not exclusive of, high quality money market funds, commercial paper, U.S. government-backed instruments, repurchase agreements, municipal securities, and asset-backed securities.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Shareholders meeting held on June 10, 2004, the Company submitted to a vote of security-holders the following matters which received the indicated votes:

1.	Approving setting the number of members of the Board of Directors at six (6):

For: 5,904,235	Against: 3,552	Abstain: 929,011	Broker Non-Vote: 0

2.	Election of Directors:

	For:	Withhold:
Sally J. Smith	5,884,612	952,186
Kenneth H. Dahlberg	5,802,387	1,034,411
Dale M. Applequist	5,320,786	1,516,012
Robert W. MacDonald	5,317,387	1,519,411
Warren E. Mack	5,319,786	1,517,012
J. Oliver Maggard	5,402,516	1,434,282

3.	Ratifying the appointment of KPMG LLP as independent auditors for the current fiscal year:

For: 5,451,954	Against: 1,107,811	Abstain: 277,033	Broker Non-Vote: 0

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

See Exhibit Index following signature page of this Report.

(b)	Reports on Form 8-K.

We filed a Form 8-K dated April 22, 2004, announcing our 2004 first quarter financial results.

We filed a Form 8-K dated June 17, 2004, announcing restricted stock unit grants.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2004	BUFFALO WILD WINGS, INC.

	By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer (principal executive officer)

By:	/s/ Mary J. Twinem
Mary J. Twinem, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

BUFFALO WILD WINGS, INC.

FORM 10-Q FOR QUARTER ENDED JUNE 27, 2004

Exhibit Number	Description

10.1	Amendment No. 1 to 2003 Equity Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act