Form 10-Q
period 2004-09-26
BUFFALO WILD WINGS INC
filed 2004-11-05
CIK 1062449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2004

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

The number of shares outstanding of the registrant’s common stock as of October 29, 2004: 8,326,285 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

(unaudited)

	December 28, 2003	September 26, 2004
Assets
Current assets:
Cash and cash equivalents	$49,538	30,024
Marketable securities	—	18,454
Accounts receivable—franchisees, net of allowance of $25	694	767
Accounts receivable—other	1,634	1,968
Inventory	978	1,101
Income taxes receivable	367	738
Prepaid expenses	1,230	574
Deferred income taxes	1,222	913

Total current assets	55,663	54,539
Property and equipment, net	44,450	52,684
Restricted cash	2,425	2,207
Other assets	702	747
Goodwill	759	759

Total assets	$103,999	110,936

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$1,959	2,126
Accounts payable	4,941	4,990
Accrued compensation and benefits	4,670	5,262
Accrued expenses	3,580	3,083
Current portion of deferred lease credits	491	417

Total current liabilities	15,641	15,878
Long-term liabilities:
Marketing fund payables	2,425	2,207
Deferred income taxes	4,733	5,500
Deferred lease credits, net of current portion	6,133	6,006

Total liabilities	28,932	29,591

Commitments and contingencies (note 8)
Common stockholders’ equity:
Undesignated stock, 5,600,000 shares authorized	—	—
Common stock, no par value. Authorized 15,600,000 shares; issued and outstanding 7,981,945 and 8,357,581, respectively	66,235	69,513
Deferred compensation	—	(1,777)
Retained earnings	8,832	13,609

Total common stockholders’ equity	75,067	81,345

Total liabilities and stockholders’ equity	$103,999	110,936

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollar amounts in thousands except share and per share data)

(unaudited)

	Three months ended		Nine months ended
	September 28, 2003	September 26, 2004	September 28, 2003	September 26, 2004
Revenue:
Restaurant sales	$27,876	37,900	80,437	109,117
Franchise royalties and fees	3,223	4,807	9,331	13,325

Total revenue	31,099	42,707	89,768	122,442

Costs and expenses:
Restaurant operating costs:
Cost of sales	8,701	12,755	24,916	37,524
Labor	8,135	11,203	23,572	31,257
Operating	4,349	5,925	12,570	16,705
Occupancy	1,906	2,719	5,627	7,594
Depreciation	1,744	2,245	5,124	6,434
General and administrative	4,209	5,009	12,088	13,632
Preopening	223	585	579	1,379
Restaurant closures and impairment	16	508	738	547

Total costs and expenses	29,283	40,949	85,214	115,072

Income from operations	1,816	1,758	4,554	7,370

Other income (expense):
Interest expense	(247)	—	(768)	—
Interest income	21	174	53	462

	(226)	174	(715)	462

Earnings before income taxes	1,590	1,932	3,839	7,832
Income tax expense	620	753	1,497	3,055

Net earnings	970	1,179	2,342	4,777
Accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	402	—	1,205	—

Net earnings available to common stockholders	$568	1,179	1,137	4,777

Earnings per common share—basic	$0.21	0.14	0.43	0.59
Earnings per common share—diluted	0.17	0.14	0.35	0.56
Weighted average shares outstanding—basic	2,754,716	8,253,186	2,671,497	8,114,078
Weighted average shares outstanding—diluted	3,379,255	8,599,355	3,295,605	8,576,845

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(unaudited)

	Nine months ended
	September 28, 2003	September 26, 2004
Cash flows from operating activities:
Net earnings	$2,342	4,777
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	5,124	6,434
Amortization	—	165
Restaurant closures and impairment	738	547
Deferred lease credits	(154)	(807)
Deferred income taxes	74	1,076
Stock-based compensation	23	418
Change in operating assets and liabilities:
Accounts receivable	2,938	(615)
Inventory	(123)	(123)
Prepaid expenses	(740)	656
Other assets	22	(35)
Unearned franchise fees	559	167
Accounts payable	(1,699)	49
Income taxes	1,599	(371)
Accrued expenses	(31)	95

Net cash provided by operating activities	10,672	12,433

Cash flows from investing activities:
Acquisition of property and equipment	(6,688)	(15,225)
Purchase of marketable securities	—	(24,654)
Proceeds from maturities of marketable securities	—	6,035

Net cash used in investing activities	(6,688)	(33,844)

Cash flows from financing activities:
Issuance of common stock	527	1,083
Payments on notes payable	(151)	—
Payments on capital lease obligations	(3,221)	—
Proceeds from lessors	773	814

Net cash provided by (used in) financing activities	(2,072)	1,897

Net increase (decrease) in cash and cash equivalents	1,912	(19,514)
Cash and cash equivalents at beginning of period	4,652	49,538

Cash and cash equivalents at end of period	$6,564	30,024

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 28, 2003 AND SEPTEMBER 26, 2004

(Dollar amounts in thousands except share and per share data)

(1)	Basis of Financial Statement Presentation

The consolidated statements as of December 28, 2003 and September 26, 2004, and for the three-month and nine-month periods ended September 28, 2003 and September 26, 2004, have been prepared by Buffalo Wild Wings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information for the three-month and nine-month periods ended September 28, 2003 and September 26, 2004 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

The financial information as of December 28, 2003 is derived from the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2003, included in item 8 in the Fiscal 2003 Annual Report on Form 10-K, and should be read in conjunction with such financial statements.

The results of operations for the three-month and nine-month periods ended September 26, 2004, are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 26, 2004.

(2)	Summary of Significant Accounting Policies

(a)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

The Company purchases its product from a number of suppliers and believes there are alternative suppliers. The Company has no minimum purchase commitments from its vendors. The primary food product used by Company-owned and franchised restaurants is fresh chicken wings. Fresh chicken wings are purchased by the Company based on current market conditions and are subject to fluctuation. Material increases in fresh chicken wing costs may adversely effect the Company’s operating results. For the three-month periods ended September 28, 2003 and September 26, 2004, fresh chicken wings were 30.0% and 33.7%, respectively, of restaurant cost of sales. For the nine-month periods ended September 28, 2003 and September 26, 2004, fresh chicken wings were 30.0% and 36.3%, respectively, of restaurant cost of sales.

(b)	Stock-Based Compensation

The Company adopted a stock performance plan in June 2004 and granted 79,527 restricted stock units. These units are subject to annual vesting upon the Company achieving performance targets established by the Board of Directors. The Company records compensation expense for the restricted stock units if vesting based on the achievement of performance targets is probable. The restricted stock units may vest one-third annually over a ten year period. However, the second third of the restricted stock units is not subject to vesting until the first one-third vests and the final one-third is not subject to vesting until the first two-thirds of the award has vested. An aggregate 26,509 restricted stock units are subject to vesting in 2004 and 53,018 restricted stock units in future periods.

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

The impact of calculating compensation cost for stock options under SFAS No. 123 is reflected over the options’ vesting period, typically four years.

	Three months ended		Nine months ended
	September 28, 2003	September 26, 2004	September 28, 2003	September 26, 2004
Net earnings, as reported	$970	1,179	2,342	4,777
Add:
Total stock-based employee compensation expense included in reported earnings, net of related tax effects	14	177	14	255
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for stock option, stock performance, and purchase plans, net of related tax effects	(47)	(218)	(114)	(368)

Pro forma net earnings	$937	1,138	2,242	4,664

Net earnings (loss) per common share:
As reported (basic)	$0.21	0.14	0.43	0.59
Pro forma (basic)	0.19	0.14	0.39	0.57
As reported (diluted)	0.17	0.14	0.35	0.56
Pro forma (diluted)	0.16	0.13	0.31	0.54

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended		Nine months ended
	September 28, 2003	September 26, 2004	September 28, 2003	September 26, 2004
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	39.2%	38.0%	39.0%	38.0%
Risk-free interest rate	2.6%	2.9%	2.6%	2.9%
Expected life in years	5	5	5	5
Weighted average fair value at grant date	$7.10	10.52	5.36	10.39

Volatility was calculated based on an analysis of the Company’s industry peers and its own stock price during 2003.

(3)	Marketable Securities

The Company invests its cash in highly liquid debt instruments issued by the US. government and related agencies, municipalities and in commercial paper issued by companies with investment grade ratings. The Company’s investments have original maturities of up to 12 months with an average time to maturity of three months as of September 26, 2004. Marketable securities with an original maturity of greater than 90 days, but less than one year, are classified as short-term. Marketable securities with a remaining maturity of greater than one year are classified as long-term. The Company’s marketable securities are classified as held-to-maturity and are carried at amortized cost. Securities held at September 26, 2004 carried an amortized cost of $18.5 million which approximated fair value.

(4)	Property and Equipment

Property and equipment consists of the following:

	As of
	December 28, 2003	September 26, 2004
Construction in-process	$1,080	2,077
Leasehold improvements	37,899	45,585
Furniture, fixtures, and equipment	27,541	33,361

	66,520	81,023
Less accumulated depreciation and amortization	(22,070)	(28,339)

	$44,450	52,684

(5)	Earnings Per Share

The following is a reconciliation of basic and fully diluted earnings per share for the three-month and nine-month periods ended September 28, 2003 and September 26, 2004:

	Three months ended September 28, 2003
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings available to common shareholders	$970
Less accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	(402)

Earnings per common share—basic	568	2,754,716	$0.21
Effect of dilutive securities
Stock options and warrants	—	624,539

Earnings per common share—diluted	$568	3,379,255	0.17

	Three months ended September 26, 2004
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings available to common shareholders	$1,179

Earnings per common share—basic	1,179	8,253,186	$0.14
Effect of dilutive securities
Stock options and warrants	—	346,169

Earnings per common share—diluted	$1,179	8,599,355	0.14

	Nine months ended September 28, 2003
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings available to common shareholders	$2,342
Less accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	(1,205)

Earnings per common share—basic	1,137	2,671,497	$0.43
Effect of dilutive securities
Stock options and warrants	—	624,108

Earnings per common share—diluted	$1,137	3,295,605	0.35

	Nine months ended September 26, 2004
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings available to common shareholders	$4,777

Earnings per common share—basic	4,777	8,114,078	$0.59
Effect of dilutive securities
Stock options and warrants	—	462,767

Earnings per common share—diluted	$4,777	8,576,845	0.56

Options, warrants, and restricted stock units to acquire 1,855,561 shares and 79,527 shares for the three month periods ended September 28, 2003 and September 26, 2004, respectively, and 1,914,275 shares and 82,185 shares for the nine month periods ended September 28, 2003 and September 26, 2004, respectively, have been excluded from the fully diluted calculation because the effect on net earnings per share would not have been dilutive.

(6)	Supplemental Disclosures of Cash Flow Information

	Nine months ended
	September 28, 2003	September 26, 2004
Cash paid during the period for:
Interest	750	—
Income taxes	803	2,386
Noncash financing and investing transactions:
Capital lease obligations incurred	3,876	—
Increase in cumulative dividend and mandatory redemption feature of preferred stock	1,204	—
Adjustment of restricted stock units to fair value	—	2,195

(7)	Restaurant Impairments

In the third quarter of 2004, the Company recorded an impairment charge for the assets of two underperforming restaurants. An impairment charge of $452,000 was recorded to the extent that the carrying value of the assets at the two restaurants was not considered recoverable based on estimated discounted future cash flows. In addition, a $56,000 charge relating to miscellaneous asset retirements was recorded.

(8)	Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

On August 8, 2003, an action captioned Ritter vs. Buffalo Wild Wings, Inc. was brought in Pennsylvania state court by the representative of the estate of a 23-year-old decedent alleging that the Company acted improperly by serving alcohol to an individual who later lost control of his vehicle and struck and killed the decedent and one other individual. The plaintiff has asked for unspecified damages for wrongful death and loss of life, as well as punitive damages. The Company believes it has meritorious defenses to the allegations made and is vigorously defending these claims. In addition, the Company believes it has sufficient insurance to cover an award of compensatory damages. The court has rescheduled the trial date for this matter to January 20, 2005. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. A judgment significantly in excess of its insurance coverage or involving punitive damages, which may not be covered by insurance, could materially adversely affect the Company’s financial condition or results of operations.

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

Critical Accounting Policies

Our most critical accounting policies, which are those that require significant judgment, include: impairment of long-lived assets and store closing reserves, vendor allowances, and revenue recognition from franchise operations. A more in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003.

Overview

As of September 26, 2004, we owned and operated 97 and franchised an additional 189 Buffalo Wild Wings Grill & Bar restaurants in 30 states. Of the 286 system-wide restaurants, 78 are located in Ohio. The restaurants have elements of both the quick casual and casual dining styles, both of which are part of a growing industry, with consumer spending in the quick casual segment increasing at a rate greater than in quick service or casual dining. The grill and bar segment is generally considered to be the largest sub-segment of the casual dining industry. Our long-term focus is to grow to a national chain of over 1,000 locations, with 20-25% annual unit growth in the next few years, continuing the strategy of developing both company-owned and franchised restaurants. For 2005, we plan to open 20 to 22 new company-owned restaurants and 45 to 50 new franchised restaurants. Important to our success will be the continued and growing trend of consumers dining out more often and the economic trend in declining relative cost of a restaurant meal in comparison to a home-cooked meal.

Our revenue is generated by:

•	Sales at our company-owned restaurants, which were 88.7% of total revenue in the third quarter of 2004. Food and nonalcoholic beverages accounted for 73.1% of restaurant sales. The remaining 26.9% of restaurant sales was from alcoholic beverages. The menu item with the highest sales volume is chicken wings at 29.4% of total restaurant sales.

•	Royalties and franchise fees received from our franchisees.

We generate cash from the operation of our company-owned restaurants, franchise royalties and fees and vendor allowances and support payments. We highlight the specific costs associated with operating our company-owned restaurants in the statement of earnings under “Restaurant operating costs.” Nearly all of our depreciation expense relates to assets used by our company-owned restaurants. Pre-opening costs are those costs associated with opening new company-owned restaurants and will vary quarterly and annually based on the number of new locations opened. Restaurant closures and impairment expense is related to company-owned restaurants and includes the write down of poor performing locations, the costs associated with closures of locations and normal asset retirements. Certain other expenses, such as general and administrative, relate to both company-owned restaurant and franchising operations.

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

Since chicken wings are a large part of our restaurant sales, the cost of fresh chicken wings can significantly change our cost of sales and cash flow from company-owned restaurants. With the cost of fresh chicken wings continuing at historically high prices, we are focused short term on sustaining strong positive same-store sales through effective marketing promotions and controlling other operating costs and general and administrative expenses. To address issues related to these price fluctuations, we also implemented menu price increases in 2004.

As we grow revenue, we are focused on reducing our general and administrative expenses as a percentage of revenue. In June 2004, the Company granted restricted stock units and began recording stock-based compensation expense. Since this expense is included in general and administrative expenses we expect it to partially offset the reduction of other general and administrative expenses as a percentage of revenue.

We operate on a 52- or 53- week fiscal year ending on the last Sunday in December. The third quarters of both 2003 and 2004 consisted of thirteen weeks.

Quarterly Results of Operations

Our operating results for the periods indicated are expressed below as a percentage of total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales. The information for each quarter and nine month period is unaudited and we have prepared it on the same basis as the audited financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results.

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

	Three months ended		Nine months ended
	September 28, 2003	September 26, 2004	September 28, 2003	September 26, 2004
Revenue:
Restaurant sales	89.6%	88.7%	89.6%	89.1%
Franchising royalties and fees	10.4	11.3	10.4	10.9

Total revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	31.2	33.7	31.0	34.4
Labor	29.2	29.6	29.3	28.6
Operating	15.6	15.6	15.6	15.3
Occupancy	6.8	7.2	7.0	7.0
Depreciation	5.6	5.3	5.7	5.3
General and administrative	13.5	11.7	13.5	11.1
Preopening	0.7	1.4	0.6	1.1
Restaurant closures and asset impairment	0.1	1.2	0.8	0.4

Total costs and expenses	94.2	95.9	94.9	94.0

Income from operations	5.8	4.1	5.1	6.0

Other income (expense):
Interest expense	(0.8)	0.0	(0.9)	0.0
Interest income	0.1	0.4	0.1	0.4

Total other income (expense)	(0.7)	0.4	(0.8)	0.4

Earnings before income taxes	5.1	4.5	4.3	6.4
Income tax expense	2.0	1.8	1.7	2.5

Net earnings	3.1	2.8	2.6	3.9
Accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	1.3	0.0	1.3	0.0

Net earnings available to common stockholders	1.8%	2.8%	1.3%	3.9%

The number of company-owned and franchised restaurants open are as follows:

	As of
	September 28, 2003	September 26, 2004
Company-owned restaurants	77	97
Franchised restaurants	142	189

System-wide restaurants	219	286

The total restaurant sales for company-owned and franchised restaurants are as follows:

	Three months ended		Nine months ended
	September 28, 2003	September 26, 2004	September 28, 2003	September 26, 2004
Company-owned restaurant sales	$27,876	37,900	80,437	109,117
Franchised restaurant sales	63,012	90,209	177,919	255,811

System-wide restaurant sales	$90,888	128,109	258,356	364,928

Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

	Three months ended		Nine months ended
	September 28, 2003	September 26, 2004	September 28, 2003	September 26, 2004
Company-owned same-store sales	6.7%	9.9%	2.7%	10.5%
Franchised same-store sales	8.5%	5.7%	3.4%	9.3%
System-wide same-store sales	7.9%	7.0%	3.2%	9.7%

The quarterly average prices paid per pound for fresh chicken wings are as follows:

	Three months ended		Nine months ended
	September 28, 2003	September 26, 2004	September 28, 2003	September 26, 2004
Average price per pound	$1.00	1.35	1.01	1.43

Results of Operations for the Three Months Ended September 26, 2004 and September 28, 2003

Restaurant sales increased by $10.0 million, or 36.0%, to $37.9 million in 2004 from $27.9 million in 2003. The increase in restaurant sales was due to a $7.4 million increase associated with the opening of 13 new company-owned restaurants in 2004 and 13 company-owned restaurants opened in 2003 that did not meet the criteria for same-store sales and $2.6 million related to a 9.9% increase in same-store sales. The increase in same-store sales from 6.7% in 2003 to 9.9% in 2004 was due primarily to menu price increases and more effective marketing promotions.

Franchise royalties and fees increased by $1.6 million, or 49.1%, to $4.8 million in 2004 from $3.2 million in 2003. The increase was due primarily to additional royalties collected from 29 new franchised restaurants that opened in 2004 and 19 franchised restaurants that opened in the last three months of 2003. Same-store sales for franchised restaurants increased 5.7% in 2004.

Cost of sales increased by $4.1 million, or 46.6%, to $12.8 million in 2004 from $8.7 million in 2003 due primarily to more restaurants being operated in 2004. Cost of sales as a percentage of restaurant sales increased to 33.7% in 2004 from 31.2% in 2003. The increase in cost of sales as a percentage of restaurant sales was primarily due to higher fresh chicken wing costs. We are susceptible to wing price fluctuations and for the third quarter of 2004, wing prices averaged $1.35 per pound, which was a 35% increase over the same period in 2003.

Labor expenses increased by $3.1 million, or 37.7%, to $11.2 million in 2004 from $8.1 million in 2003 due primarily to more restaurants being operated in 2004. Labor expenses as a percentage of restaurant sales increased to 29.6% in 2004 from 29.2% in 2003. The increase in labor expenses as a percentage of restaurant sales was primarily due to higher staffing levels at our nine new restaurants that opened in the second and third quarter.

Operating expenses increased by $1.6 million, or 36.2%, to $5.9 million in 2004 from $4.3 million in 2003 due primarily to more restaurants being operated in 2004. Operating expenses as a percentage of restaurant sales remained steady at 15.6%.

Occupancy expenses increased by $813,000, or 42.7%, to $2.7 million in 2004 from $1.9 million in 2003 due primarily to more restaurants being operated in 2004. Occupancy expenses as a percentage of restaurant sales increased to 7.2% in 2004 from 6.8% in 2003, primarily due to higher rent expense on new free standing restaurants opened in 2004.

Depreciation and amortization increased by $501,000, or 28.7%, to $2.2 million in 2004 from $1.7 million in 2003. The increase was primarily due to the additional depreciation on 13 new restaurants opened in 2004 and the seven new restaurants that opened in the last three months of 2003.

General and administrative expenses increased by $800,000, or 19.0%, to $5.0 million in 2004 from $4.2 million in 2003 due to higher corporate headcount and accrued incentive compensation. General and administrative expenses as a percentage of total revenue decreased to 11.7% in 2004 from 13.5% in 2003. This decrease was primarily due to a planned decrease in general and administrative expense growth relative to sales growth due to our ability to leverage existing corporate infrastructure. However, this decrease was partially offset by $291,000 of stock-based compensation related to the restricted stock plan implemented this year.

Preopening costs increased by $362,000, to $585,000 in 2004 from $223,000 in 2003. We opened five new company-owned restaurants in the third quarter and had costs for four restaurants that will open in the last quarter of 2004 versus three new restaurants in the third quarter of 2003 and had costs for one restaurant that opened in the last quarter of 2003.

Restaurant closures and asset impairment increased by $492,000 to $508,000 in 2004 from $16,000 in 2003. In 2004, the Company recorded an impairment charge for the assets of two underperforming restaurants to the extent that the estimated discounted future cash flows did not support the carrying value of the assets. The amount expensed in 2003 represents miscellaneous asset impairments and retirements.

Interest expense decreased by $247,000 to zero in 2004 from $247,000 in 2003. All long-term debt and capital lease obligations were repaid in early December 2003 with proceeds from the Company’s initial public offering.

Interest income increased by $153,000 to $174,000 in 2004 from $21,000 in 2003. The increase was due to interest income generated on the higher cash balances as a result of the initial public offering. Cash and marketable securities balances at the end of the quarter totaled $48.5 million in 2004 compared to $6.6 million in 2003.

Provision for income taxes increased $133,000 to $753,000 in 2004 from $620,000 in 2003. The effective tax rate as a percentage of income before taxes remained consistent at 39.0% in both 2004 and 2003.

Results of Operations for the Nine Months Ended September 26, 2004 and September 28, 2003

Restaurant sales increased by $28.7 million, or 35.7%, to $109.1 million in 2004 from $80.4 million in 2003. The increase in restaurant sales was due to a $21.0 million increase associated with the opening of 13 new company-owned restaurants in 2004 and the 25 company-owned restaurants opened before 2004 that did not meet the criteria for same-store sales and $7.7 million related to a 10.5% increase in same-store sales. The increase in same-store sales from 2.7% in 2003 to 10.5% in 2004 was due primarily to more effective marketing promotions and menu price increases.

Franchise royalties and fees increased by $4.0 million, or 42.8%, to $13.3 million in 2004 from $9.3 million in 2003. The increase was due primarily to additional royalties collected from the 29 new franchised restaurants that opened in 2004 and the 19 franchised restaurants that opened in the last three months of 2003. Same-store sales for franchised restaurants increased 9.3% in 2004.

Cost of sales increased by $12.6 million, or 50.6%, to $37.5 million in 2004 from $24.9 million in 2003 due primarily to more restaurants being operated in 2003. Cost of sales as a percentage of restaurant sales increased to 34.4% in 2004 from 31.0% in 2003. The increase in cost of sales as a percentage of restaurant sales was primarily due to higher fresh chicken wing costs.

Labor expenses increased by $7.7 million, or 32.6%, to $31.3 million in 2004 from $23.6 million in 2003 due primarily to more restaurants being operated in 2004. Labor expenses as a percentage of restaurant sales decreased to 28.6% in 2004 from 29.3% in 2003. The decrease in labor expenses as a percentage of restaurant sales was primarily due to better scheduling of labor at the restaurant level and efficiencies as a result of higher average weekly sales volumes.

Operating expenses increased by $4.1 million, or 32.9%, to $16.7 million in 2004 from $12.6 million in 2003 due primarily to more restaurants being operated in 2003. Operating expenses as a percentage of restaurant sales decreased to 15.3% in 2004 from 15.6% in 2003. The decrease in operating expenses as a percentage of restaurant sales was primarily due to lower costs for supplies and utilities.

Occupancy expenses increased by $2.0 million, or 35.0%, to $7.6 million in 2004 from $5.6 million in 2003 due primarily to more restaurants being operated in 2004. Occupancy expenses as a percentage of restaurant sales remained steady at 7.0%.

Depreciation and amortization increased by $1.3 million, or 25.6%, to $6.4 million in 2004 from $5.1 million in 2003. The increase was primarily due to the additional depreciation on 13 new restaurants opened in 2004 and the seven new restaurants that opened in the last three months of 2003.

General and administrative expenses increased by $1.5 million, or 12.8%, to $13.6 million in 2004 from $12.1 million in 2003 due to higher corporate headcount and accrued incentive compensation. General and administrative expenses as a percentage of total revenue decreased to 11.1% in 2004 from 13.5% in 2003. This decrease was primarily due to a planned decrease in general and administrative expense growth relative to sales growth due to our ability to leverage existing corporate infrastructure. However, this decrease was partially offset by $418,000 of stock-based compensation related to the restricted stock plan implemented this year.

Preopening costs increased by $800,000 to $1.4 million in 2004 from $579,000 in 2003. We opened 13 new company-owned restaurants in 2004 and incurred costs for four restaurants that will open in the last quarter of 2004 versus nine new restaurants in 2003.

Restaurant closures and asset impairment decreased by $191,000 to $547,000 in 2004 from $738,000 in 2003. In 2004, the Company recorded an impairment charge for the assets of two underperforming restaurants. The loss in 2003 represented the asset impairment of one underperforming restaurant, closure of one restaurant, and additional reserves related to a restaurant which closed in 2002. Assets were impaired in both periods to the extent that the estimated discounted future cash flows did not support the carrying value of the assets.

Interest expense decreased by $768,000 to zero in 2004 from $768,000 in 2003. All long-term debt and capital lease obligations were repaid in early December 2003 with proceeds from the Company’s initial public offering.

Interest income increased by $409,000 to $462,000 in 2004 from $53,000 in 2003. The increase was due to interest income generated on the higher cash balances as a result of the initial public offering. Cash and marketable securities balances at the end of the quarter were $48.5 million in 2004 compared to $6.6 million in 2003.

Provision for income taxes increased $1.6 million to $3.1 million in 2004 from $1.5 million in 2003. The effective tax rate as a percentage of income before taxes remained consistent at 39.0% in both 2004 and 2003.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for new restaurant construction, remodeling and maintaining our existing company-owned restaurants, working capital and other general business needs. Our main sources of liquidity and capital are cash flows from operations and proceeds from the issuance of common stock through an initial public offering in November 2003. The cash and marketable securities balance at September 26, 2004 was $48.5 million. We invest our cash balances in short-term investment instruments with the focus on protection of principal, adequate liquidity and maximization of after-tax returns. These investments can include, but are not limited to, high quality money market funds, commercial paper, US government-backed instruments, repurchase agreements, municipal securities, and asset-backed securities. We repaid all long-term capital lease obligations and long-term debt in December 2003.

For the nine months ended September 26, 2004, net cash provided by operating activities was $12.4 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, adjusted for increases in accounts receivable and income tax receivable and decreases in prepaid expenses. The increase in accounts receivable was due to higher credit card receivables offset by lower landlord receivables for tenant improvements. The increase in income tax receivable was due to a large quarterly payment made in mid 2004. The Company expects a tax refund for part of this balance in 2005. The decrease in prepaid expenses was due to the timing of payments for insurance and television sports packages.

For the nine months ended September 28, 2003, net cash provided by operating activities was $10.6 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, a decrease in accounts receivable and due to funding of equipment leases and a decrease in income tax receivable due to the receipt of a tax refund, offset by a decrease in accounts payable due to fewer restaurants under construction at the end of the period as compared to December 29, 2002.

For the nine months ended September 26, 2004 and September 28, 2003, net cash used in investing activities was $33.8 million and $6.7 million, respectively. Investing activities consisted of purchases of property and equipment related to the opening of new company-owned restaurants, the renovation and maintenance of existing restaurants and purchases of marketable securities. During the first nine months of 2004 and 2003, we opened 13 and eight restaurants, respectively. In 2004, we plan to open a total of 20 new company-owned restaurants and the cash investment is expected to average $840,000 for free-standing restaurants and $800,000 for end-cap restaurants. We expect capital expenditures for the remainder of 2004 to approximate $5 million. During 2004, the Company began investing in marketable securities with maturities longer than 90 days. For the first nine months of 2004, the Company purchased $24.7 million of marketable securities and received proceeds of $6.0 million as investments in marketable securities matured.

For the nine months ended September 26, 2004 and September 28, 2003, net cash provided by (used in) financing activities was $1.9 million and ($2.1 million), respectively. Net cash provided by financing activities for 2004 resulted primarily from the issuance of common stock from the exercise of warrants and stock options of $1.1 million, and cash received from lessors related to restaurant construction of $814,000. No additional funding from the issuance of common stock (other than from the exercise of options and warrants) is anticipated for the remainder of 2004. Net cash used in financing activities for 2003 consisted primarily of payments made on capital lease obligations.

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

The following table presents a summary of our contractual operating lease obligations and commitments as of September 26, 2004:

	Total	Payments Due By Period (in thousands)
		Less than one year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$86,958	10,066	20,082	18,175	38,635
Lease commitments for restaurants under development	36,576	1,738	4,784	4,852	25,202

Total	$123,534	11,804	24,866	23,027	63,837

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

A material increase in fresh chicken wing costs may adversely affect our operating results. Fresh chicken wing prices during the third quarter of 2004 averaged 35% higher than the average per pound price in the third quarter of 2003. Unless there is a reduction in the price of fresh chicken wings, or we are able to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the high wing prices, our operating results could be adversely affected. Fresh chicken wings accounted for approximately 30.0% and 33.7% of our cost of sales in the third quarter of 2003 and 2004, respectively, with an average price per pound of $1.00 and $1.35, respectively. Fresh chicken wings accounted for approximately 30.0% and 36.3% of our cost of sales in the nine month periods ended 2003 and 2004, respectively, with an average price per pound of $1.01 and $1.43 respectively. If we had experienced a 10% change in fresh chicken wing costs during the third quarter and nine months ended 2004, restaurant cost of sales would have changed by approximately $430,000 and $1,360,000, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures as defined in Rules 13(a)-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 8, 2003, an action captioned Ritter vs. Buffalo Wild Wings, Inc. was brought in Pennsylvania state court by the representative of the estate of a 23-year-old decedent alleging that we acted improperly by serving alcohol to an individual who later lost control of his vehicle and struck and killed the decedent and one other individual. The plaintiff has asked for unspecified damages for wrongful death and loss of life, as well as punitive damages. We believe we have meritorious defenses to the allegations made and are vigorously defending these claims. In addition, we believe we have sufficient insurance to cover an award of compensatory damages. The court has rescheduled the trial date for this matter to January 20, 2005. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. A judgment significantly in excess of its insurance coverage or involving punitive damages, which may not be covered by insurance, could materially adversely affect our financial condition or results of operations.

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

We received net proceeds, after expenses, from the IPO of $49.7 million. Offering expenses related to the IPO included an underwriting discount of $3.9 million and other offering expenses of $1.6 million. We used $10.6 million of the net proceeds for the repayment of capital leases and bank notes. For the nine months ended September 26, 2004, net cash used in investing activities, including purchases of property and equipment related to the opening of new company-owned restaurants of $15.2 million. During that period, net cash provided by operating activities was $12.4 million. The cash and marketable securities balance at September 26, 2004 was $48.5 million. The remaining proceeds are expected to be used for general corporate purposes, including opening new restaurants and renovation and maintenance of existing restaurants, acquiring existing restaurants from franchisees, research and development, working capital, and capital expenditures. We invest our cash and marketable securities balances in short-term investment instruments with the focus on protection of principal, adequate liquidity and maximization of after-tax returns. These investments include, but are not exclusive of, high quality money market funds, commercial paper, U.S. government-backed instruments, repurchase agreements, municipal securities, and asset-backed securities.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

See Exhibit Index following signature page of this Report.

(b)	Reports on Form 8-K.

We filed a Form 8-K dated July 22, 2004, announcing our 2004 second quarter financial results.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2004	BUFFALO WILD WINGS, INC.

	By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer (principal executive officer)

	By:	/s/ Mary J. Twinem
Mary J. Twinem, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

BUFFALO WILD WINGS, INC.

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 26, 2004

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