Form 10-K
period 2004-12-26
BUFFALO WILD WINGS INC
filed 2005-03-28
CIK 1062449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 26, 2004

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

Common Stock, no par value

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    YES  ☒    NO  ☐

The aggregate market value of the voting stock held by non-affiliates was $197 million based on the closing sale price of the Company’s Common Stock as reported on the NASDAQ Stock Market on June 25, 2004.

The number of shares outstanding of the registrant’s common stock as of March 16, 2005: 8,421,570 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

General

References in this document to “Buffalo Wild Wings,” “company,” “we,” “us” and “our” refer to the business of Buffalo Wild Wings, Inc. and our subsidiaries. We maintain an Internet website address at www.buffalowildwings.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as they are reasonably available after these materials are electronically filed with or furnished to the Securities and Exchange Commission, or SEC.

We are an established and growing owner, operator and franchisor of restaurants featuring a variety of boldly flavored, made-to-order menu items including our Buffalo, New York-style chicken wings spun in any of our 12 signature sauces. Our restaurants create an inviting neighborhood atmosphere that includes an extensive multi-media system, a full bar and an open layout, which appeals to sports fans and families alike. Our concept offers elements of the quick casual and casual dining restaurant concepts featuring a flexible service model that allows our guests to choose among convenient dining options such as quick casual counter service, casual dining table service or take-out. Our award-winning food and inviting atmosphere, combined with our guests’ ability to customize their dining experience, drives guest visits and loyalty.

The widespread appeal of our concept establishes our restaurants as a neighborhood destination with 306 restaurants in 31 states as of December 26, 2004. Our menu, competitively priced between the quick casual and casual dining segments, features fresh chicken wings and other items including boneless wings, chicken tenders, popcorn shrimp, specialty hamburgers and sandwiches, wraps, Buffalito soft tacos, finger foods and salads. Our made-to-order menu items are enhanced by the bold flavor profile of our 12 signature sauces, from mild Teriyaki to Blazin’™. Our restaurants serve approximately 20 domestic and imported beers on tap, generally featuring several local or regional micro-brews and a wide selection of bottled beers and liquor. The inviting and energetic environment of our restaurants is complemented by furnishings that can be easily rearranged to accommodate parties of various sizes. Our guests have the option of watching various sporting events or other popular programs on our projection screens and up to 40 additional televisions, playing National Trivia Network or video games. The open layout of our restaurants offers dining and bar areas that provide distinct seating choices for sports fans and families. Our unique service model, providing the flexibility of ordering at the counter or table, allows our guests to customize their Buffalo Wild Wings® experience to meet the different time demands or service preferences of a workday lunch, a dine-in dinner, a take-out meal, an afternoon or evening enjoying a sporting event or a late-night craving.

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

Buffalo Wild Wings was founded in 1982 by Jim Disbrow and Scott Lowery at a location near The Ohio State University. Our original name was Buffalo Wild Wings & Weck® and we became more popularly known as bw-3. In 1991, we began our franchising program. In November 2003, we completed an initial public offering and became a publicly held company.

Our Concept and Business Strategy

Our goal is to continue to grow and develop the Buffalo Wild Wings Grill & Bar™ concept into a leading national restaurant chain. To do so, we plan to execute the following strategies:

•	Open restaurants in new and existing markets.

•	Offer a boldly flavored menu with broad appeal.

•	Create an inviting, neighborhood atmosphere.

•	Enable our guests to customize their dining experience.

•	Continue to strengthen the Buffalo Wild Wings brand.

•	Focus on operational excellence.

•	Increase same-store sales and average unit volumes.

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

We intend to build additional company-owned restaurants in both new and existing markets. Within our existing markets, we plan to continue to develop new company-owned restaurants until a market is fully penetrated, enabling us to gain marketing and cost efficiencies. We intend to enter new markets by opening several restaurants within a one-year period to quickly build our brand awareness. We intend to grow our franchise system through the development of new restaurants by existing and new franchisees, focusing on multiple-unit area development agreements.

The Buffalo Wild Wings Menu

Our restaurants feature a variety of menu items including our Buffalo, New York-style chicken wings spun in any of our 12 signature sauces (from mildest to hottest: Teriyaki, Sweet BBQ, Smoky Southwestern, Mild, Medium, Spicy Garlic, Caribbean Jerk, Thai, Hot BBQ, Hot, Wild and Blazin’™). Our fresh chicken wings can be ordered in sizes ranging from six to 100 wings, with larger orders available for parties. Our sauces complement and distinguish our chicken wings to create a bold flavor profile for our guests. In addition to chicken wings, our menu features a wide variety of food items including boneless wings, chicken tenders, popcorn shrimp, specialty hamburgers and sandwiches, wraps, Buffalito® soft tacos, finger foods and salads. We also provide a 12 & Under Menu for children.

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

We strategically place up to 40 televisions and up to five projection screen televisions throughout the restaurant to allow for easy viewing. These televisions, combined with our sound system, National Trivia Network and assorted video games, provide a source of entertainment for our guests and reinforce the energetic nature of our concept. We tailor the content and volume of our video and audio programming in each dining area to reflect our guests’ tastes. We believe the design of our restaurants enhances our guests’ experiences, drives repeat visits and solidifies the broad appeal of our concept.

All of our menu items are made-to-order and are available for take-out, which approximates 17% of restaurant sales for company-owned restaurants. Many of our restaurants maintain separate parking for our take-out guests.

Current Restaurant Locations

As of December 26, 2004, we owned or franchised 306 Buffalo Wild Wings restaurants in 31 states, of which 103 were company-owned and 203 were franchised. In 2005, we plan to open 19-21 new company-owned restaurants and 45-50 new franchised restaurants.

Our company-owned restaurants range in size from 4,000 to 7,600 square feet, with an average of approximately 5,500 square feet. We anticipate that future restaurants, similar to the 19 opened in 2004, will range in size from 5,000 square feet to 6,400 square feet with an average cash investment per restaurant of approximately $1,000,000, excluding preopening expenses of approximately $90,000. From time to time, we expect that sites may be smaller or larger or cost more or less than our targeted range, depending on the particular circumstances. Also, from time to time, we expect to purchase the building or the land and building for certain restaurants, in which case the cash investment would be significantly higher.

Our restaurants are typically open on a daily basis from 11 a.m. to 2 a.m. Closing times vary depending on the day of the week and city and state regulations governing the sale of alcoholic beverages. Our franchise agreements require franchisees to operate their restaurants for a minimum of 12 hours a day. Our kitchen remains open during the entire period the restaurant is open.

Site Selection and Development

Our site selection process is integral to the successful execution of our growth strategy. We have formalized internal guidelines for identifying, analyzing and approving new markets, as defined by the A.C. Nielson designated market areas in the United States. In selecting designated market areas, we collect and review restaurant industry data relating to restaurant sales, spending on food away from home and expected restaurant growth in the market, as well as market demographics, population data and relative media costs for radio and television advertising. Once a market is identified, we use a state-of-the-art trade area and site selection evaluation system which is designed and written specifically for the requirements of the Buffalo Wild Wings system to assist in identifying suitable trade areas within that market and suitable sites within identified trade areas. Criteria examined to determine appropriate trade areas include the presence of a casual dining corridor, projected growth within the trade area, the locations of key big box retailers in the neighborhood, key demographics and population density, drive time and trade area analysis and other quantitative and qualitative measures. Once a suitable trade area is identified, we examine site-specific details including visibility, signage, access and parking. Final approval by one or more members of our executive management team is required for each company-owned and franchised site.

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

Marketing Campaigns. Our primary marketing campaigns focus on a particular menu item, day or daypart in an attempt to drive traffic. For example, in 2004 we developed a campaign to promote the rollout of our new “Popcorn Shrimp” menu item. Our secondary marketing campaigns focus on reaching beyond the core Buffalo Wild Wings guest. Given our strategy to be a neighborhood destination, local area marketing is also a key to developing brand awareness in each market. Our restaurants actively sponsor local sporting teams and sporting events to drive guest traffic associated with those activities.

Advertising. Our media advertising focuses on positioning the Buffalo Wild Wings brand as an inviting neighborhood dining location. Our commercials, print advertisements and radio spots are irreverent by design and have been recognized in the restaurant and advertising industries for their creativity.

Franchise Involvement. System-wide campaigns and promotions are developed and implemented with input from the Buffalo Wild Wings National Advertising Advisory Board. This volunteer franchisee board is elected by franchisees annually and meets regularly to review marketing strategies, provide input on advertising messages and vendor co-op programs, and discuss marketing objectives.

Operations

Our management team strives for operational excellence by recruiting, training and supporting the highest quality management teams and employees and through the implementation of operational best practices within our restaurants.

Restaurant Management. Our management structure consists of a general manager, one assistant general manager and up to three managers depending on restaurant sales volume. We utilize regional managers to oversee our general managers, ensuring that they receive the training and support necessary to effectively operate their restaurants. Currently, we have 16 regional managers who oversee 4 to 9 restaurants each. As we expand geographically, we expect to add additional regional managers.

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

Our hourly employees in company-owned restaurants complete a comprehensive position certification process. A station certification process requires 16 to 20 hours of classroom and hands-on training. In addition, our hourly employees are encouraged to participate in an on-the-job training program called the Wing Certified Trainer, or WCT, program that utilizes both detailed training guides and hands-on instruction by restaurant management. The certification process requires that the employee have a high level of knowledge of all 10 components of the restaurant’s operations manual. These 10 components represent the six different job positions in our restaurant: cashier and greeter, bartender, server, expedite station, grill and southwest station, and chip and shake station. Monetary incentives and additional benefits are used to encourage employees to participate in this certification process. Our objective is to have at least four WCTs at each company-owned and franchised restaurant.

Career Opportunities. We attempt to motivate and retain our field operations team by providing them with opportunities for increased responsibilities and advancement. In addition, we offer performance-based cash incentives tied to sales, profitability and qualitative measures such as mystery shop scores. It is our preference to promote from within whenever possible.

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

We negotiate directly with independent suppliers for our supply of food and paper products. We use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. To maximize our purchasing efficiencies and obtain the lowest possible prices for our ingredients, products and supplies, our purchasing team negotiates prices based on system-wide usage for both company-owned and franchised restaurants. The kitchen manager for each restaurant places orders with approved local suppliers and their UniPro distributor and orders are inspected at delivery. We believe that competitively priced, high quality alternative manufacturers, suppliers, growers and distributors are available should the need arise.

We utilize T. Marzetti Company, an industry-leading supplier of restaurant food products, for the production of our signature sauces. They maintain sufficient inventory levels to ensure consistent supply to our restaurants. We have a confidentiality agreement with Marzetti that prevents our sauces from being supplied to, or manufactured for, anyone else.

Fresh chicken wings are an important component of our cost of sales. Prices are generally based on the underlying commodity price of chicken wings plus additional costs for handling and distribution. Fresh chicken wings accounted for approximately 28%, 31%, and 34% of our cost of sales in 2002, 2003, and 2004, respectively. We ensure consistent supply of high quality chicken wings by utilizing four to six suppliers, with Peco Foods, Inc. currently accounting for approximately 50% of the total system-wide supply. Given our multiple suppliers and the commodity nature of fresh chicken wings, we believe we have sufficient supplier flexibility to maintain a consistent chicken wing supply. We regularly review our buying procedures to ensure quality and cost optimization.

Restaurant Franchise Operations

Our concept continues to attract a strong group of franchisees including franchisees of other successful casual dining and quick service restaurant chains.

Our franchisees execute a separate franchise agreement for each restaurant opened, typically providing for a 15 to 20-year initial term, with an opportunity to enter into a renewal franchise agreement subject to certain conditions. Our agreement currently requires franchisees to pay an initial franchise fee of $42,500 for the first restaurant opened and $32,500 for each additional restaurant they open. The $32,500 fee is reduced to $12,500 if the additional restaurant is in the designated area of the franchisee’s existing restaurant. If a franchisee has entered into an area development agreement with us, the initial franchise fee is $42,500 for the first restaurant, $32,500 for the second restaurant and $27,500 for each subsequent restaurant. These amounts are reduced to $32,500 for the first restaurant and $12,500 for each subsequent restaurant if the franchisee is an existing area developer signing an additional area development agreement. If the franchisee is an existing franchisee that subsequently signs an area development agreement, the franchise fee is $32,500 for the first restaurant and $22,500 for each subsequent restaurant. Franchisees also pay us a royalty fee of 5.0% of their restaurant sales. Franchise agreements typically allow us to assess franchisees an advertising fee in the amount of 3.0% of their restaurant sales, of which 2.5% is contributed to our Advertising Fund and the remaining 0.5% is spent directly by the franchisee in the applicable local market. Our current form of franchise agreement permits us to increase the required contribution to the Advertising Fund by 0.5% once every three years.

All of our franchise agreements require that each franchised restaurant be operated in accordance with our defined operating procedures, adhere to the menu established by us, meet applicable quality, service, health and cleanliness standards and comply with all applicable laws. We ensure these high standards are being followed through a variety of means including mystery shoppers and unannounced quality assurance inspections. We also employ franchise consultants to assist our franchisees in developing profitable operations and maintaining our operating standards. We may terminate the franchise rights of any franchisee who does not comply with our standards and requirements. We believe that maintaining superior food quality, an inviting and energetic atmosphere and excellent guest service are critical to the reputation and success of our concept; therefore, we aggressively enforce the contractual requirements of our franchise agreements.

The area development agreement establishes the number of restaurants that must be developed in a defined geographic area and the deadlines by which these restaurants must open. For area development agreements covering three to seven restaurants, restaurants are usually required to open in 12-month intervals. For larger development agreements, the interval is typically shorter. The area development agreement can be terminated by us if, among other reasons, the area developer fails to open restaurants on schedule.

Management Information Systems

We have our core management information systems in place and believe they are scalable to support our future growth plans. We utilize a standard point-of-sale system in all of our company-owned restaurants that helps facilitate the operation of the restaurants by recording sales, cost of sales, labor and other operating metrics and allows managers to create various reports. We currently are reviewing the capabilities of the point-of-sale system to ensure it is sufficient to support our planned expansion. Certain information from the point-of-sale system is transferred to our headquarters on a daily basis and is reported daily to various levels of management through our corporate email and intranet. Franchisees are required to report sales on a daily basis through an on-line reporting network and submit their restaurant-level financial statements on a quarterly or annual basis.

Competition

The restaurant industry is intensely competitive. We compete on the basis of the taste, quality and price of food offered, guest service, ambience, location, and overall dining experience. We believe that our attractive price-value relationship, our flexible service model and the quality and distinctive flavor of our food enable us to differentiate ourselves from our competitors. We believe we compete primarily with local and regional sports bars and casual dining and quick casual establishments, as well as with quick service restaurants such as wing-based take-out concepts. Many of our direct and indirect competitors are well-established national, regional or local chains and some have substantially greater financial and marketing resources than we do. We also compete with many restaurant and retail establishments for site locations and restaurant employees.

Proprietary Rights

We own the rights to the “Buffalo Wild Wings®” service mark and to certain other service marks and trademarks used in our system. We attempt to protect our sauce recipes as trade secrets by, among other things, requiring a confidentiality agreement with our sauce supplier and executive officers. It is possible that competitors could develop recipes and procedures that duplicate or closely resemble our recipes and procedures. We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concept. We vigorously protect our proprietary rights. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly and may not be successful. Although we believe that we have sufficient rights to all of our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand. Any such litigation may be costly and divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our trademarks or service marks in the future and may be liable for damages.

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

We and our franchisees are also subject to laws governing our relationships with employees, including laws and regulations relating to benefits, wages, hours, workers’ compensation insurance rates, unemployment and other taxes, working and safety conditions and citizenship or immigration status. We may be subject in certain states to “dram-shop” statutes, which generally provide a right of action against the provider of alcoholic beverages for injuries caused by an intoxicated patron. In addition, we are subject to various state and federal laws relating to the offer and sale of franchises and the franchisor-franchisee relationship. In general, these laws and regulations impose specific disclosure and registration requirements prior to the sale and marketing of franchises and regulate certain aspects of the relationship between franchisor and franchisee.

Employees

As of December 26, 2004, we employed 4,532 employees. We have 982 full-time and 3,438 part-time employees working in our company-owned restaurants and 112 employees based out of our home office or in the field. Our employees are not covered by any collective bargaining agreement and we have never experienced an organized work stoppage or strike. We believe that our working conditions and compensation packages are competitive and consider our relations with our employees to be good.

Our executive officers as of March 16, 2005 are as follows:

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

Kathleen M. Benning has served as our Senior Vice President, Marketing and Brand Development since January 2002 and as Vice President of Marketing since March 1997. Prior to joining us, Ms. Benning was employed by Nemer, Fieger & Associates, an advertising agency, from 1992 to 1997, and she was a partner from 1994 to 1997.

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

Judith A. Shoulak has served as our Senior Vice President, Operations since March 2004, as our Senior Vice President, Human Resources from January 2003 to February 2004, and as Vice President of Human Resources from October 2001 to January 2003. From 1993 to 2001, Ms. Shoulak served as Vice President of Field Human Resources of Office Max, where she was responsible for human resources leadership to field operations. Ms. Shoulak is a member of the board of the Minnesota Restaurant Association.

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

The primary food product used by our company-owned and franchised restaurants is fresh chicken wings. We purchase fresh chicken wings based on current market prices that are subject to fluctuations. Any material increase in the cost of fresh chicken wings could adversely affect our operating results. Fresh chicken wing prices are near all-time highs, with prices at the end of February 2005 at $1.52 per pound as compared to the average annual per pound price of $1.39 in 2004, which itself was the highest annual price we have experienced. Unless there is a reduction in the price of fresh chicken wings, or we are able to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the high wing prices, our operating results could be adversely affected. For example, fresh chicken wings accounted for approximately 28%, 31%, and 34% of our cost of sales in 2002, 2003, and 2004, respectively, with an annual average price per pound of $0.89, $1.06, and $1.39, respectively. If we had experienced a further 10% increase in fresh chicken wing costs during 2004, restaurant cost of sales would have increased by approximately $1.8 million for fiscal 2004. Additional information related to chicken wing prices is included in Item 7 under “Results of Operations.”

If we are unable to successfully open new restaurants, our revenue growth rate and profits may be reduced.

To successfully expand our business, we must open new Buffalo Wild Wings restaurants on schedule and in a profitable manner. In the past, we and our franchisees have experienced delays in restaurant openings and we may experience similar delays in the future. Delays or failures in opening new restaurants could hurt our ability to meet our growth objectives, which may affect our results of operations, the expectations of securities analysts and shareholders and thus our stock price. We cannot guarantee that we or our franchisees will be able to achieve our expansion goals or that new restaurants will be operated profitably. Further, any restaurants that we or our franchisees open may not obtain operating results similar to those of our existing restaurants. Our ability to expand successfully will depend on a number of factors, many of which are beyond our control. These factors include:

•	locating suitable restaurant sites in new and existing markets;

•	negotiating acceptable lease or purchase terms of new restaurants;

•	recruiting, training and retaining qualified home office, field and restaurant personnel and management;

•	attracting and retaining qualified franchisees;

•	cost effective and timely planning, design and build-out of restaurants;

•	obtaining and maintaining required local, state and federal governmental approvals and permits related to the construction of the sites and the sale of food and alcoholic beverages;

•	creating guest awareness of our restaurants in new markets;

•	competition in our markets; and

•	general economic conditions.

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

We and our franchisees intend to open new restaurants in our existing markets, which may reduce sales performance and guest visits for existing restaurants in those markets. In addition, new restaurants added in existing markets may not achieve sales and operating performance at the same level as established restaurants in the market.

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

Currently, approximately 66% of our restaurants are franchised. Franchising royalties and fees represented approximately 11% of our revenues during fiscal 2002, 2003 and 2004. Our performance depends upon i) our ability to attract and retain qualified franchisees and ii) the franchisees’ ability to execute our concept and capitalize upon our brand recognition and marketing. We may not be able to recruit franchisees who have the business abilities or financial resources necessary to open restaurants on schedule, or who will conduct operations in a manner consistent with our concept and standards. Also, our franchisees may not be able to operate restaurants in a profitable manner.

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

The restaurant industry is intensely competitive. We believe we compete primarily with regional and local sports bars, casual dining and quick casual establishments, and quick service wing-based take-out concepts. Many of our direct and indirect competitors are well established national, regional or local chains with a greater market presence than us. Further, some competitors have substantially greater financial, marketing and other resources than us. In addition, independent owners of local or regional establishments may enter the wing-based restaurant business without significant barriers to entry and such establishments may provide price competition for our restaurants. Competition in the casual dining, quick casual and quick service segments of the restaurant industry is expected to remain intense with respect to price, service, location, concept and the type and quality of food. We also face intense competition for real estate sites, qualified management personnel and hourly restaurant staff.

A reduction in vendor allowances currently received could affect our costs of goods sold.

During fiscal 2002, 2003 and 2004, vendor allowances were recorded as a reduction in inventoriable costs and cost of sales was reduced by $1.8 million, $2.3 million, and $3.9 million, respectively. If the amount of vendor rebates is reduced, inventoriable costs may increase, as may the cost of sales.

Our quarterly operating results may fluctuate due to the timing of special events and other factors.

Our quarterly operating results depend, in part, on special events, such as the Super Bowl® and other popular sporting events, and thus are subject to fluctuations based on the dates for such events. Historically, sales in most of our restaurants have been higher during fall and winter months based on the relative popularity of national, regional and local sporting and other events. Further, our quarterly operating results may fluctuate significantly because of other factors, including:

•	increases or decreases in same-store sales;

•	fluctuations in food costs, particularly fresh chicken wings;

•	the timing of new restaurant openings, which may impact margins due to the related preopening costs and initially higher restaurant level operating expense ratios;

•	the timing and amount of asset impairment and restaurant closing charges;

•	labor availability and costs for hourly and management personnel;

•	changes in competitive factors;

•	disruption in supplies;

•	general economic conditions and consumer confidence;

•	claims experience for self-insurance programs; and

•	volatility of stock-based compensation plans.

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

Our success and the success of our individual restaurants depends on our ability to attract, motivate and retain a sufficient number of qualified restaurant employees, including restaurant managers, kitchen staff and wait staff. The inability to recruit and retain these individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants. This could inhibit our expansion plans and business performance and, to the extent that a labor shortage may force us to pay higher wages, harm our profitability. Further, the loss of any of our executive officers could adversely impact us.

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

The Americans with Disabilities Act is a federal law that prohibits discrimination on the basis of disability in public accommodations and employment. Although our restaurants are designed to be accessible to the disabled, we could be required to make modifications to our restaurants to provide service to, or make reasonable accommodations for disabled persons.

We are susceptible to adverse trends and economic conditions in Ohio.

As of December 26, 2004, 80, or approximately 26%, of our company-owned and franchised restaurants are located in Ohio. As a result, we are susceptible to adverse trends and economic conditions in that state. In addition, given our geographic concentration in the Midwest, negative publicity regarding any of our restaurants could have a material effect on our business and operations throughout the region, as could other regional occurrences such as local strikes, new or revised laws or regulations, or disruptions in the supply of food products.

Changes in consumer preferences or discretionary consumer spending could harm our performance.

Our success depends, in part, upon the continued popularity of Buffalo, New York-style chicken wings, our other menu items, sports bars and casual dining restaurant styles. We also depend on trends toward consumers eating away from home more often. Shifts in these consumer preferences could negatively affect our future profitability. Such shifts could be based on health concerns related to the cholesterol, carbohydrate or fat content of certain food items, including items featured on our menu. Negative publicity over the health aspects of such food items may adversely affect consumer demand for our menu items and could result in a decrease in guest traffic to our restaurants. A decrease in guest traffic could materially harm our business. Smoking bans imposed by state or local laws could also adversely impact our restaurants’ performance. In addition, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. A decline in consumer spending or in economic conditions could reduce guest traffic or impose practical limits on pricing, either of which could harm our business, financial condition, operating results or cash flow.

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

As of December 26, 2004, we owned and operated 103 restaurants. We lease the land and building for nearly all of these sites. The majority of our existing leases are for 10 or 15-year terms, generally including options to extend the terms. We typically lease our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts. In addition, most of our leases include exclusive use provisions prohibiting our landlords from leasing space to other restaurants that fall within certain specified criteria. Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the lease or franchise agreement.

The following table sets forth the 31 states in which Buffalo Wild Wings restaurants are located and the number of restaurants in each state as of December 26, 2004:

	Number of Restaurants Open
	Company-owned	Franchised	Total
Alabama	—	2	2
Arizona	—	5	5
Colorado	3	1	4
Delaware	—	1	1
Florida	—	8	8
Georgia	7	—	7
Illinois	—	14	14
Indiana	2	23	25
Iowa	2	—	2
Kansas	6	—	6
Kentucky	9	4	13
Louisiana	—	4	4
Michigan	—	19	19
Minnesota	12	2	14
Mississippi	1	2	3
Missouri	3	7	10
Nebraska	5	2	7
Nevada	—	6	6
New York	4	—	4
North Carolina	6	2	8
North Dakota	—	3	3
Ohio	21	59	80
Oklahoma	—	3	3
Pennsylvania	3	—	3
South Carolina	—	1	1
South Dakota	—	1	1
Tennessee	8	—	8
Texas	6	19	25
Virginia	—	8	8
West Virginia	—	3	3
Wisconsin	5	4	9

Total	103	203	306

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

On August 8, 2003, an action captioned Ritter v. Buffalo Wild Wings, Inc. was brought in Pennsylvania state court by the representative of the estate of a 23-year-old decedent alleging that we acted improperly by serving alcohol to an individual who later lost control of his vehicle and struck and killed the decedent and one other individual. The case was settled in February 2005. The settlement was fully covered by insurance.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock began trading on November 21, 2003 on the NASDAQ National Stock Market under the symbol “BWLD” in connection with our initial public offering. Prior to November 21, 2003, there was no public market for our Common Stock. The following table sets forth, the high and low closing sale prices of our Common Stock beginning on November 21, 2003. These quotations represent inter-dealer prices and do not include retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

	2004		2003
	High	Low	High	Low
First Quarter	$27.98	$23.29	—	—
Second Quarter	$34.05	$25.93	—	—
Third Quarter	$31.49	$26.20	—	—
Fourth Quarter	$37.53	$27.33	$24.21	$21.30

Holders

As of March 16, 2005, there were approximately 95 record holders of the Company’s Common Stock, excluding shareholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on information which we have obtained from our transfer agent, there are approximately 1,908 holders of our Common Stock whose stock is held either in nominee name and/or street name brokerage accounts.

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

We experienced strong same store sales and financial performance in 2004 with cashflow from operations of $21.4 million. These amounts, along with cashflows from financing, were adequate to fund corporate expansion of 19 new company-owned restaurants.

ITEM 6. SELECTED FINANCIAL DATA

The following summary information should be read in conjunction with the Consolidated Financial Statements and related notes thereto set forth in Item 8 of this Form 10-K.

	Fiscal Years Ended
	Dec. 31, 2000 (1)	Dec. 30, 2001	Dec. 29, 2002	Dec. 28, 2003	Dec. 26, 2004
	(in thousands, except share and per share data)
Consolidated Statements of Earnings Data:
Revenue:
Restaurant sales	$46,244	$66,351	$85,493	$112,965	$152,221
Franchising royalties and fees	6,931	8,219	10,614	13,532	18,827

Total revenue	53,175	74,570	96,107	126,497	171,048

Costs and expenses:
Restaurant operating costs:
Cost of sales	13,935	21,133	24,983	35,423	51,507
Labor	12,754	18,563	24,640	32,684	43,853
Operating	6,649	10,328	13,311	17,559	23,080
Occupancy	2,851	4,262	5,734	7,738	10,259
Depreciation and amortization	2,590	4,096	5,528	7,021	9,717
General and administrative	9,020	10,333	14,133	16,926	19,372
Preopening	860	653	1,085	1,155	2,042
Restaurant closures and impairment	50	289	708	868	573

Total costs and expenses	48,709	69,657	90,122	119,374	160,403

Income from operations	4,466	4,913	5,985	7,123	10,645
Other income (expense), net	(304)	(713)	(878)	(1,246)	671

Earnings before income taxes	4,162	4,200	5,107	5,877	11,316
Income tax expense	1,600	1,499	2,030	2,294	4,115

Net earnings	2,562	2,701	3,077	3,583	7,201
Accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	1,209	1,317	1,457	1,452	—

Net earnings available to common stockholders	$1,353	$1,384	$1,620	$2,131	$7,201

Earnings per common share – basic	$0.55	$0.56	$0.64	$0.66	$0.88
Weighted average shares outstanding – basic	2,429,000	2,469,000	2,529,000	3,222,000	8,165,000
Earnings per common share – diluted	$0.52	$0.50	$0.54	$0.55	$0.84
Weighted average shares outstanding – diluted	2,583,000	2,781,000	2,976,000	3,842,000	8,603,000

Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$5,227	$11,870	$10,337	$17,753	$21,362
Net cash used in investing activities	(8,133)	(7,853)	(9,592)	(10,739)	(59,915)
Net cash provided by (used in) financing activities	330	(1,267)	(3,481)	37,872	1,572

	As Of
	Dec. 31, 2000 (1)	Dec. 30, 2001	Dec. 29, 2002	Dec. 28, 2003	Dec. 26, 2004
	(in thousands)
Consolidated Balance Sheets Data:
Total current assets	$8,868	$12,469	$12,656	$55,663	$57,021
Total assets	31,872	40,971	50,741	103,999	118,985
Total current liabilities	7,865	13,003	14,827	15,641	18,327
Total liabilities	17,469	23,717	30,390	28,932	33,278
Mandatorily redeemable Series A Preferred Stock	9,014	10,331	11,788	—	—
Retained earnings	3,697	5,081	6,701	8,832	16,033
Total common stockholders’ equity	5,389	6,923	8,563	75,067	85,707

(1)	The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. The fiscal years ended December 30, 2001, December 29, 2002, December 28, 2003, and December 26, 2004 were comprised of 52 weeks. The fiscal year ended December 31, 2000 was comprised of 53 weeks.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for fiscal 2005 and our expected store openings. Such statements are forward-looking and involve risks and uncertainties including but not limited to those discussed in Item 1 of this 10-K under “Risk Factors/Forward-Looking Statements.” Information included in this discussion and analysis includes commentary on franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Buffalo Wild Wings® Grill & Bar concept and the overall health of the concept. Franchise information also provides an understanding of the Company’s revenues as franchise royalties and fees are based on the opening of franchise units and their sales. However, franchise sales and same-store sales information does not represent sales in accordance with U. S. Generally Accepted Accounting Principles (GAAP), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.

On February 7, 2005, the Office of the Chief Accountant of the SEC sent a letter to the Center For Public Audit Firms of the American Institute of Certified Public Accountants, or AICPA, regarding certain lease accounting practices. The Office of the Chief Accountant concluded that companies were incorrectly accounting for certain lease expenses and that such errors required correction. In order to make these corrections, a number of companies, including us, would be required to restate previously issued financial statements if the corrections were deemed to be material.

On March 3, 2005, members of our management and our independent registered public accounting firm met with our Audit Committee to discuss the views expressed by the Office of the Chief Accountant. During this meeting, management reached the preliminary conclusion that we had not historically deemed the build-out periods for restaurants to be “rent holidays,” but rather had expensed rent beginning as of the commencement of the lease term, which typically is the earlier of the commencement of operations or commencement of the lease term.

Accordingly, on March 7, 2005, we issued a press release and filed a Form 8-K with the SEC announcing that our previously issued financial statements, including those in our Annual Report on Form 10-K for the fiscal year ended December 28, 2003 and the related independent public accountants’ report, and those in our Quarterly Reports on Form 10-Q for the quarters ended March 28, 2004, June 27, 2004 and September 26, 2004, should no longer be relied upon. Further, we had determined that our unaudited financial results included in our press release issued on February 10, 2005 should no longer be relied upon.

Since the March 7 press release, the SEC has provided further guidance regarding the accounting for construction period and preopening lease costs. As a result of this guidance, we adopted an accounting policy to capitalize lease costs during the construction period and adjusted the fourth quarter financial results disclosed in its February 10, 2005 press release, and therefore will not need to restate our prior year financial statements.

Overview

As of December 26, 2004, we owned and operated 103 and franchised an additional 203 Buffalo Wild Wings Grill & Bar restaurants in 31 states. Of the 306 system-wide restaurants, 80 of those restaurants are located in Ohio. The restaurants have elements of both the quick casual and casual dining styles, both of which are part of a growing industry, with consumer spending in the quick casual segment increasing at a rate greater than in quick service or casual dining, and the grill and bar segment generally considered the largest and a growing sub-segment of the casual dining industry. Our long-term focus is to grow to a national chain of 1,000 locations, with 20-25% annual unit growth in the next several years, continuing the strategy of developing both company-owned and franchised restaurants.

Our growth and success depend on several factors and trends. First, we continue to monitor and react to our cost of goods sold. The costs of goods sold is difficult to predict, as it ranged 32.4% to 35.0% quarter to quarter in 2004, mostly due to the price fluctuation in chicken wings. We are working to counteract the all-time high prices of chicken wings with the introduction of popular new menu items, effective marketing promotions and menu price increases. We will continue to monitor the cost of fresh chicken wing prices, as it can significantly change our cost of sales and cash flow from company-owned restaurants. We also are exploring purchasing strategies to lessen the severity of cost increases and fluctuations, and are reviewing menu additions and other strategies that may decrease the percentage that fresh chicken wings represent in terms of total restaurant sales. The chart below illustrates the fluctuation in fresh chicken wing prices from quarter to quarter in the last five years.

A second factor is our success in new markets. In 2005, we do not plan to enter any markets in which we do not already have a presence, although we are opening new corporate restaurants in markets where we already have franchise locations. We will, however, continue our development efforts in the markets we entered in 2004, including new company-owned restaurants in the Dallas and Denver markets, which have met our expectations, and will focus on improving performance in the Atlanta market. Third, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume, and therefore cash flow per location. We remain committed to high quality operations and guest hospitality, as evidenced by the implementation of our new service style in company-owned and franchised restaurants.

Our revenue is generated by:

•	Sales at our company-owned restaurants, which represented 89% of total revenue in 2004. Food and nonalcoholic beverages accounted for 71% of restaurant sales. The remaining 29% of restaurant sales were from alcoholic beverages. The menu item with the highest sales volume is chicken wings at 29% of total restaurant sales.

•	Royalties and franchise fees received from our franchisees.

We generate cash from the operation of our company-owned restaurants and also from franchise royalties and fees. We highlight the specific costs associated with the operations of our company-owned restaurants in the statement of earnings under “Restaurant operating costs.” Nearly all of our depreciation expense relates to assets used by our company-owned restaurants. Preopening costs are those costs associated with opening new company-owned restaurants and will vary annually based on the number of new locations opened. Restaurant closures and impairment expense is related to company-owned restaurants, and includes the write-down of poor performing locations, the costs associated with closures of locations and normal asset retirements. Certain other expenses, such as general and administrative, relate to both company-owned restaurant and franchising operations.

As a growing company, we review our trend in general and administrative expenses, and are focused on reducing this expense as a percentage of revenue.

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Our fiscal 2000 was a 53-week year. For the purposes of annual comparisons, unless otherwise noted, we have not adjusted for this difference.

Critical Accounting Policies and Use of Estimates

Our significant accounting policies are described in Note 1 of the Consolidated Financial Statements, which were prepared in accordance with GAAP. Critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We believe that the following discussion represents our more critical accounting policies and estimates used in the preparation of our consolidated financial statements, although it is not inclusive.

Valuation of Long-Lived Assets and Store Closing Reserves

We review long-lived assets quarterly to determine if the carrying value of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the restaurant level. Restaurants are included in the impairment analysis after they have been open for 15 months. We evaluate each long-lived asset, including leasehold improvements, equipment and fixtures over its remaining lease term, after considering the potential impact of planned operational improvements and marketing programs. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value. The determination of asset fair value is also subject to significant judgment. During fiscal 2002, 2003 and 2004, we recognized $309,000, $621,000 and $453,000, respectively, of asset impairment charges.

In addition to the valuation of long-lived assets, we also record a store-closing reserve when a restaurant is abandoned. The store closing reserve is subject to significant judgment as accruals are made for lease payments on abandoned leased facilities. Many factors, including the local business environment, other available lease sites, and the willingness of lessors to negotiate lease buyouts are considered in making the accruals. We estimate future lease obligations based on these factors and quarterly evaluate the adequacy of the estimated reserve based on current market conditions. During 2002, we recorded a store-closing reserve of $243,000 to accrue obligations for an underperforming restaurant that was closed in 2002. During 2003, we recorded a reserve of $163,000, which included charges of $87,000 for a restaurant closed in 2003 and an additional charge of $76,000 for the restaurant closed in 2002.

The reconciliation of the store closing reserve for the year ended December 29, 2002, December 28, 2003, and December 26, 2004 is as follows:

	Balance Dec. 30, 2001	2002 provision	Costs incurred	Balance Dec. 29, 2002
Remaining lease obligation and utilities	$—	$185	$(21)	$164
Broker fees	—	58	—	58

	$—	$243	$(21)	$222

	Balance Dec. 29, 2002	2003 provision	Costs incurred	Balance Dec. 28, 2003
Remaining lease obligation and utilities	$164	$210	$(163)	$211
Broker fees	58	(47)	—	11

	$222	$163	$(163)	$222

	Balance Dec. 28, 2003	2004 provision	Costs incurred	Balance Dec. 26, 2004
Remaining lease obligation and utilities	$211	$1	$(76)	$136
Broker fees	11	(11)	—	—

	$222	$(10)	$(76)	$136

Vendor Allowances

Vendor allowances include allowances, rebates and other funds received from vendors. Certain of these funds are determined based on various quantitative contract terms. We also receive vendor rebates from certain manufacturers and distributors calculated based upon purchases made by franchisees. Amounts expected to be received from vendors are recognized as a reduction of inventoriable costs as product purchases are made from vendors. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction of the related expense. We record an estimate of earned vendor rebates and allowances that are calculated based upon monthly purchases. We generally receive payment from vendors approximately 30 days from the end of a month for that month’s purchases. During fiscal 2002, 2003 and 2004, vendor allowances were recorded as a reduction in inventoriable costs and cost of sales was reduced by $1.8 million, $2.3 million, and $3.9 million, respectively.

Revenue Recognition — Franchise Operations

Our franchise agreements have terms ranging from 10 to 20 years. These agreements also convey extension terms of five or 10 years depending on contract terms and if certain conditions are met. We provide training, preopening assistance and restaurant operating assistance in exchange for area development fees, franchise fees and royalties of 5% of the franchised restaurant’s sales. Franchise fee revenue from individual franchise sales is recognized upon the opening of the restaurant when all our material obligations and initial services to be provided by us have been performed. Area development fees are dependent upon the number of restaurants granted in the agreement as are our obligations under the area development agreement. Consequently, as our obligations are met, area development fees are recognized in relation to the expenses incurred with the opening of each new restaurant and any royalty free periods. Royalties are accrued as earned and are calculated each period based on reported franchisees’ sales.

Results of Operations

Our operating results for 2002, 2003 and 2004 are expressed as a percentage of total revenue below, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales.

	Fiscal Years Ended
	Dec. 29, 2002	Dec. 28, 2003	Dec. 26, 2004
Revenue:
Restaurant sales	89.0%	89.3%	89.0%
Franchising royalties and fees	11.0	10.7	11.0

Total revenue	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	29.2	31.4	33.8
Labor	28.8	28.9	28.8
Operating	15.6	15.5	15.2
Occupancy	6.7	6.9	6.7
Depreciation	5.8	5.6	5.7
General and administrative	14.7	13.4	11.3
Preopening	1.1	0.9	1.2
Restaurant closures and impairment	0.7	0.7	0.3

Total costs and expenses	93.8	94.4	93.8

Income from operations	6.2	5.6	6.2

Other income (expense):
Interest income	0.1	0.1	0.4
Interest expense	(1.0)	(0.8)	—
Cost of debt extinguishment	—	(0.3)	—

Total other income (expense), net	(0.9)	(1.0)	0.4

Earnings before income taxes	5.3	4.6	6.6
Income tax expense	2.1	1.8	2.4

Net earnings	3.2	2.8	4.2
Accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	1.5	1.1	—

Net earnings available to common stockholders	1.7%	1.7%	4.2%

The number of company-owned and franchised restaurants open are as follows:

	As of
	Dec. 29, 2002	Dec. 28, 2003	Dec. 26, 2004
Company-owned restaurants	70	84	103
Franchised restaurants	129	161	203

The restaurant sales for company-owned and franchised restaurants are as follows (in thousands of dollars):

	Fiscal Years Ended
	Dec. 29, 2002	Dec. 28, 2003	Dec. 26, 2004
Company-owned restaurant sales	$85,493	$112,965	$152,221
Franchised restaurant sales	195,232	252,165	$359,175

Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

	Fiscal Years Ended
	Dec. 29, 2002	Dec. 28, 2003	Dec. 26, 2004
Company-owned same-store sales	1.6%	4.3%	9.7%
Franchised same-store sales	1.5	5.6	7.6

The annual average prices paid per pound for fresh chicken wings are as follows:

	Fiscal Years Ended
	Dec. 29, 2002	Dec. 28, 2003	Dec. 26, 2004
Annual average price per pound	$.89	$1.06	$1.39

Fiscal Year 2004 Compared to Fiscal Year 2003

Restaurant sales increased by $39.3 million, or 34.8%, to $152.2 million in 2004 from $113.0 million in 2003. The increase in restaurant sales was due to a $29.3 million increase associated with the opening of 19 new company-owned restaurants in 2004 and the 24 company-owned restaurants opened before 2004 that did not meet the criteria for same-store sales and $10.0 million related to a 9.7% increase in same-store sales. The increase in same-store sales from 4.3% in 2003 to 9.7% in 2004 was due to additional marketing media and promotions, new menu items, and menu price increases.

Franchise royalties and fees increased by $5.3 million, or 39.1%, to $18.8 million in 2004 from $13.5 million in 2003. The increase was due primarily to additional royalties collected from the 42 new franchised restaurants that opened in 2004 and a full year of operations for the 36 franchised restaurants that opened in 2003. Same-store sales for franchised restaurants increased 7.6%.

Cost of sales increased by $16.1 million, or 45.4%, to $51.5 million in 2004 from $35.4 million in 2003 due primarily to more restaurants being operated in 2004. Cost of sales as a percentage of restaurant sales increased to 33.8% in 2004 from 31.4% in 2003. The increase in cost of sales as a percentage of restaurant sales was primarily due to higher fresh chicken wing costs. Fresh chicken wings were 34% of cost of goods sold in 2004 compared to 31% in 2003. This increase was primarily due to the rise in average wing costs to $1.39 per pound in 2004 from $1.06 per pound in 2003.

Labor expenses increased by $11.2 million, or 34.2%, to $43.9 million in 2004 from $32.7 million in 2003 due primarily to more restaurants being operated in 2004. Labor expenses as a percentage of restaurant sales were essentially flat year over year, at 28.8% in 2004 compared to 28.9% in 2003. Labor trends in our restaurants opened 15 months or longer were better than prior year but were offset by a tripling of our worker’s compensation rates under the state-run insurance program for our 21 Ohio stores. Our labor trends for company-owned restaurants opened less than 15 months remain high as we continue to build our brand in new markets.

Operating expenses increased by $5.5 million, or 31.4%, to $23.1 million in 2004 from $17.6 million in 2003 due primarily to more restaurants being operated in 2004. Operating expenses as a percentage of restaurant sales decreased to 15.2% in 2004 from 15.5% in 2003. The decrease in operating expenses as a percentage of restaurant sales was primarily due to the fact that expenses for local store marketing and supplies, insurance costs, and cable subscriptions on sports packages did not increase at the same rate relative to our sales growth.

Occupancy expenses increased by $2.5 million, or 32.6%, to $10.3 million in 2004 from $7.7 million in 2003 due primarily to more restaurants being operated in 2004. Occupancy expenses as a percentage of restaurant sales decreased to 6.7% in 2004 from 6.9% in 2003, primarily due to sales increasing faster than rent expense.

Depreciation and amortization increased by $2.7 million, or 38.4%, to $9.7 million in 2004 from $7.0 million in 2003. The increase was primarily due to the additional depreciation on 19 new restaurants in 2004 and 15 new restaurants opened in 2003 and operated for a full year in 2004.

General and administrative expenses increased by $2.4 million, or 14.5%, to $19.4 million in 2004 from $16.9 million in 2003. General and administrative expenses as a percentage of total revenue decreased to 11.3% in 2004 from 13.4% in 2003. This decrease was primarily due to a planned decrease in general and administrative expense growth relative to sales growth, and to our ability to leverage existing corporate infrastructure. However, this decrease was partially offset by $909,000 of stock-based compensation related to the restricted stock plan implemented in 2004.

Preopening costs increased by $887,000, or 76.8%, to $2.0 million in 2004 from $1.2 million in 2003. In 2004, we opened 19 new company-owned restaurants, incurred costs of approximately $100,000 for restaurants opening in 2005, and incurred costs of approximately $30,000 for restaurants that opened in 2003. In 2003, we opened 15 new company-owned restaurants and incurred cost of approximately $39,000 for 5 restaurants that opened in 2004. Average preopening cost per restaurant was $94,000 and $77,000 in 2004 and 2003, respectively.

Restaurant closures and asset impairment decreased by $295,000, or 34.0%, to $573,000 in 2004 from $868,000 in 2003. The expense in 2004 represented the asset impairment of two underperforming restaurants, additional reserves related to a restaurant which closed in 2002, and the write-off of miscellaneous equipment. The expense in 2003 represented the asset impairment of one underperforming restaurant, closure of one restaurant, additional reserves related to a restaurant which closed in 2002, and impairment of liquor licenses in Ohio.

Interest income increased by $559,000 to $671,000 in 2004 from $112,000 in 2003. The increase was due to interest income generated on the higher cash balances as a result of the initial public offering of common stock in November 2003. Cash and marketable securities balances at the end of the year were $49.0 million in 2004 compared to $49.5 million in 2003.

Interest expense decreased to zero in 2004 from $947,000 in 2003. All long-term debt and capital lease obligations were repaid in early December 2003 with proceeds from the initial public offering. In addition to the interest expense, we incurred a cost of debt extinguishment of $411,000 in 2003 relating to the repayment.

Provision for income taxes increased $1.8 million to $4.1 million in 2004 from $2.3 million in 2003. The effective tax rate as a percentage of income before taxes decreased from 39.0% in 2003 to 36.4% in 2004. The rate decrease was primarily a result of favorable resolutions of prior year state income tax matters and an increase in FICA tax credits for employee-reported tips. For 2005, we believe our effective tax rate will be between 37% and 38%.

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

Depreciation and amortization increased by $1.5 million, or 27.0%, to $7.0 million in 2003 from $5.5 million in 2002. The increase was primarily due to the additional depreciation on 15 new restaurants in 2003 and 18 new restaurants opened in 2002 and operated for a full year in 2003.

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

Interest expense decreased by $19,000, or 2.0%, to $947,000 in 2003 from $966,000 in 2002. We repaid all long-term debt and capital lease obligations in early December 2003 with proceeds from the initial public offering. The decrease was due to debt being held for the full year in 2002 versus 11 months in 2003. In addition to the interest expense noted earlier, we incurred a cost of debt extinguishment of $411,000 relating to the repayment.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for new restaurant construction, remodeling and maintaining our existing company-owned restaurants, working capital and other general business needs. Our main sources of liquidity and capital are cash flows from operations and the issuance of common stock through an initial public offering in November 2003. The cash and marketable securities balance at the fiscal year ended 2004 was $49.0 million. We invest our cash balances in debt securities with the focus on protection of principal, adequate liquidity and maximization of after-tax returns. These investments include, but are not limited to, high quality money market funds, commercial paper, US government-backed instruments, repurchase agreements, municipal securities, and asset-backed securities. We repaid all long-term capital lease obligations and long-term debt in December 2003.

During fiscal 2002, 2003 and 2004, net cash provided by operating activities was $10.3 million, $17.8 million, and $21.4 million, respectively. Net cash provided by operating activities in 2004 consisted primarily of net earnings adjusted for non-cash expenses and an increase in unearned franchise fees, accounts payable, and accrued expenses partially offset by an increase in accounts receivable and income tax receivables. The increase in unearned franchise fees was due to a number of area development and franchise agreements sold but for which the restaurants had not yet opened. The increase in accounts payable was due to an increased number of invoices as a result of the larger restaurant base. The increase in accrued expenses was due primarily to higher incentive compensation costs resulting from company performance, higher professional fees resulting from SOX 404 implementation, and a higher gift card liability due to strong fourth quarter gift card sales. The increase in accounts receivable was primarily due to higher credit card receivables partially offset by lower landlord receivables for tenant improvements. The increase in income tax receivables was due to the timing of payments.

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

Net cash used in investing activities for 2002, 2003, and 2004 was $9.6 million, $10.7 million, and $59.9 million, respectively. Investing activities included purchases of property and equipment related to the opening of new restaurants in all periods. In 2002, 2003 and 2004, we opened 18, 15, and 19 new restaurants, respectively. We expect capital expenditures to increase to approximately $23-24 million in fiscal 2005 due to the addition of new company-owned restaurants and the renovation and maintenance of existing restaurants. In 2005, we plan to open 19-21 new company-owned restaurants and 45-50 new franchised restaurants. During

2004, the Company began investing in marketable securities with maturities longer than 90 days. In 2004, the Company purchased $95.5 million of marketable securities and received proceeds of $58.9 million as investments in marketable securities matured.

Net cash provided by (used in) financing activities for 2002, 2003 and 2004 was ($3.5 million), $37.9 million, and $1.6 million, respectively. Net cash provided by financing activities for 2004 resulted primarily from the issuance of common stock for warrants exercised, stock options exercised, and employee stock purchases of $1.6 million. No additional funding from the issuance of common stock (other than from the exercise of options and employee stock purchases) is anticipated in 2005.

Net cash provided by financing activities for 2003 resulted primarily from the issuance of common stock from the initial public offering ($49.8 million), proceeds from the exercise of warrants and stock options ($1.2 million), partially offset by payments and payoff of all long-term debt and capital lease obligations ($13.2 million). Net cash used in financing activities for 2002 resulted primarily from payments made on capital lease obligations.

Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. Except for one restaurant building, we do not currently own any of the properties on which our restaurants operate and therefore do not have the ability to enter into sale-leaseback transactions as a potential source of cash.

The following table presents a summary of our contractual operating lease obligations and commitments as of December 26, 2004:

		Payments Due By Period (in thousands)
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$99,118	11,023	21,930	19,576	46,589
Commitments for restaurants under development	32,306	1,334	4,481	4,579	21,912

Total	$131,424	12,357	26,411	24,155	68,501

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 123 (Revised 2004) (SFAS No. 123R), Shared-Based Payment. SFAS No. 123R is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company is required to adopt the standard in the third quarter of fiscal year 2005. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No 123R, estimated compensation expense related to prior periods can be found in Note 1(w) to the financial statements included in this Form 10-K. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted during the year, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors.

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

Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in same-store sales, changes in fresh chicken wing prices, the timing and number of new restaurant openings and their related expenses, asset impairment charges, store closing charges, general economic conditions and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period. In the fourth quarter of 2004, the Company had favorable resolutions of prior year tax matters. The result was a lower effective tax rate for the quarter of 30.4%.

Results of Quarterly Operations

	Mar. 30, 2003	Jun. 29, 2003	Sep. 28, 2003	Dec. 28, 2003	Mar. 28, 2004	Jun. 27, 2004	Sep. 26, 2004	Dec. 26, 2004
Revenue:
Restaurant sales	$26,587	$25,974	$27,876	$32,528	$35,926	$35,291	$37,900	$43,104
Franchise royalties and fees	2,988	3,120	3,223	4,201	4,257	4,261	4,807	5,502

Total revenue	29,575	29,094	31,099	36,729	40,183	39,552	42,707	48,606

Costs and expenses:
Restaurant operating costs:
Cost of sales	8,128	8,087	8,701	10,507	12,427	12,342	12,755	13,983
Labor	7,775	7,662	8,135	9,112	9,959	10,095	11,203	12,596
Operating	4,282	3,939	4,349	4,989	5,422	5,358	5,925	6,375
Occupancy	1,792	1,929	1,906	2,111	2,293	2,582	2,719	2,665
Depreciation	1,648	1,732	1,744	1,897	2,033	2,156	2,245	3,283
General and administrative	3,641	4,238	4,209	4,838	4,054	4,569	5,009	5,740
Preopening	280	76	223	576	343	451	585	663
Restaurant closures and impairment	1	721	16	130	11	28	508	26

Total costs and expenses	27,547	28,384	29,283	34,160	36,542	37,581	40,949	45,331

Income from operations	2,028	710	1,816	2,569	3,641	1,971	1,758	3,276
Other income (expense):
Interest income	12	21	21	58	133	155	174	209
Interest expense	(252)	(270)	(247)	(178)	—	—	—	—
Cost of debt extinguishment	—	—	—	(411)	—	—	—	—

Total other income (expense), net	(240)	(249)	(226)	(531)	133	155	174	209

Earnings before income taxes	1,788	461	1,590	2,038	3,774	2,126	1,932	3,485
Income tax expense	697	180	620	797	1,472	829	753	1,061

Net earnings	1,091	281	970	1,241	2,302	1,297	1,179	2,424

Accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	401	402	402	247	—	—	—	—

Net earnings (loss) available to common shareholders	$690	$(121)	$568	$994	$2,302	$1,297	$1,179	$2,424

Earnings per common share—basic	$0.27	(0.04)	0.21	0.20	0.29	0.16	0.14	0.29
Earnings per common share—diluted	0.22	(0.04)	0.17	0.18	0.27	0.15	0.14	0.28
Weighted average shares outstanding—basic	2,552	2,720	2,755	4,875	7,815	8,097	8,253	8,318
Weighted average shares outstanding—diluted	3,161	2,720	3,386	5,459	8,382	8,575	8,599	8,645

Results of Quarterly Operations

	Mar. 30, 2003	Jun. 29, 2003	Sep. 28, 2003	Dec. 28, 2003	Mar. 28, 2004	Jun. 27, 2004	Sep. 26, 2004	Dec. 26, 2004
Revenue:
Restaurant sales	89.9%	89.3%	89.6%	88.6%	89.4%	89.2%	88.7%	88.7%
Franchise royalties and fees	10.1	10.7	10.4	11.4	10.6	10.8	11.3	11.3

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	30.6	31.1	31.2	32.3	34.6	35.0	33.7	32.4
Labor	29.2	29.5	29.2	28.1	27.7	28.6	29.6	29.2
Operating	16.1	15.2	15.6	15.4	15.1	15.2	15.6	14.8
Occupancy	6.7	7.4	6.8	6.5	6.4	7.3	7.2	6.2
Depreciation	5.6	6.0	5.6	5.2	5.1	5.5	5.3	6.8
General and administrative	12.3	14.6	13.5	13.2	10.1	11.5	11.7	11.8
Preopening	0.9	0.3	0.7	1.6	0.9	1.1	1.4	1.4
Restaurant closures and impairment	—	2.5	0.1	0.4	—	0.1	1.2	0.1

Total costs and expenses	93.1	97.6	94.2	93.0	90.9	95.0	95.9	93.3

Income from operations	6.9	2.4	5.8	7.0	9.1	5.0	4.1	6.7
Other income (expense):
Interest income	—	0.1	0.1	0.2	0.3	0.4	0.4	0.4
Interest expense	(0.9)	(0.9)	(0.8)	(0.5)	—	—	—	—
Cost of debt extinguishment	—	—	—	(1.1)	—	—	—	—

Total other income (expense), net	(0.8)	(0.9)	(0.7)	(1.5)	0.3	0.4	0.4	0.4

Earnings before income taxes	6.0	1.6	5.1	5.6	9.4	5.4	4.5	7.2
Income tax expense	2.4	0.6	2.0	2.2	3.7	2.1	1.8	2.2

Net earnings	3.7	1.0	3.1	3.4	5.7	3.3	2.8	5.0

Accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	1.4	1.4	1.3	0.7	—	—	—	—

Net earnings (loss) available to common shareholders	2.3%	(0.4)%	1.8%	2.7%	5.7%	3.3%	2.8%	5.0%

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

Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. We use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is fresh chicken wings. We purchase fresh chicken wings based on current market prices that are subject to weekly fluctuation. A material increase in fresh chicken wing costs may adversely affect our operating results. Fresh chicken wing prices are near all-time highs, with prices as of the end of February 2005 at $1.52 per pound compared to the average per pound price of $1.39 in 2004. Unless there is a reduction in the price of fresh chicken wings, or we are able to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the high wing prices, our operating results could be adversely affected. Fresh chicken wings accounted for approximately 28%, 31%, and 34% of our cost of sales in 2002, 2003, and 2004, respectively, with an annual average price per pound of $.89, $1.06, and $1.39, respectively. If we had experienced an additional 10% increase in fresh chicken wing costs during 2004, restaurant cost of sales would have increased by approximately $1.8 million for fiscal 2004. Additional information related to chicken wing prices is included in Item 7 under “Results of Operations.”

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

Financial Instruments

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments. The counterparties to the instruments consist of government agencies and various major corporations of investment grade credit standing. The Company does not believe there is a significant risk of non-performance by these counterparties because of Company limitations as to acceptable investment vehicles.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BUFFALO WILD WINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and stockholders

Buffalo Wild Wings, Inc.:

We have audited the accompanying consolidated balance sheets of Buffalo Wild Wings, Inc. and subsidiaries (the Company) as of December 28, 2003 and December 26, 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 26, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buffalo Wild Wings, Inc. and subsidiaries as of December 28, 2003 and December 26, 2004, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 26, 2004, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 26, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 25, 2005 expressed an unqualified opinion.

/S/    KPMG LLP

Minneapolis, Minnesota

March 25, 2005

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 28, 2003 and December 26, 2004

(Dollar amounts in thousands)

	December 28, 2003	December 26, 2004
Assets
Current assets:
Cash and cash equivalents	$49,538	12,557
Marketable securities	—	36,454
Accounts receivable—franchisees, net of allowance of $25	694	689
Accounts receivable—other	1,634	2,077
Inventory	978	1,207
Income taxes receivable	367	1,727
Prepaid expenses	1,230	1,470
Deferred income taxes	1,222	840

Total current assets	55,663	57,021
Property and equipment, net	44,450	59,649
Restricted cash	2,425	782
Other assets	702	774
Goodwill	759	759

Total assets	$103,999	118,985

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$1,959	2,433
Accounts payable	4,941	5,383
Accrued compensation and benefits	4,670	6,339
Accrued expenses	3,580	3,663
Current portion of deferred lease credits	491	509

Total current liabilities	15,641	18,327
Long-term liabilities:
Marketing fund payables	2,425	782
Deferred income taxes	4,733	6,298
Deferred lease credits, net of current portion	6,133	7,871

Total liabilities	28,932	33,278

Commitments and contingencies (notes 4 and 14)
Stockholders’ equity:
Undesignated stock, 5,600,000 shares authorized	—	—
Common stock, no par value. Authorized 15,600,000 shares; issued and outstanding 7,981,945, and 8,425,771, respectively	66,235	71,491
Deferred compensation	—	(1,817)
Retained earnings	8,832	16,033

Total stockholders’ equity	75,067	85,707

Total liabilities and stockholders’ equity	$103,999	118,985

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Fiscal years ended December 29, 2002, December 28, 2003, and December 26, 2004

(Dollar amounts in thousands except share and per share data)

	Fiscal years ended
	December 29, 2002	December 28, 2003	December 26, 2004
Revenue:

Restaurant sales	$85,493	112,965	152,221
Franchise royalties and fees	10,614	13,532	18,827

Total revenue	96,107	126,497	171,048

Costs and expenses:
Restaurant operating costs:
Cost of sales	24,983	35,423	51,507
Labor	24,640	32,684	43,853
Operating	13,311	17,559	23,080
Occupancy	5,734	7,738	10,259
Depreciation	5,528	7,021	9,717
General and administrative	14,133	16,926	19,372
Preopening	1,085	1,155	2,042
Restaurant closures and impairment	708	868	573

Total costs and expenses	90,122	119,374	160,403

Income from operations	5,985	7,123	10,645

Other income (expense):
Interest income	88	112	671
Interest expense	(966)	(947)	—
Cost of debt extinguishment	—	(411)	—

Total other income (expense), net	(878)	(1,246)	671

Earnings before income taxes	5,107	5,877	11,316
Income tax expense	2,030	2,294	4,115

Net earnings	3,077	3,583	7,201

Accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	1,457	1,452	—

Net earnings available to common stockholders	$1,620	2,131	7,201

Earnings per common share—basic	$0.64	0.66	0.88
Earnings per common share—diluted	0.54	0.55	0.84
Weighted average shares outstanding—basic	2,529,094	3,222,445	8,165,078
Weighted average shares outstanding—diluted	2,976,093	3,841,961	8,603,881

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fiscal years ended December 29, 2002, December 28, 2003, and December 26, 2004

(Dollar amounts in thousands)

	Common Stock		Deferred Comp	Retained earnings	Total
	Shares	Amount
Balance at December 30, 2001	2,528,929	$1,842	—	5,081	6,923

Net earnings	—	—	—	3,077	3,077
Accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	—	—	—	(1,457)	(1,457)
Exercise of stock options	6,000	20	—	—	20

Balance at December 29, 2002	2,534,929	1,862	—	6,701	8,563

Net earnings	—	—	—	3,583	3,583
Accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	—	—	—	(1,452)	(1,452)
Conversion of preferred stock	1,849,415	13,240	—	—	13,240
Issuance of common stock	3,250,000	49,766	—	—	49,766
Exercise of warrants	177,169	456	—	—	456
Exercise of stock options	170,432	725	—	—	725
Tax benefit from stock issued	—	163	—	—	163
Stock-based compensation	—	23	—	—	23

Balance at December 28, 2003	7,981,945	66,235	—	8,832	75,067

Net earnings	—	—	—	7,201	7,201
Shares issued under employee stock purchase plan	28,453	522	—	—	522
Net issuances of restricted stock	78,639	2,726	(2,726)	—	—
Exercise of warrants	132,455	317	—	—	317
Exercise of stock options	204,279	733	—	—	733
Tax benefit from stock issued	—	958	—	—	958
Stock-based compensation	—	—	909	—	909

Balance at December 26, 2004	8,425,771	$71,491	(1,817)	16,033	85,707

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal years ended December 29, 2002, December 28, 2003, and December 26, 2004

(Dollar amounts in thousands)

	Fiscal years ended
	December 29, 2002	December 28, 2003	December 26, 2004
Cash flows from operating activities:
Net earnings	$3,077	3,583	7,201
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	5,528	7,021	9,717
Amortization	—	—	151
Restaurant closures and impairment	708	868	573
Deferred lease credits	1,649	1,437	142
Deferred income taxes	2,085	916	1,947
Tax benefit from stock issuance	—	163	958
Stock-based compensation	—	23	909
Change in operating assets and liabilities:
Accounts receivable	(1,921)	(15)	(1,023)
Inventory	(133)	(194)	(229)
Prepaid expenses	7	(697	(240)
Other assets	(206)	(21)	(72)
Unearned franchise fees	34	916	474
Accounts payable	381	1,640	442
Income taxes	(1,956)	478	(1,360)
Accrued expenses	1,084	1,635	1,772

Net cash provided by operating activities	10,337	17,753	21,362

Cash flows from investing activities:
Acquisition of property and equipment	(9,592)	(10,739)	(23,310)
Purchase of marketable securities	—	—	(95,475)
Proceeds of marketable securities	—	—	58,870

Net cash used in investing activities	(9,592)	(10,739)	(59,915)

Cash flows from financing activities:
Issuance of common stock	20	51,110	1,572
Payments on notes payable	(179)	(706)	—
Payments on capital lease obligations	(3,322)	(12,532)	—

Net cash provided by (used in) financing activities	(3,481)	37,872	1,572

Net increase (decrease) in cash and cash equivalents	(2,736)	44,886	(36,981)

Cash and cash equivalents at beginning of year	7,388	4,652	49,538

Cash and cash equivalents at end of year	$4,652	49,538	12,557

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 28, 2003 and December 26, 2004

(Dollar amounts in thousands, except per-share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies

(a) Nature of Business

The Company was organized for the purpose of operating Buffalo Wild Wings® restaurants, as well as selling Buffalo Wild Wings restaurant franchises. In exchange for the initial and continuing franchise fees received, the Company gives franchisees the right to use the name Buffalo Wild Wings.

At December 29, 2002, December 28, 2003, and December 26, 2004, the Company operated 70, 84, and 103 respectively, Company-owned restaurants and had 129, 161, and 203 respectively, restaurants in operation by franchisees.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of Buffalo Wild Wings, Inc. and its wholly owned subsidiaries (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

(c) Fiscal Year

The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. The fiscal years ended December 29, 2002, December 28, 2003, and December 26, 2004 were comprised of 52 weeks.

(d) Restaurant Sales Concentration

As of December 26, 2004, the Company operated 21 Company-owned restaurants and had 59 franchised restaurants in the state of Ohio. The Company-owned restaurants in Ohio aggregated 34.1%, 31.9%, and 26.5%, respectively, of the Company’s restaurant sales in fiscal 2002, 2003, and 2004. The Company is subject to adverse trends and economic conditions in that state.

(e) Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with maturities at purchase of three months or less.

(f) Marketable Securities

Marketable securities consist of available-for-sale securities that are carried at fair value and held-to-maturity securities that are stated at amortized cost, which approximates market.

Available-for-sale securities are classified as current assets based upon our intent and ability to use any and all of the securities as necessary to satisfy the operational requirements of our business. Realized gains and losses from the sale of available-for-sale securities were not material for fiscal 2004. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. The available-for-sale investments carry short-term repricing features which generally results in these investments having a value at or near par value (cost).

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 28, 2003 and December 26, 2004

(Dollar amounts in thousands, except per-share amounts)

(g) Accounts Receivable

Accounts receivable – franchisees represents royalty receivables from the Company’s franchisees. Accounts receivable – other consists primarily of contractually determined receivables for leasehold improvements, credit cards, vendor rebates, and purchased interest on investments.

(h) Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

The Company purchases its product from a number of suppliers and believes there are alternative suppliers. The Company has no minimum purchase commitments from its vendors. The primary food product used by Company-owned and franchised restaurants is fresh chicken wings. Fresh chicken wings are purchased by the Company based on current market conditions and are subject to fluctuation. Material increases in fresh chicken wing costs may adversely effect the Company’s operating results. For fiscal 2002, 2003, and 2004, fresh chicken wings were 28%, 31%, and 34% of restaurant cost of sales.

(i) Property and Equipment

Property and equipment are recorded at cost. Leasehold improvements include the cost of improvements funded by landlord incentives or allowances and during the build-out period leasehold improvements are amortized using the straight-line method over the lesser of the term of the lease, without consideration of renewal options, or the estimated useful lives of the assets, which range from one to ten years. Furniture and equipment, including equipment under capital leases, are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to eight years. Maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the respective accounts and the related gains or losses are credited or charged to earnings.

(j) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of

The Company reviews long-lived assets quarterly to determine if the carrying value of these assets may not be recoverable based on estimated future undiscounted cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is the restaurant level. In determining future cash flows, significant estimates are made by the Company with respect to future operating results of each restaurant over its remaining lease term. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined by estimated future discounted cashflows.

(k) Goodwill and Other Assets

Goodwill represents the excess of cost over the fair value of identified net assets of business acquired. The Company acquired two restaurants in 2001. Goodwill and purchased liquor licenses are subject to an annual impairment analysis. In early 2002, the Company finalized purchase price adjustments resulting in an increase to goodwill of $95. The carrying amount of goodwill related to these acquisitions is $759. The Company identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, the asset is not impaired. If the carrying value exceeds the fair value, the Company calculates the possible impairment by comparing the implied fair value of

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 28, 2003 and December 26, 2004

(Dollar amounts in thousands, except per-share amounts)

the asset with the carrying amount. If the implied value of the asset is less than the carrying value, a write-down is recorded. Based on the Company’s analysis, goodwill was recoverable as of December 26, 2004.

Other intangible assets consist primarily of liquor licenses. These licenses are either amortized over their annual renewal period or, if purchased, are carried at the lower of fair value or cost. In fiscal 2002, the Company recorded an impairment charge for the liquor licenses in the Pittsburgh market. Due to a change in the local law, the licenses’ market value decreased and a charge of $159 was recorded to reduce the carrying value to fair value. In 2003, a similar decline occurred in Ohio and a charge of $31 was recorded to reduce the carrying value to fair value. The carrying value of the liquor licenses not subject to amortization as of December 26, 2004 was $275 and is included in other assets.

(l) Fair Values of Financial Instruments

The carrying value of the Company’s financial assets and liabilities, because of their short-term nature, approximates fair value.

(m) Revenue Recognition

Franchise agreements have terms ranging from ten to twenty years. These agreements also convey multiple extension terms of five or ten years, depending on contract terms and if certain conditions are met. The Company provides the use of the Buffalo Wild Wings trademarks, system, training, preopening assistance, and restaurant operating assistance in exchange for area development fees, franchise fees, and royalties of 5% of the franchised restaurant’s sales.

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

(n) Franchise Operations

The Company enters into franchise agreements with unrelated third parties to build and operate restaurants using the Buffalo Wild Wings brand within a defined geographical area. The Company believes that franchising is an effective and efficient means to expand the Buffalo Wild Wings brand. Franchised restaurants open for a full year averaged $2.0 million in sales in 2004. The franchisee is required to operate their restaurants in compliance with their franchise agreement that includes adherence to operating and quality control procedures established by the Company. The Company does not provide loans, leases, or guarantees to the franchisee or the franchisee’s employees and vendors. If a franchisee becomes financially distressed, the Company does not provide any financial assistance. If financial distress leads to a franchisee’s noncompliance with the franchise agreement and the Company elects to terminate the franchise agreement, the Company has the right but not the obligation to acquire the assets of the franchisee at fair value as determined by an independent appraiser. The

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 28, 2003 and December 26, 2004

(Dollar amounts in thousands, except per-share amounts)

Company receives a 5% royalty of gross sales as defined in the franchise agreement and in most cases, allowances directly from the franchisees’ vendors that generally are less than 0.5% of the franchisees’ gross sales. The Company has financial exposure for the collection of the royalty payments. Franchisees generally remit franchise payments weekly for the prior week’s sales which substantially minimizes the Company’s financial exposure. Historically, the Company has experienced insignificant write-offs of franchisee royalties. Franchise and area development fees are paid upon the signing of the related agreements.

(o) Advertising Costs

Advertising costs for Company-owned restaurants are expensed as incurred and aggregate $2,762, $3,401, and $4,278, in fiscal years ended 2002, 2003, and 2004, respectively. The Company’s advertising costs exclude amounts collected from franchisees as part of the system-wide marketing and advertising fund.

(p) Preopening Costs

Costs associated with the opening of new stores are expensed as incurred.

(q) Payments Received from Vendors

Vendor allowances include allowances, rebates, and other funds received from vendors. Certain of these funds are determined based on various quantitative contract terms. The Company also receives vendor rebates from certain manufacturers and distributors calculated based upon purchases made by franchisees. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction of the related expense. Amounts that represent a reduction of inventory purchase costs are recorded as a reduction of inventoriable costs. The Company records an estimate of earned vendor rebates and allowances that are calculated based upon monthly purchases. Payment is generally received from vendors approximately 30 days from end of a month for that month’s purchases. During fiscal 2002, 2003, and 2004, such vendor allowances were recorded as a reduction in inventoriable costs, and cost of sales was reduced by $1,804, $2,338, and $3,913, respectively.

(r) National Advertising Fund

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

(s) Earnings Per Common Share

Basic earnings per common share excludes dilution and is computed by dividing the net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include dilutive common stock equivalents consisting of stock options and warrants determined by the treasury stock method and dilutive convertible securities. Both basic and diluted earnings per common share are calculated after deducting the accretion resulting from cumulative dividend

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 28, 2003 and December 26, 2004

(Dollar amounts in thousands, except per-share amounts)

associated with the mandatory redemption feature of the Company’s Series A preferred stock, which was converted to common stock in November 2003.

(t) Income Taxes

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

(u) Deferred Lease Credits

Deferred lease credits consist of reimbursement of costs of leasehold improvements from the Company’s lessors. These reimbursements are amortized on a straight-line basis over the term of the applicable lease, without consideration of renewal options. In addition, this account includes adjustments to recognize rent expense on a straight-line basis over the term of the lease commencing at the start of the Company’s construction of build-outs, without consideration of renewal options.

Leases typically have an initial lease term of between 10-15 years and contain renewal options under which the Company may extend the terms for periods of three to five years. Certain leases contain rent escalation clauses that require higher rental payments in later years. Leases may also contain rent holidays, or free rents, during the lease term. Rent expense is recognized on a straight-line basis over the initial lease term. Rent expense is recognized over the build-out period is capitalized and depreciated over the economic life of the asset, generally ten years.

(v) Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(w) Stock-Based Compensation

The Company adopted a stock performance plan in June 2004 and granted 80,053 restricted stock units. These units are subject to annual vesting upon the Company achieving performance targets established by the Board of Directors. The Company records compensation expense for the restricted stock units if vesting based on the achievement of performance targets is probable. The restricted stock units may vest one-third annually over a ten year period. However, the second third of the restricted stock units is not subject to vesting until the first one-third vests and the final one-third is not subject to vesting until the first two-thirds of the award have vested. An aggregate 26,213 restricted stock units vested in 2004 and 52,426 restricted stock units are subject to vesting in future periods.

The Company applies the intrinsic-value method in accounting for its employee stock option grants and records compensation expense for option grants to employees under its stock option plan if the current market value of the underlying stock at the grant date exceeds the stock option exercise price. No such grants have been issued. Accordingly, no compensation cost has been recognized for its stock options in the financial statements.

Pro forma disclosure of the net earnings impact of applying an alternative method of recognizing stock compensation expense over the vesting period is based on the fair value of all stock-based awards on the date of

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 28, 2003 and December 26, 2004

(Dollar amounts in thousands, except per-share amounts)

grant. If the Company had elected to recognize compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company’s net earnings would have been decreased to the pro forma amounts indicated in the table below.

The impact of calculating compensation cost for stock options under SFAS No. 123 is reflected over the options’ vesting period, typically four years.

	Fiscal Years Ended
	December 29, 2002	December 28, 2003	December 26, 2004
Net earnings, as reported	$3,077	3,583	7,201
Add:
Total stock-based employee compensation expense included in reported earnings, net of related tax effects	—	23	581
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for stock option and purchase plans, net of related tax effects	198	253	739

Pro forma net earnings	$2,879	3,353	7,043

Net earnings per common share:
As reported (basic)	$0.64	0.66	0.88
Pro forma (basic)	0.56	0.59	0.86

As reported (dilutive)	0.54	0.55	0.84
Pro forma (dilutive)	0.48	0.49	0.82

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Fiscal Years Ended
	December 29, 2002	December 28, 2003	December 26, 2004
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	46.0%	39.0%	38.0%
Risk-free interest rate	2.8%	2.5%	2.9%
Expected life of options	5 years	5 years	5 years

The per-share weighted average fair value of stock options granted during 2002, 2003, and 2004 was $2.05, $5.41, and $10.44 respectively. Volatility was calculated based on an analysis of the Company’s industry peers and its own stock price since the initial public offering in fiscal 2003.

(x) New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Accounting Standards No. 123 (Revised 2004) (SFAS No. 123R), Shared-Based Payment. SFAS No. 123R is a revision of

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 28, 2003 and December 26, 2004

(Dollar amounts in thousands, except per-share amounts)

FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the third quarter of fiscal year 2005. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No 123R, estimated compensation expense related to prior periods can be found in Note 1(w) to the financial statements included in this Form 10-K. The ultimate amount of increased compensation expense will be dependent on the number of option shares granted during the year, their timing and vesting period and the method used to calculate the fair value of the awards, among other factors.

(y) Reclassifications

The accompanying consolidated financial statements for prior fiscal years contain certain reclassifications to conform with the presentation used in fiscal 2004. These reclassifications included $1,685 and $1,843 for 2003 and 2002, respectively, of proceeds from lessors previously included in financing activities and now included in deferred lease credits within operating activities in the consolidated statements of cash flows.

Adjustments for lease accounting related to 2004 and prior periods were recorded in the fourth quarter of 2004. The adjustments included increases to depreciation expense of $653 and preopening expenses of $200 offset by a reduction of occupancy expenses of $498. These adjustments were considered immaterial to the previous periods presented.

(2) Marketable Securities

Marketable securities were comprised as follows:

December 26, 2004
Held-to-maturity
Federal agencies	$5,645
Municipal securities	14,184

19,829

Available-for-sale
Municipal securities	16,625

Total	$36,454

Purchases of available for-sale securities totaled $69.9 million in 2004 with sales totaling $53.2 million. Purchases of held-to-maturity securities totaled $25.5 million in 2004 with proceeds from maturities totaling $5.6 million. All held-to-maturity debt securities are due within one year and had aggregate fair values of $19.8

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 28, 2003 and December 26, 2004

(Dollar amounts in thousands, except per-share amounts)

million at December 26, 2004. The fair value of available-for-sale investments in debt securities by contractual maturities at December 26, 2004, is as follows:

Maturity date	Fair Value
1-5 years	$1,600
5-10 years	5,548
After 10 years	9,477

Total	$16,625

(3) Property and Equipment

Property and equipment consists of the following:

	As of
	December 28, 2003	December 26, 2004
Construction in process	$1,080	3,088
Leasehold improvements	37,899	51,736
Furniture, fixtures, and equipment	27,541	36,296

	66,520	91,120
Less accumulated depreciation	(22,070)	(31,471)

	$44,450	59,649

(4) Lease Commitments

The Company leases all of its restaurants and corporate offices under operating leases that have various expiration dates. In addition to base rents, leases typically require the Company to pay its share of maintenance and real estate taxes and certain leases include provisions for contingent rentals based upon sales.

Future minimum rental payments due under noncancelable operating leases for existing restaurants and commitments for restaurants under development as of December 26, 2004 are as follows:

	Operating leases	Restaurants under development
Fiscal year ending:
2005	$11,023	1,334
2006	11,034	2,237
2007	10,896	2,244
2008	10,160	2,280
2009	9,416	2,299
Thereafter	46,589	21,912

Total future minimum lease payments	$99,118	32,306

In 2002, 2003, and 2004, the Company rented office and warehouse space under operating leases which, in addition to the minimum lease payments, require payment of a proportionate share of the real estate taxes and building operating expenses. The Company also rents restaurant space under operating leases, some of which, in

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 28, 2003 and December 26, 2004

(Dollar amounts in thousands, except per-share amounts)

addition to the minimum lease payments and proportionate share of real estate and operating expenses, require payment of percentage rents based upon sales levels. Rent expense, excluding the Company’s proportionate share of real estate and operating expenses, was as follows:

	Fiscal Years Ended
	December 29, 2002	December 28, 2003	December 26, 2004
Minimum rents	$4,869	6,439	8,653
Percentage rents	59	78	138

Total	$4,928	6,517	8,791

Equipment and auto leases	$217	243	211

(5) Income Taxes

Income tax expense (benefit) is comprised of the following:

	Fiscal Years Ended
	December 29, 2002	December 28, 2003	December 26, 2004
Current:
Federal	$(303)	871	1,291
State	250	507	877
Deferred:
Federal	1,954	707	1,710
State	129	209	237

Total tax expense	$2,030	2,294	4,115

A reconciliation of the expected federal income taxes (benefits) at the statutory rate of 34% with the provision for income taxes is as follows:

	Fiscal Years Ended
	December 29, 2002	December 28, 2003	December 26, 2004
Expected federal income tax expense	$1,736	1,997	3,847
State income tax expense, net of federal effect	250	472	823
Nondeductible expenses	60	162	67
Tax exempt income	—	—	(115)
General business credits	(69)	(329)	(325)
Other	53	(8)	(182)

	$2,030	2,294	4,115

Deferred tax assets and liabilities are classified as current and noncurrent on the basis of the classification of the related asset or liability for financial reporting. Deferred income taxes are provided for temporary differences

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 28, 2003 and December 26, 2004

(Dollar amounts in thousands, except per-share amounts)

between the basis of assets and liabilities for financial reporting purposes and income tax purposes. Temporary differences comprising the net deferred tax assets and liabilities on the balance sheets are as follows:

	Fiscal Years Ended
	December 28, 2003	December 26, 2004
Deferred tax assets:
Unearned franchise fees	$725	900
Accrued vacation	233	248
Accrued compensation	208	231
Deferred lease credits	—	705
Other	264	205

	$1,430	2,289

Deferred tax liability:
Depreciation	$4,906	7,320
Prepaid expense	—	374
Other	35	53

Total	$4,941	7,747

The Company believes that, as a result of its historical income and reversal of deferred tax liabilities, it is more likely than not that the Company will realize its deferred tax assets.

In the fourth quarter of 2004, the Company had favorable resolutions of prior year tax matters. The result was a lower effective tax rate for 2004 as compared to 2003 and 2002.

(6) Mandatorily Redeemable Preferred Stock

In 1999 and 2000, the Company issued 3,082,344 shares of Series A preferred stock (Series A) at $2.75764. Series A was entitled to a cumulative dividend of 12% before dividends could be paid on any other class of capital stock. Series A was redeemable at the discretion of its holders in December 2004 for $15,100. The Company increased the carrying value of the Series A over the four-year period for the difference between the issuance price and the redemption value. For fiscal 2002 and 2003, the carrying value of the Series A increased by $1,457 and $1,452, respectively, with a corresponding decrease to retained earnings.

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

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 28, 2003 and December 26, 2004

(Dollar amounts in thousands, except per-share amounts)

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

	Number of shares	Weighted average exercise price
Outstanding, December 30, 2001	777,030	$4.25

Granted	108,439	11.25
Exercised	(6,000)	3.35
Cancelled	(51,300)	5.30

Outstanding, December 29, 2002	828,169	5.10

Granted	52,457	16.08
Exercised	(181,132)	4.58
Cancelled	(47,536)	7.14

Outstanding, December 28, 2003	651,958	6.07

Granted	11,050	27.63
Exercised	(208,131)	4.09
Cancelled	(39,962)	8.41

Outstanding, December 26, 2004	414,915	7.42

The following table summarizes the Company’s stock options outstanding at December 26, 2004:

	Options outstanding			Options exercisable
Range	Shares	Average remaining contractual life (years)	Weighted average exercise price	Shares	Weighted average exercise price
$ 2.50 – 3.90	147,127	4.84	$3.69	147,127	$3.69
4.15 – 7.50	154,847	4.70	5.78	137,356	5.56
11.25 – 26.00	104,631	7.77	13.45	44,068	12.47
27.84 – 28.25	8,310	9.52	28.11	—	—

2.50 – 28.25	414,915	5.62	7.42	328,551	5.65

The plan has 224,938 shares available for grant as of December 26, 2004.

(b) Warrants

In connection with various financing activities prior to 2000, the Company granted warrants to acquire an aggregate of 377,685 shares of the Company’s common stock at an exercise price of $2.50 to $4.65 per share. During the year ended December 26, 2004, warrants to acquire 132,455 common shares were exercised. No warrants remain outstanding as of December 26, 2004.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 28, 2003 and December 26, 2004

(Dollar amounts in thousands, except per-share amounts)

(c) Employee Stock Purchase Plan

On September 4, 2003, the Company’s board of directors adopted the 2003 Employee Stock Purchase Plan, which was approved by its shareholders on October 24, 2003. The Company has reserved 300,000 shares of common stock for issuance under the Plan. This Plan is available to substantially all employees subject to employment eligibility requirement. The Plan became effective upon the effective date of the Company’s initial public offering (IPO). Participants may purchase the Company’s common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During 2004, the Company issued 28,453 shares of common stock under the plan and has 271,547 available for future sale.

(d) Common Stock Offering

In November 2003, the Company issued 3,250,000 shares of its common stock realizing proceeds of approximately $51.4 million, net of issuance costs of $1.6 million. The Company used a portion of the proceeds for repayment of long-term debt and capital lease obligations.

(8) Earnings Per Common Share

The following is a reconciliation of basic and fully diluted earnings per common share for fiscal 2002, 2003, and 2004:

	Fiscal year ended December 29, 2002
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$3,077
Less accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	(1,457)

Earnings per common share	1,620	2,529,094	$0.64
Effect of dilutive securities—stock options and warrants	—	446,999

Earnings per common share—assuming dilution	$1,620	2,976,093	0.54

	Fiscal year ended December 28, 2003
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$3,583
Less accretion resulting from cumulative dividend and mandatory redemption feature of preferred stock	(1,452)

Earnings per common share	2,131	3,222,445	$0.66
Effect of dilutive securities—stock options and warrants	—	619,516

Earnings per common share—assuming dilution	$2,131	3,841,961	0.55

	Fiscal year ended December 26, 2004
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$7,201

Earnings per common share	7,201	8,165,078	$0.88
Effect of dilutive securities—stock options and warrants	—	438,803

Earnings per common share—assuming dilution	$7,201	8,603,881	0.84

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 28, 2003 and December 26, 2004

(Dollar amounts in thousands, except per-share amounts)

The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would not have been dilutive:

	As of
	December 29, 2002	December 28, 2003	December 26, 2004
Options	189,582	17,500	—
Series A preferred stock	1,849,415	—	—
Restricted stock	—	—	52,426

(9) Supplemental Disclosures of Cash Flow Information

	Fiscal Years Ended
	December 29, 2002	December 28, 2003	December 26, 2004
Cash paid during the period for:
Interest	$941	973	—
Income taxes	1,901	1,582	2,621

Noncash financing and investing transactions:
Capital lease obligations incurred	4,680	3,879	—
Increase in cumulative dividend and mandatory redemption feature of preferred stock	1,457	1,452	—
Conversion of preferred stock to common stock	—	13,240	—
Goodwill purchase price adjustment	95	—	—
Adjustment of restricted stock units to fair value	—	—	2,726
Capitalization of preopening rent expense	—	—	2,199

(10) Restaurant Closures and Impairment

In 2002 and 2003, the Company closed restaurants due to poor performance. As a result, a charge was taken for remaining lease obligations, broker fees, and utilities. These charges were recognized as a part of the restaurant closure and impairment and were based on a discounted cash flows basis.

The reconciliation of the store closing reserve for the year ended December 29, 2002, December 28, 2003, and December 26, 2004 is as follows:

	Balance December 30, 2001	2002 provision	Costs incurred	Balance December 29, 2002
Remaining lease obligation and utilities	$—	185	(21)	164
Broker fees	—	58	—	58

	$—	243	(21)	222

	Balance December 29, 2002	2003 provision	Costs incurred	Balance December 28, 2003
Remaining lease obligation and utilities	$164	210	(163)	211
Broker fees	58	(47)	—	11

	$222	163	(163)	222

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 28, 2003 and December 26, 2004

(Dollar amounts in thousands, except per-share amounts)

	Balance December 28, 2003	2004 provision	Costs incurred	Balance December 26, 2004
Remaining lease obligation and utilities	$211	1	(76)	136
Broker fees	11	(11)	—	—

	$222	(10)	(76)	136

During 2004, the Company recorded an impairment charge for the assets of two underperforming restaurants. An impairment charge of $453,000 was recorded to the extent that the carrying value of the assets at the two restaurants was not considered recoverable based on estimated discounted future cash flows.

A reconciliation of restaurant closures and impairment charges recognized by the Company is as follows:

	Fiscal Years Ended
	December 29, 2002	December 28, 2003	December 26, 2004
Store closing charges	$243	163	(10)
Long-lived asset impairment	309	621	453
Other asset write-offs	156	84	130

	$708	868	573

(11) Employee Benefit Plan

The Company has a defined contribution 401(k) plan whereby eligible employees may contribute pretax wages in accordance with the provisions of the plan. The Company matches 50% of the first 4% of contributions made by eligible employees. Matching contributions of approximately $81, $105, and $128 were made by the Company during 2002, 2003, and 2004, respectively. In 2005, the Company amended the plan and will match 100% of the first 3% and 50% of the next 2% of contributions made by eligible employees.

(12) Employment Agreements

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

Our executive officers are entitled to receive an annual bonus upon the achievement of certain board-established performance milestones, including revenue, net income, restaurant openings, same store sales, and employee turnover. Further, under our Management Deferred Compensation Plan, an amount equal to a percentage of an officer’s base salary is credited on a monthly basis to that officer’s deferred compensation account. The maximum deferral is 7.5% of the base salary of each Vice President, 10% of the base salary of each Senior Vice President, and 12.5% of the base salary of Chief Executive Officer and Chief Financial Officer. Such amounts are subject to certain vesting provisions, depending on length of employment and circumstances of employment termination.

The employment agreements further provide that we shall pay our executive officers annual base salary, which will be reviewed not less than annually and may be increased or reduced; provided, (i) any reduction

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements—(Continued)

December 28, 2003 and December 26, 2004

(Dollar amounts in thousands, except per-share amounts)

relating to our Chief Executive Officer or Chief Financial Officer will be permitted only if we reduce the base compensation of our executive employees generally and will not exceed the average percentage reduction for such employees; and (ii) with respect to our other executive officers, any reduction will be permitted only if we reduce the base compensation of our employees generally and will not exceed the average percentage reduction for all such employees. In addition to the base salary, our executive officers are entitled to participate in additional equity incentive plans and other employee benefit plans. Fiscal 2004 annual base salary commitments under employment agreements were $1.6 million.

(13) Related Party Transactions

It is the Company’s policy that all related party transactions must be disclosed and approved by the disinterested directors, and the terms and considerations for such related party transactions are compared and evaluated to terms available or the amounts that would have to be paid or received, as applicable, in arms-length transactions with independent third-parties.

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

(14) Contingencies

The Company is involved in various legal matters arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

On August 8, 2003, an action captioned Ritter vs. Buffalo Wild Wings, Inc. was brought in Pennsylvania state court by the representative of the estate of a 23-year-old decedent alleging that we acted improperly by serving alcohol to an individual who later lost control of his vehicle and struck and killed the decedent and one other individual. The case was settled in February 2005. The settlement was fully covered by insurance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to us and to our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 26, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 26, 2004.

Change in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting. That report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Buffalo Wild Wings, Inc.:

We have audited management’s assessment, included in the accompanying report entitled “Management’s Report on Internal Control Over Financial Reporting”, that Buffalo Wild Wings, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Buffalo Wild Wings, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 26, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Buffalo Wild Wings, Inc. and subsidiaries as of December 28,

2003 and December 26, 2004, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 26, 2004, and our report dated March 25, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Minneapolis, Minnesota

March 25, 2005

ITEM 9B. OTHER INFORMATION

In December 2004, the Compensation Committee of our Board of Directors approved the 2005 compensation and bonus plan for our executive officers, including our Chief Executive Officer. The executive compensation and bonus plan are described in documents filed as exhibits to this report.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning the Company’s directors and executive officers and compliance with Section 16(a) required by this item is contained in Item 1 of this document and the sections entitled “Election of Directors” and “Compliance with Section 16(a) of the Exchange Act,” appearing in the Company’s Proxy Statement to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in the section entitled “Executive Compensation” appearing in the Company’s Proxy Statement to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to the security ownership of certain holders is contained in the section entitled “Principal Shareholders and Management Shareholdings” and “Equity Compensation Plan Information” appearing in the Company’s Proxy Statement to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in the section entitled “Certain Transactions” appearing in the Company’s Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held on or about May 12, 2005. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the section entitled “Independent Auditors” appearing in the Company’s Proxy Statement to be delivered to shareholders in connection with the 2005 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements. The following consolidated financial statements of the Company are filed with this report and can be found at Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm dated March 25, 2005.

Consolidated Balance Sheets as of December 28, 2003 and December 26, 2004

Consolidated Statements of Earnings for the Years Ended December 29, 2002, December 28, 2003, and December 26, 2004

Consolidated Statements of Stockholders’ Equity for the Years Ended December 29, 2002, December 28, 2003, and December 26, 2004

Consolidated Statements of Cash Flows for the Years Ended December 29, 2002, December 28, 2003, and December 26, 2004

Notes to Consolidated Financial Statements

(b)  Financial Statement Schedules. The following schedule is included following the exhibits to this Form 10-K.

Schedule II – Valuation and Qualifying Accounts

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

All other schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the financial statements and related notes.

(c)  Exhibits. See “Exhibit Index” following the signature page of this Form 10-K for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 28, 2005	BUFFALO WILD WINGS, INC.

	By	/s/ SALLY J. SMITH
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

Name	Title	Date

/s/ SALLY J. SMITH Sally J. Smith	Chief Executive Officer, President and Director (principal executive officer)	3/28/05

/s/ MARY J. TWINEM Mary J. Twinem	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	3/28/05

/s/ DALE M. APPLEQUIST Dale M. Applequist	Director	3/28/05

/s/ KENNETH H. DAHLBERG Kenneth H. Dahlberg	Director, Chairman of the Board	3/28/05

/s/ WARREN E. MACK Warren E. Mack	Director	3/28/05

/s/ J. OLIVER MAGGARD J. Oliver Maggard	Director	3/28/05

/s/ ROBERT W. MACDONALD Robert W. MacDonald	Director	3/28/05

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

The Board of Directors and Stockholders

Buffalo Wild Wings, Inc.:

Under the date of March 25, 2005, we reported on the consolidated balance sheets of Buffalo Wild Wings, Inc. and subsidiaries (the Company) as of December 28, 2003 and December 26, 2004 and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 26, 2004 as contained in the annual report on Form 10-K for fiscal 2004. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Minneapolis, Minnesota

March 25, 2005

Buffalo Wild Wings, Inc.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description		Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Period
Allowance for doubtful accounts	2004 2003 2002	$25 21 75	$3 12 —	$3 8 54	$25 25 21

Store closing reserves	2004 2003 2002	222 222 —	(10 163 243)	76 163 21	136 222 222

BUFFALO WILD WINGS, INC.

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended:	Commission File No.
December 26, 2004	000-24743

Exhibit Number		Description

3.1		Restated Articles of Incorporation (1)

3.2		Restated Bylaws (1)

4.1		Form of specimen certificate representing Buffalo Wild Wings, Inc.’s common stock (1)

10.1		2003 Equity Incentive Plan and related forms of stock option agreements (1)(2)

10.2		Management Deferred Compensation Plan and Amendment No. 1 (1)(2)

10.3		Employment Agreement, dated as of December 1, 1999 with Sally J. Smith (1)(2)

10.4		Employment Agreement, dated as of December 1, 1999 with Mary J. Twinem (1)(2)

10.5		Employment Agreement, dated as of December 1, 1999 with Kathleen M. Benning (formerly Alberga) (1)(2)

10.6		Employment Agreement, dated as of April 22, 2002 with James M. Schmidt (1)(2)

10.8		Employment Agreement, dated as of August 20, 2001 with Emil Lee Sanders (1)(2)

10.9		Employment Agreement, dated as of February 25, 2002 with Judith A. Shoulak (1)(2)

10.10		Employment Agreement, dated as of December 1, 1999, with Craig W. Donoghue (1)(2)

10.11	*	Form of Franchise Agreement

10.12	*	Form of Area Development Agreement

10.13		Employee Stock Purchase Plan and Amendment No. 1 (1) (2)

10.14		Amendment to Management Deferred Compensation Plan, dated as of December 4, 2003 (incorporated by reference to Exhibit 10 20 to our Form 10-K for the fiscal year ended December 28, 2003) (2)

10.15		Amendment No. 1 to 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended June 27, 2004) (2)

10.16	*	Form of Restricted Stock Agreement currently used under the 2003 Equity Incentive Plan (2)

10.17	*	Director Compensation Arrangements as of June 28, 2004 (2)

10.18	*	2004/2005 Executive Bonus Plan (2)

10.19	*	Compensation Arrangements For Executive Officers for Fiscal Year 2005

21.1	*	List of Subsidiaries

23.1	*	Consent of Independent Registered Public Accounting Firm

24.1	*	Power of Attorney (included on the signature page)

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
(1)	Incorporated by reference to the corresponding exhibit numbers to our Registration Statement on Form S-1, Reg. No. 333-108695
(2)	Management agreement or compensatory plan or arrangement.