Form 10-Q
period 2005-03-27
BUFFALO WILD WINGS INC
filed 2005-05-04
CIK 1062449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended March 27, 2005

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

The number of shares outstanding of the registrant’s common stock as of April 26, 2005: 8,445,652 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

(unaudited)

	December 26, 2004	March 27, 2005
Assets

Current assets:
Cash and cash equivalents	$12,557	6,407
Marketable securities	36,454	42,606
Accounts receivable—franchisees, net of allowance of $25	689	808
Accounts receivable—other	2,077	3,583
Inventory	1,207	1,260
Income taxes receivable	1,727	724
Prepaid expenses	1,470	1,172
Deferred income taxes	840	700

Total current assets	57,021	57,260
Property and equipment, net	59,649	59,676
Restricted cash	782	666
Other assets	774	796
Goodwill	759	759

Total assets	$118,985	119,157

Liabilities and Stockholders’ Equity

Current liabilities:
Unearned franchise fees	$2,433	2,274
Accounts payable	5,383	3,963
Accrued compensation and benefits	6,339	4,729
Accrued expenses	3,663	3,515
Current portion of deferred lease credits	509	476

Total current liabilities	18,327	14,957

Long-term liabilities:
Marketing fund payables	782	666
Deferred income taxes	6,298	6,348
Deferred lease credits, net of current portion	7,871	8,545

Total liabilities	33,278	30,516

Commitments and contingencies (note 7)

Stockholders’ equity:
Undesignated stock, 5,600,000 shares authorized	—	—
Common stock, no par value. Authorized 15,600,000 shares; issued and outstanding 8,425,771 and 8,498,910, respectively	71,491	74,901
Deferred compensation	(1,817)	(4,744)
Retained earnings	16,033	18,484

Total stockholders’ equity	85,707	88,641

Total liabilities and stockholders’ equity	$118,985	119,157

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollar amounts in thousands except share and per share data)

(unaudited)

	Three months ended
	March 28, 2004	March 27, 2005
Revenue:
Restaurant sales	$35,926	45,073
Franchise royalties and fees	4,257	5,720

Total revenue	40,183	50,793

Costs and expenses:
Restaurant operating costs:
Cost of sales	12,427	15,231
Labor	9,959	13,217
Operating	5,422	6,857
Occupancy	2,293	3,156
Depreciation	2,033	2,675
General and administrative	4,054	5,626
Preopening	343	313
Restaurant closures and impairment	11	18

Total costs and expenses	36,542	47,093

Income from operations	3,641	3,700

Other income:
Interest income	133	272

	133	272

Earnings before income taxes	3,774	3,972
Income tax expense	1,472	1,521

Net earnings	$2,302	2,451

Earnings per common share—basic	$0.29	0.29
Earnings per common share—diluted	0.27	0.28

Weighted average shares outstanding—basic	7,815,430	8,367,068
Weighted average shares outstanding—diluted	8,381,545	8,676,772

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(unaudited)

	Three months ended
	March 28, 2004	March 27, 2005
Cash flows from operating activities:
Net earnings	$2,302	2,451
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	2,033	2,675
Amortization	—	5
Restaurant closures and impairment	11	18
Deferred lease credits	(56)	(61)
Deferred income taxes	85	190
Stock-based compensation	—	523
Change in operating assets and liabilities:
Accounts receivable	(1,072)	(981)
Inventory	(128)	(53)
Prepaid expenses	246	298
Other assets	(15)	(22)
Unearned franchise fees	401	(159)
Accounts payable	(124)	(1,420)
Income taxes	1,159	1,003
Accrued expenses	(774)	(1,758)

Net cash provided by operating activities	4,068	2,709

Cash flows from investing activities:
Acquisition of property and equipment	(5,958)	(2,662)
Purchase of marketable securities	—	(20,587)
Proceeds of marketable securities	—	14,430

Net cash used in investing activities	(5,958)	(8,819)

Cash flows from financing activities:
Issuance of common stock	185	286
Tax payments for restricted stock	—	(326)

Net cash provided by (used in) financing activities	185	(40)

Net decrease in cash and cash equivalents	(1,705)	(6,150)
Cash and cash equivalents at beginning of period	49,538	12,557

Cash and cash equivalents at end of period	$47,833	6,407

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 28, 2004 AND MARCH 27, 2005

(Dollar amounts in thousands, except per-share amounts)

(1)	Basis of Financial Statement Presentation

The consolidated statements as of December 26, 2004 and March 27, 2005, and for the three-month periods ended March 28, 2004 and March 27, 2005, have been prepared by Buffalo Wild Wings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information for the three-month periods ended March 28, 2004 and March 27, 2005, is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

The financial information as of December 26, 2004 is derived from the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 26, 2004, included in item 8 in the Fiscal 2004 Annual Report on Form 10-K, and should be read in conjunction with such financial statements.

The results of operations for the three-month period ended March 27, 2005 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 25, 2005.

(2)	Summary of Significant Accounting Policies

(a)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

The Company purchases its product from a number of suppliers and believes there are alternative suppliers. The primary food product used by Company-owned and franchised restaurants is fresh chicken wings. Fresh chicken wings are purchased by the Company based on current market conditions and are subject to fluctuation. Material increases in fresh chicken wing costs may adversely effect the Company’s operating results. For the three-month periods ended March 28, 2004 and March 27, 2005, fresh chicken wings were 38% and 31% respectively, of restaurant cost of sales.

(b)	Stock-Based Compensation

The Company adopted a stock performance plan in June 2004, under which restricted stock units are granted annually at the discretion of the Board. These units are subject to annual vesting upon the Company achieving performance targets established by the Board of Directors. The Company records compensation expense for the restricted stock units if vesting based on the achievement of performance targets is probable. The restricted stock units may vest one-third annually over a ten-year period as determined by meeting performance targets. However, the second third of the restricted stock units is not subject to vesting until the first one-third vests and the final one-third is not subject to vesting until the first two-thirds of the award has vested. An aggregate 52,607 restricted stock units in 2005 and 79,236 restricted stock units are subject to vesting in future periods.

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

The impact of calculating compensation cost for stock options under SFAS No. 123 is reflected over the options’ vesting period, typically four years.

	Three months ended
	March 28, 2004	March 27, 2005
Net earnings, as reported	$2,302	2,451
Add:
Total stock-based employee compensation expense included in reported earnings, net of related tax effects	—	323

Deduct:
Total stock-based employee compensation expense determined under fair value-based method for stock option and purchase plans, net of related tax effects	39	374

Pro forma net earnings	$2,263	2,400

Net earnings per common share:
As reported (basic)	$0.29	0.29
Pro forma (basic)	0.29	0.29

As reported (dilutive)	0.27	0.28
Pro forma (dilutive)	0.27	0.28

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended
	March 28, 2004	March 27, 2005
Expected dividend yield	0.0%	0.0%
Expected stock price volatility	38.0%	40.1%
Risk-free interest rate	2.9%	3.5%
Expected life of options	5 years	5 years

Volatility was calculated based on an analysis of the Company’s industry peers and its own stock price since the initial public offering in fiscal 2003.

(c)	Reclassifications

The accompanying consolidated financial statements for fiscal 2004 contain certain reclassifications to conform with the presentation used in fiscal 2005. These reclassifications included $40 of proceeds from lessors previously included in financing activities and now are included in deferred lease credits within operating activities in the fiscal 2004 consolidated statements of cash flows.

(3)	Marketable Securities

Marketable securities were comprised as follows:

	As of
	December 26, 2004	March 27, 2005
Held-to-maturity
Federal agencies	$5,645	7,738
Municipal securities	14,184	13,799

	19,829	21,537

Available-for-sale
Municipal securities	16,625	21,069

Total	$36,454	42,606

All held-to-maturity debt securities are due within one year and had aggregate fair values of $19.8 million and $21.5 million as of December 26, 2004 and March 27, 2005, respectively.

(4)	Property and Equipment

Property and equipment consists of the following:

	As of
	December 26, 2004	March 27, 2005
Construction in-process	$3,088	1,922
Leasehold improvements	51,736	54,024
Furniture, fixtures, and equipment	36,296	37,784

	91,120	93,730
Less accumulated depreciation	(31,471)	(34,054)

	$59,649	59,676

(5)	Earnings Per Share

The following is a reconciliation of basic and fully diluted earnings per share for the three-month periods ended March 28, 2004 and March 27, 2005:

	Three months ended March 28, 2004
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$2,302

Earnings per common share—basic	2,302	7,815,430	$0.29
Effect of dilutive securities
Stock options and warrants	—	566,115

Earnings per common share—diluted	$2,302	8,381,545	0.27

	Three months ended March 27, 2005
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$2,451

Earnings per common share—basic		8,367,068	$0.29
Effect of dilutive securities
Stock options and warrants	—	309,704

Earnings per common share—diluted	$2,451	8,676,772	0.28

Options and restricted stock units to acquire 2,360 shares in 2004 and 131,843 shares in 2005 have been excluded from the fully diluted calculation because the effect on net earnings per share would not have been dilutive.

(6)	Supplemental Disclosures of Cash Flow Information

	Three months ended
	March 28, 2004	March 27, 2005
Cash paid during the period for:
Income taxes	$264	330
Noncash financing and investing transactions:
Capitalization of preopening rent expense	$—	58
Adjustment of restricted stock to fair value	$—	3,450

(7)	Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2004. Information included in this discussion and analysis includes commentary on franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such sales information is an important measure of our performance and is useful in assessing consumer acceptance of the Buffalo Wild Wings® Grill & Bar concept and the overall health of the concept. Franchise information also provides an understanding of the Company’s revenues as franchise royalties and fees are based on the opening of franchise units and their sales. However, franchise sales and same-store sales information does not represent sales in accordance with GAAP, should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to system-wide financial information as defined or used by other companies.

Critical Accounting Policies

Our most critical accounting policies, which are those that require significant judgment, include: valuation of long-lived assets and store closing reserves, vendor allowances, and revenue recognition from franchise operations. A more in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 26, 2004.

Overview

As of March 27, 2005, we owned and operated 106 and franchised an additional 212 Buffalo Wild Wings ® Grill & Bar restaurants in 32 states. Of the 318 system-wide restaurants, 80 are located in Ohio. The restaurants have elements of both the quick casual and casual dining styles, both of which are part of a growing industry, with consumer spending in the quick casual segment increasing at a rate greater than in quick service or casual dining. The grill and bar segment is generally considered to be the largest and a growing sub-segment of the casual dining industry. Our long-term focus is to grow to a national chain of over 1,000 locations, with 20-25% annual unit growth in the next several years, continuing the strategy of developing both company-owned and franchised restaurants.

Our growth and success depend on several factors and trends. First, we continue to monitor and react to our cost of goods sold. The cost of goods sold is difficult to predict, as it ranged 32.4% to 35.0% quarter to quarter in 2004 and first quarter of 2005, mostly due to the price fluctuation in chicken wings. We are working to counteract the higher prices of chicken wings with the introduction of popular new menu items, effective marketing promotions and menu price increases. We will continue to monitor the cost of fresh chicken wing prices, as it can significantly change our cost of sales and cash flow from company-owned restaurants. We also are exploring other strategies that may decrease the percentage that fresh chicken wings represent in terms of total restaurant sales.

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

Our revenue is generated by:

•	Sales at our company-owned restaurants, which were 89% of total revenue in the first quarter of 2005. Food and nonalcoholic beverages accounted for 71% of restaurant sales. The remaining 29% of restaurant sales was from alcoholic beverages. The menu item with the highest sales volume is chicken wings at 27% of total restaurant sales.

•	Royalties and franchise fees received from our franchisees.

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

As a growing company, we review our trend in general and administrative expenses, exclusive of stock-based compensation expense, and are focused on reducing this expense as a percentage of revenue.

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Both of the first quarters of 2004 and 2005 consist of thirteen weeks.

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

Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in same-store sales, changes in fresh chicken wing prices, the timing and amount of new restaurant openings and related expenses, restaurant closures and asset impairment charges, general economic conditions and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period.

	Three months ended
	March 28, 2004	March 27, 2005
Revenue:
Restaurant sales	89.4%	88.7%
Franchising royalties and fees	10.6	11.3

Total revenue	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	34.6	33.8
Labor	27.7	29.3
Operating	15.1	15.2
Occupancy	6.4	7.0
Depreciation	5.1	5.3
General and administrative	10.1	11.1
Preopening	0.9	0.6
Restaurant closures and asset impairment	0.0	0.0

Total costs and expenses	90.9	92.7

Income from operations	9.1	7.3

Other income:
Interest income	0.3	0.5

	0.3	0.5

Earnings before income taxes	9.4	7.8
Income tax expense	3.7	3.0

Net earnings	5.7%	4.8%

The number of company-owned and franchised restaurants open are as follows:

	As of
	March 28, 2004	March 27, 2005
Company-owned restaurants	88	106
Franchised restaurants	168	212

The restaurant sales for company-owned and franchised restaurants are as follows:

	Three months ended (in thousands)
	March 28, 2004	March 27, 2005
Company-owned restaurant sales	$35,926	$45,073
Franchised restaurant sales	83,545	110,250

Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

	Three months ended
	March 28, 2004	March 27, 2005
Company-owned same-store sales	11.1%	6.1%
Franchised same-store sales	12.0	3.2

The quarterly average prices paid per pound for fresh chicken wings are as follows:

	Three months ended
	March 28, 2004	March 27, 2005
Average price per pound	$1.49	$1.45

Results of Operations for the Three Months Ended March 27, 2005 and March 28, 2004

Restaurant sales increased by $9.2 million, or 25.5%, to $45.1 million in 2005 from $35.9 million in 2004. The increase in restaurant sales was due to a $7.2 million increase associated with the opening of three new company-owned restaurants in 2005 and the 27 company-owned restaurants opened between September 29, 2003 and December 26, 2004 that did not meet the criteria for same-store sales and $2.0 million related to a 6.1% increase in same-store sales.

Franchise royalties and fees increased by $1.5 million, or 34.4%, to $5.7 million in 2005 from $4.3 million in 2004. The increase was due primarily to additional royalties collected from the 10 new franchised restaurants that opened in 2005 and the 35 franchised restaurants that opened in the last nine months of 2004. Same-store sales for franchised restaurants increased 3.2% in 2005.

Cost of sales increased by $2.8 million, or 22.6%, to $15.2 million in 2005 from $12.4 million in 2004 due primarily to more restaurants being operated in 2005. Cost of sales as a percentage of restaurant sales decreased to 33.8% in 2005 from 34.6% in 2004. The decrease in cost of sales as a percentage of restaurant sales was primarily due to lower fresh chicken wing costs and menu price increases. Fresh chicken wings were 31% of cost of goods sold in 2005 compared to 38% in 2004. We are susceptible to wing price fluctuations. For 2005, wing prices averaged $1.45 per pound, which was a 2.7% decrease over 2004.

Labor expenses increased by $3.3 million, or 32.7%, to $13.2 million in 2005 from $10.0 million in 2004 due primarily to more restaurants being operated in 2005. Labor expenses as a percentage of restaurant sales increased to 29.3% in 2005 from 27.7% in 2004. The increase in labor expenses as a percentage of restaurant sales was primarily due to higher labor costs in new markets as well as higher workers’ compensation rates for our 21 Ohio stores.

Operating expenses increased by $1.4 million, or 26.5%, to $6.9 million in 2005 from $5.4 million in 2004 due primarily to more restaurants being operated in 2005. Operating expenses as a percentage of restaurant sales remained essentially flat at 15.2% in 2005 from 15.1% in 2004.

Occupancy expenses increased by $863,000 or 37.6%, to $3.2 million in 2005 from $2.3 million in 2004 due primarily to more restaurants being operated in 2005. Occupancy expenses as a percentage of restaurant sales increased to 7.0% in 2005 from 6.4% in 2004, primarily due to higher rent expense in our newer markets.

Depreciation increased by $642,000, or 31.6%, to $2.7 million in 2005 from $2.0 million in 2004. The increase was primarily due to the additional depreciation on three new restaurants opened in 2005 and the 15 new restaurants that opened in the last nine months of 2004.

General and administrative expenses increased by $1.6 million, or 38.8%, to $5.6 million in 2005 from $4.1 million in 2004 due to higher corporate headcount. General and administrative expenses as a percentage of total revenue increased to 11.1% in 2005 from 10.1% in 2004. This increase was primarily due to the addition of $523,000 of stock-based compensation expense related to the Company’s restricted stock incentive program which was introduced in June 2004.

Preopening costs decreased by $30,000, or 8.7%, to $313,000 in 2005 from $343,000 in 2004. We opened three new company-owned restaurants in 2005 and had costs for six restaurants not yet opened. We opened four new restaurants in the first quarter of 2004 and had costs for five restaurants not yet opened. With the newly interpreted lease accounting rules, our preopening expenses are expected to increase by $5,000 to $8,000 per opening due to the expensing of rent during the two-week period of time prior to opening the restaurant.

Restaurant closures and asset impairment increased by $7,000 to $18,000 in 2005 from $11,000 in 2004. The expense in both years represented miscellaneous asset impairments.

Interest income increased by $139,000 to $272,000 in 2005 from $133,000 in 2004. The increase was due to higher interest rates. The Company began purchasing marketable securities during the first quarter of 2004. Cash and marketable securities balances at the end of the quarter were $49.0 million in 2005 compared to $47.8 million in 2004.

Provision for income taxes increased $49,000 to $1.5 million in 2005. The effective tax rate as a percentage of income before taxes decreased to 38.3% in 2005 from 39.0% in 2004. Our effective tax rate reflects the full federal and state statutory rates on taxable income. For 2005, we believe our effective tax rate will be between 38 and 39%.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for new restaurant construction, remodeling and maintaining our existing company-owned restaurants, working capital and other general business needs. Our main sources of liquidity and capital are cash flows from operations and proceeds from the issuance of common stock through the initial public offering in November 2003. The cash and marketable securities balance at March 27, 2005 was $49.0 million. We invest our cash and marketable securities balances in short-term investment instruments with the focus on protection of principal, adequate liquidity and maximization of after-tax returns. These investments include, but are not limited to, high quality money market funds, commercial paper, US government-backed instruments, repurchase agreements, municipal securities, and asset-backed securities.

For the three months ended March 27, 2005, net cash provided by operating activities was $2.7 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, adjusted for increases in income taxes payable offset by an increase in accounts receivable and a decrease in accounts payable and accrued expenses. The change in income taxes was due to the timing of income tax payments. The increase in accounts receivable was due to higher credit card and interest receivables. The decrease in accounts payable and accrued expenses is due to the payout of incentive compensation and lower construction payments at the end of March 2005.

For the three months ended March 28, 2004, net cash provided by operating activities was $4.1 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, adjusted for increases in income taxes payable and unearned franchise fees offset by an increase in accounts receivable and a decrease in accrued expenses. The change in income taxes was due to the timing of income tax payments. The increase in unearned franchise fees was due to an increased number of franchise agreements sold but not yet opened. The increase in accounts receivable was due to higher credit card and vendor related receivables. The decrease in accrued expenses is due to the payout of incentive compensation.

For the three months ended March 27, 2005 and March 28, 2004, net cash used in investing activities was $8.8 million and $6.0 million, respectively. Investing activities in both periods consisted of purchases of property and equipment related to the opening of new company-owned restaurants and restaurants under construction. During the first quarter of 2005 and 2004, we opened three and four restaurants, respectively. We expect capital expenditures for the entire year of 2005 to be $23 to 24 million primarily for the addition of 19 to 21 new company-owned restaurants and the renovation and maintenance of existing restaurants. Subsequent to the first quarter of 2004, the Company began investing in marketable securities with maturities longer than 90 days. In 2005, the Company purchased $20.6 million of marketable securities and received proceeds of $14.4 million as these investments matured or were sold.

For the three months ended March 27, 2005 and March 28, 2004, net cash provided by (used in) financing activities was $(40,000) and $185,000, respectively. Net cash used in financing activities for 2005 resulted primarily from the issuance of common stock from the exercise of stock options of $286,000, offset by tax payments for restricted stock of $326,000. No additional funding from the issuance of common stock (other than from the exercise of options) is anticipated for the remainder of 2005. Net cash provided by financing activities in 2004 consisted of the issuance of common stock from the exercise of stock options and warrants.

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

The following table presents a summary of our contractual operating lease obligations and commitments as of March 27, 2005:

		Payments Due By Period (in thousands)
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$103,482	11,544	22,915	20,126	48,897
Lease commitments for restaurants under development	26,173	1,335	3,850	3,876	17,112

Total	$129,655	12,879	26,765	24,002	66,009

Prior to our initial public offering, we operated with a net working capital deficit utilizing our cash from operations and proceeds from equity financings and equipment leasing to fund our operations and our expansion. We believe the cash flow from our operating activities and the proceeds from our initial public offering will be sufficient to fund our operations and meet our obligations for the foreseeable future.

Risk Factors/Forward-Looking Statements

The foregoing discussion and other statements in this report contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. The Company’s forward-looking statements generally relate to its growth strategy, financial results, sales efforts, acquisition plans and cash requirements. Although it is not possible to foresee all of the factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others, the risk factors (each of which is discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 26, 2004) that follow. Investors are cautioned that all forward-looking statements involve risk and uncertainties.

•	Fluctuations in chicken wing prices could reduce our operating income.

•	We may be unable to successfully open new restaurants and our revenue growth rate and profits may be reduced.

•	We must identify and obtain a sufficient number of suitable new restaurant sites for us to sustain our revenue growth rate.

•	Our restaurants may not achieve market acceptance in the new geographic regions we enter.

•	New restaurants added to our existing markets may take sales from existing restaurants.

•	Implementing our expansion strategy may strain our resources.

•	We are dependent on franchisees and their success.

•	We may not be able to attract and retain qualified personnel to operate and manage our restaurants.

•	Our franchisees may take actions that could harm our business.

•	Changes in consumer preferences or discretionary consumer spending could harm our performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to our cash and marketable securities. We invest our excess cash in highly liquid short-term investments with maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and marketable securities and, therefore, impact our cash flows and results of operations.

Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. We use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. The primary food product used by company-owned and franchised restaurants is fresh chicken wings. We purchase fresh chicken wings based on current market prices which are subject to fluctuation. A material increase in fresh chicken wing costs may adversely affect our operating results. Fresh chicken wing prices during the first quarter of 2005 averaged 2.7% lower than the average per pound price in 2004. Unless there is a continued reduction in the price of fresh chicken wings, or we are able to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the high wing prices, our operating results could be adversely affected. Fresh chicken wings accounted for approximately 38% and 31% of our cost of sales in the first quarter of 2004 and 2005, respectively, with an average price per pound of $1.49 and $1.45, respectively. If we had experienced a 10% change in fresh chicken wing costs during the first quarter of 2005, restaurant cost of sales would have changed by approximately $475,000 for the fiscal quarter.

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

Refer to Item 3 (Legal Proceedings) of our Annual Report on Form 10-K for the fiscal year ended December 26, 2004 for a discussion of our current material legal proceedings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We completed an initial public offering (“IPO”) of 3,450,000 shares of common stock, of which 3,250,000 shares were offered by the Company and 200,000 were offered by selling shareholders, at an aggregate offering price of $58.7 million, or $17.00 per share, pursuant to registration statement No. 333-108695, which was declared effective on November 20, 2003. The managing underwriters for the IPO were RBC Capital Markets, SG Cowen and McDonald Investments Inc.

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

We filed a Form 8-K dated January 11, 2005, announcing our preliminary 2004 fourth quarter financial results.

We filed a Form 8-K dated February 10, 2005, announcing our 2004 fourth quarter and year-end financial results.

We filed a Form 8-K dated March 7, 2005, announcing a restatement of prior years’ financial statements.

We filed a Form 8-K dated March 28, 2005, announcing that a restatement was not necessary and revised 2004 year-end financial results.

We filed a Form 8-K dated April 26, 2005, announcing our 2005 first quarter financial results.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2005	BUFFALO WILD WINGS, INC.

	By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer (principal executive officer)

		By:	/s/ Mary J. Twinem
Mary J. Twinem, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

BUFFALO WILD WINGS, INC.

FORM 10-Q FOR QUARTER ENDED MARCH 27, 2005

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