Form 10-Q
period 2005-06-26
BUFFALO WILD WINGS INC
filed 2005-08-03
CIK 1062449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 26, 2005

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

The number of shares outstanding of the registrant’s common stock as of July 28, 2005: 8,470,518 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except share data)

(unaudited)

	December 26, 2004	June 26, 2005
Assets
Current assets:
Cash and cash equivalents	$12,557	4,501
Marketable securities	36,454	46,482
Accounts receivable—franchisees, net of allowance of $25	689	726
Accounts receivable—other	2,077	2,792
Inventory	1,207	1,122
Income taxes receivable	1,727	745
Prepaid expenses	1,470	758
Deferred income taxes	840	1,059

Total current assets	57,021	58,185
Property and equipment, net	59,649	62,581
Restricted cash	782	3,017
Other assets	774	792
Goodwill	759	759

Total assets	$118,985	125,334

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$2,433	2,138
Accounts payable	5,383	5,023
Accrued compensation and benefits	6,339	5,715
Accrued expenses	3,663	3,315
Current portion of deferred lease credits	509	488

Total current liabilities	18,327	16,679
Long-term liabilities:
Marketing fund payables	782	3,017
Deferred income taxes	6,298	5,625
Deferred lease credits, net of current portion	7,871	8,674

Total liabilities	33,278	33,995

Commitments and contingencies (note 7)
Stockholders’ equity:
Undesignated stock, 5,600,000 shares authorized	—	—
Common stock, no par value. Authorized 15,600,000 shares; issued and outstanding 8,425,771 and 8,600,010, respectively	71,491	74,348
Deferred compensation	(1,817)	(3,429)
Retained earnings	16,033	20,420

Total stockholders’ equity	85,707	91,339

Total liabilities and stockholders’ equity	$118,985	125,334

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollar amounts in thousands except share and per share data)

(unaudited)

	Three months ended		Six months ended
	June 27, 2004	June 26, 2005	June 27, 2004	June 26, 2005
Revenue:
Restaurant sales	$35,291	42,570	71,217	87,643
Franchise royalties and fees	4,261	5,653	8,518	11,373

Total revenue	39,552	48,223	79,735	99,016

Costs and expenses:
Restaurant operating costs:
Cost of sales	12,342	13,291	24,769	28,522
Labor	10,095	12,976	20,054	26,193
Operating	5,358	6,666	10,780	13,523
Occupancy	2,582	3,395	4,875	6,551
Depreciation	2,156	2,832	4,189	5,507
General and administrative (1)	4,569	5,634	8,623	11,260
Preopening	451	600	794	913
Restaurant closures and impairment	28	4	39	22

Total costs and expenses	37,581	45,398	74,123	92,491

Income from operations	1,971	2,825	5,612	6,525

Other income:
Interest income	155	337	288	609

	155	337	288	609

Earnings before income taxes	2,126	3,162	5,900	7,134
Income tax expense	829	1,226	2,301	2,747

Net earnings	$1,297	1,936	3,599	4,387

Earnings per common share—basic	$0.16	0.23	0.45	0.52
Earnings per common share—diluted	0.15	0.22	0.42	0.51
Weighted average shares outstanding—basic	8,096,981	8,448,459	8,044,525	8,407,764
Weighted average shares outstanding—diluted	8,575,186	8,674,507	8,565,395	8,671,148

(1)	Contains stock-based compensation of $127, $330, $127, and $854

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(unaudited)

	Six months ended
	June 27, 2004	June 26, 2005
Cash flows from operating activities:
Net earnings	$3,599	4,387
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	4,189	5,507
Amortization	72	(20)
Restaurant closures and impairment	39	22
Deferred lease credits	62	643
Deferred income taxes	213	(892)
Stock-based compensation	127	854
Change in operating assets and liabilities:
Accounts receivable	(681)	(752)
Inventory	38	85
Prepaid expenses	291	712
Other assets	(73)	(18)
Unearned franchise fees	183	(295)
Accounts payable	(367)	(360)
Income taxes	29	982
Accrued expenses	(628)	(972)

Net cash provided by operating activities	7,093	9,883

Cash flows from investing activities:
Acquisition of property and equipment	(10,768)	(8,322)
Purchase of marketable securities	(57,817)	(47,079)
Proceeds of marketable securities	24,200	37,071

Net cash used in investing activities	(44,385)	(18,330)

Cash flows from financing activities:
Issuance of common stock	976	717
Tax payments for restricted stock	—	(326)

Net cash provided by financing activities	976	391

Net decrease in cash and cash equivalents	(36,316)	(8,056)
Cash and cash equivalents at beginning of period	49,538	12,557

Cash and cash equivalents at end of period	$13,222	4,501

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 27, 2004 AND JUNE 26, 2005

(Dollar amounts in thousands except share and per share data)

(1)	Basis of Financial Statement Presentation

The consolidated statements as of December 26, 2004 and June 26, 2005, and for the three-month and six-month periods ended June 27, 2004 and June 26, 2005, have been prepared by Buffalo Wild Wings, Inc. (the “Company”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information for the three-month and six-month periods ended June 27, 2004 and June 26, 2005, is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

The financial information as of December 26, 2004, is derived from the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended December 26, 2004, included in item 8 in the Fiscal 2004 Annual Report on Form 10-K, and should be read in conjunction with such financial statements.

The results of operations for the three-month and six-month period ended June 26, 2005, are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 25, 2005.

(2)	Summary of Significant Accounting Policies

(a)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

The Company purchases its product from a number of suppliers and believes there are alternative suppliers. The primary food product used by Company-owned and franchised restaurants is fresh chicken wings. Fresh chicken wings are purchased by the Company based on current market conditions and are subject to fluctuation. Material increases in fresh chicken wing costs may adversely effect the Company’s operating results. For the three-month periods ended June 27, 2004 and June 26, 2005, fresh chicken wings were 36.8% and 26.5% respectively, of restaurant cost of sales. For the six-month periods ended June 27, 2004 and June 26, 2005, fresh chicken wings were 37.6% and 29.0% respectively, of restaurant cost of sales.

(b)	Stock-Based Compensation

The Company adopted a stock performance plan in June 2004, under which restricted stock units are granted annually at the discretion of the Board. These units are subject to annual vesting upon the Company achieving performance targets established by the Board of Directors. The Company records compensation expense for the restricted stock units if vesting based on the achievement of performance targets is probable. The restricted stock units may vest one-third annually over a ten-year period as determined by meeting performance targets. However, the second third of the restricted stock units is not subject to vesting until the first one-third has vested and the final one-third is not subject to vesting until the first two-thirds of the award has vested. An aggregate 51,924 restricted stock units in 2005 and 78,331 restricted stock units in future periods are subject to vesting.

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

The impact of calculating compensation cost for stock options under SFAS No. 123 is reflected over the options’ vesting period, typically four years.

	Three months ended		Six months ended
	June 27, 2004	June 26, 2005	June 27, 2004	June 26, 2005
Net earnings, as reported	$1,297	1,936	3,599	4,387
Add:
Total stock-based employee compensation expense included in reported earnings, net of related tax effects	77	203	77	525
Deduct:
Total stock-based employee compensation expense determined under fair value-based method for stock option, stock performance, and purchase plans, net of related tax effects	(113)	(261)	(150)	(633)

Pro forma net earnings	$1,261	1,878	3,526	4,279

Net earnings (loss) per common share:
As reported (basic)	$0.16	0.23	0.45	0.52
Pro forma (basic)	0.16	0.22	0.44	0.51
As reported (dilutive)	0.15	0.22	0.42	0.51
Pro forma (dilutive)	0.15	0.22	0.41	0.49

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	Three months ended		Six months ended
	June 27, 2004	June 26, 2005	June 27, 2004	June 26, 2005
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected stock price volatility	38.0%	41.3%	38.0%	41.3%
Risk-free interest rate	2.9%	3.7%	2.9%	4.0%
Expected life in years	5	5	5	5

Volatility was calculated based on an analysis of the Company’s industry peers and its own stock price since the initial public offering in November 2003.

(c)	Reclassifications

The accompanying consolidated financial statements for fiscal 2004 contain certain reclassifications to conform with the presentation used in fiscal 2005. These reclassifications include proceeds from lessors previously included in financing activities which now are included in deferred lease credits within operating activities in the fiscal 2004 consolidated statements of cash flows.

(3)	Marketable Securities

Marketable securities were comprised as follows:

	As of
	December 26, 2004	June 26, 2005
Held-to-maturity
Federal agencies	$5,645	8,218
Municipal securities	14,184	10,157

	19,829	18,375

Available-for-sale
Municipal securities	16,625	28,107

Total	$36,454	46,482

All held-to-maturity debt securities are due within one year and had aggregate fair values of $19.8 million and $18.4 million as of December 26, 2004 and June 26, 2005, respectively.

(4)	Property and Equipment

Property and equipment consists of the following:

	As of
	December 26, 2004	June 26, 2005
Construction in-process	$3,088	2,449
Leasehold improvements	51,736	57,024
Furniture, fixtures, and equipment	36,296	39,975

	91,120	99,448
Less accumulated depreciation and amortization	(31,471)	(36,867)

	$59,649	62,581

(5)	Earnings Per Share

The following is a reconciliation of basic and fully diluted earnings per share for the three-month and six-month periods ended June 27, 2004 and June 26, 2005:

	Three months ended June 27, 2004
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings available to common shareholders	$1,297

Earnings per common share—basic	1,297	8,096,981	$0.16
Effect of dilutive securities
Stock options and warrants	—	478,205

Earnings per common share—diluted	$1,297	8,575,186	0.15

	Three months ended June 26, 2005
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings available to common shareholders	$1,936

Earnings per common share—basic	1,936	8,448,459	$0.23
Effect of dilutive securities
Stock options	—	226,048

Earnings per common share—diluted	$1,936	8,674,507	0.22

	Six months ended June 27, 2004
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings available to common shareholders	$3,599

Earnings per common share—basic	3,599	8,044,525	$0.45
Effect of dilutive securities
Stock options and warrants	—	520,870

Earnings per common share—diluted	$3,599	8,565,395	0.42

	Six months ended June 26, 2005
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings available to common shareholders	$4,387

Earnings per common share—basic	4,387	8,407,764	$0.52
Effect of dilutive securities
Stock options	—	263,384

Earnings per common share—diluted	$4,387	8,671,148	0.51

79,527 shares and 132,405 shares for the three-month periods ended June 27, 2004 and June 26, 2005, respectively, and 80,464 shares and 130,255 shares for the six-month periods ended June 27, 2004 and June 26, 2005, respectively, have been excluded from the fully diluted calculation because the effect on net earnings per share would not have been dilutive.

(6)	Supplemental Disclosures of Cash Flow Information

	Six months ended
	June 27, 2004	June 26, 2005
Cash paid during the period for:
Income taxes	$2,094	2,658
Noncash financing and investing transactions:
Capitalization of preopening rent expense	—	139
Adjustment of restricted stock units to fair value	2,251	2,466

(7)	Contingencies

The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s consolidated financial position and results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 26, 2004. Information included in this discussion and analysis includes commentary on franchised restaurant units, restaurant sales, same store sales, and average weekly sales volumes. Management believes such information is an important measure of our performance and is useful in assessing consumer acceptance of the Buffalo Wild Wings® Grill & Bar concept. Franchise information also provides an understanding of the Company’s revenues as franchise royalties and fees are based on the opening of franchised units and their sales. However, franchised sales and same-store sales information does not show sales in accordance with GAAP, should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to system-wide financial information as defined or used by other companies.

Critical Accounting Policies

Our most critical accounting policies, which are those that require significant judgment, include: valuation of long-lived assets and store closing reserves, vendor allowances, and revenue recognition from franchise operations. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 26, 2004. There have been no changes to those policies during this period.

Overview

As of June 26, 2005, we owned and operated 110 and franchised an additional 224 Buffalo Wild Wings ® Grill & Bar restaurants in 34 states. Of the 334 system-wide restaurants, 80 are located in Ohio. The restaurants have elements of both the quick casual and casual dining styles, both of which are part of a growing industry. The grill and bar segment is generally considered to be the largest and a growing sub-segment of the casual dining industry. Our long-term focus is to grow to a national chain of over 1,000 locations, with 20-25% annual unit growth in the next several years, continuing the strategy of developing both company-owned and franchised restaurants.

Our growth and success depend on several factors and trends. First, we continue to monitor and react to our cost of goods sold. The cost of goods sold is difficult to predict, as it ranged 31.2% to 35.0% quarter to quarter in 2004 and 2005, mostly due to the price fluctuation in chicken wings. We work to counteract higher prices of chicken wings with the introduction of new menu items, effective marketing promotions to drive sales, and menu price increases. We will continue to monitor the cost of fresh chicken wing prices, as it can significantly change our cost of sales and cash flow from company-owned restaurants.

A second factor is our success in new markets. In 2005, we do not plan to enter any markets in which we do not already have a presence, although we are opening new corporate restaurants in markets where we already have franchise locations. We will, however, continue our development efforts in the markets we entered in 2004, including new Company-owned restaurants in the Dallas and Denver markets, which have met our expectations, and will focus on improving performance in the Atlanta market. Third, we will continue our focus on trends in Company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume, and therefore cash flow per location. We remain committed to high quality operations and guest hospitality, as evidenced by the implementation of our new Choice Service Style in Company-owned and franchised restaurants.

Our revenue is generated by:

•	Sales at our company-owned restaurants were 88% of total revenue in the second quarter of 2005. Food and nonalcoholic beverages accounted for 72% of restaurant sales. The remaining 28% of restaurant sales was from alcoholic beverages. The menu item with the highest sales volume is chicken wings at 26% of total restaurant sales.

•	Royalties and franchise fees received from our franchisees.

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

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Both of the second quarters of 2004 and 2005 consisted of thirteen weeks. Both of the six-month periods of 2004 and 2005 consisted of twenty-six weeks.

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

Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including, increases or decreases in same-store sales, changes in fresh chicken wing prices, the timing and number of new restaurant openings and related expenses, asset impairment charges, store closing charges, general economic conditions, stock-based compensation, and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period.

	Three months ended		Six months ended
	June 27, 2004	June 26, 2005	June 27, 2004	June 26, 2005
Revenue:
Restaurant sales	89.2%	88.3%	89.3%	88.5%
Franchising royalties and fees	10.8	11.7	10.7	11.5

Total revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	35.0	31.2	34.8	32.5
Labor	28.6	30.5	28.2	29.9
Operating	15.2	15.7	15.1	15.4
Occupancy	7.3	8.0	6.8	7.5
Depreciation	5.5	5.9	5.3	5.6
General and administrative	11.6	11.7	10.8	11.4
Preopening	1.1	1.2	1.0	0.9
Restaurant closures and asset impairment	0.1	0.0	0.0	0.0

Total costs and expenses	95.0	94.1	93.0	93.4

Income from operations	5.0	5.9	7.0	6.6

Other income:
Interest income	0.4	0.7	0.4	0.6

Earnings before income taxes	5.4	6.6	7.4	7.2
Income tax expense	2.1	2.5	2.9	2.8

Net earnings	3.3	4.0	4.5	4.4

The number of company-owned and franchised restaurants open are as follows:

	As of
	June 27, 2004	June 26, 2005
Company-owned restaurants	92	110
Franchised restaurants	175	224

The total restaurant sales for company-owned and franchised restaurants are as follows (dollars in thousands):

	Three months ended		Six months ended
	June 27, 2004	June 26, 2005	June 27, 2004	June 26, 2005
Company-owned restaurant sales	$35,291	42,570	71,217	87,643
Franchised restaurant sales	82,045	111,868	165,601	222,118

Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

	Three months ended		Six months ended
	June 27, 2004	June 26, 2005	June 27, 2004	June 26, 2005
Company-owned same-store sales	10.6%	2.7%	10.8%	4.4%
Franchised same-store sales	10.4%	1.8%	11.2%	2.5%

The quarterly average prices paid per pound for fresh chicken wings are as follows:

	Three months ended		Six months ended
	June 27, 2004	June 26, 2005	June 27, 2004	June 26, 2005
Average price per pound	$1.46	1.14	1.47	1.29

Results of Operations for the Three Months Ended June 26, 2005 and June 27, 2004

Restaurant sales increased by $7.3 million, or 20.6%, to $42.6 million in 2005 from $35.3 million in 2004. The increase in restaurant sales was due to a $6.4 million increase associated with the opening of seven new Company-owned restaurants in the first six months of 2005 and the 19 company-owned restaurants opened in 2004 that did not meet the criteria for same-store sales and $886,000 related to a 2.7% increase in same-store sales. The decrease in same-store sales from 10.6% in 2004 to 2.7% in 2005 was a drop from historically high to more modest levels of same-store sales approximating our menu price increases.

Franchise royalties and fees increased by $1.4 million, or 32.7%, to $5.7 million in 2005 from $4.3 million in 2004. The increase was due primarily to additional royalties collected from the 23 new franchised restaurants that opened in 2005 and the 28 franchised restaurants that opened in the last six months of 2004. Same-store sales for franchised restaurants increased 1.8% in 2005.

Cost of sales increased by $949,000, or 7.7%, to $13.3 million in 2005 from $12.3 million in 2004 due primarily to more restaurants in operation in 2005. Cost of sales as a percentage of restaurant sales decreased to 31.2% in 2005 from 35.0% in 2004. The decrease in cost of sales as a percentage of restaurant sales was primarily due to lower fresh chicken wing costs. We are susceptible to wing price fluctuations, and for the second quarter of 2005 wing prices averaged $1.14 per pound, which was a 21.9% decrease from 2004.

Labor expenses increased by $2.9 million, or 28.5%, to $13.0 million in 2005 from $10.1 million in 2004 due primarily to more restaurants in operation in 2005. Labor expenses as a percentage of restaurant sales increased to 30.5% in 2005 from 28.6% in 2004. The increase in labor expenses as a percentage of restaurant sales was primarily due to higher labor costs in new markets, higher workers’ compensation rates for our 21 Ohio stores, and higher health insurance costs.

Operating expenses increased by $1.3 million, or 24.4%, to $6.7 million in 2005 from $5.4 million in 2004 due primarily to more restaurants in operation in 2005. Operating expenses as a percentage of restaurant sales increased to 15.7% in 2005 from 15.2% in 2004. The increase in operating expenses as a percentage of restaurant sales was primarily due to increased credit card use by customers resulting in greater credit card fees, and higher utility costs, partially offset by lower insurance costs.

Occupancy expenses increased by $813,000, or 31.5%, to $3.4 million in 2005 from $2.6 million in 2004 due primarily to more restaurants in operation in 2005. Occupancy expenses as a percentage of restaurant sales increased to 8% in 2005 from 7.3% in 2004, primarily due to higher rent expense as a percentage of their current sales levels for restaurants in our newer markets.

Depreciation increased by $676,000, or 31.4%, to $2.8 million in 2005 from $2.2 million in 2004. The increase was primarily due to the additional depreciation on seven new restaurants opened in 2005 and the 11 new restaurants that opened in the last six months of 2004.

General and administrative expenses increased by $1.1 million, or 23.3%, to $5.6 million in 2005 from $4.6 million in 2004 due to higher corporate headcount and accrued incentive compensation. General and administrative expenses as a percentage of total revenue increased to 11.7% in 2005 from 11.6% in 2004. This increase was primarily due to an increase in stock-based compensation of $203,000 to $330,000 from $127,000 in the prior year.

Preopening costs increased by $149,000, to $600,000 in 2005 from $451,000 in 2004. We opened four new Company-owned restaurants in the second quarter of 2005, incurred costs of approximately $50,000 for openings before the second quarter of 2005, and incurred $157,000 for restaurants that will open in the third quarter of 2005 or later. In the second quarter 2004, we opened four new Company-owned restaurants, incurred costs of $42,000 for restaurants that opened before the second quarter of 2004, and incurred costs of $139,000 for restaurants that opened in third quarter of 2004 or later.

Restaurant closures and asset impairment decreased by $24,000 to $4,000 in 2005 from $28,000 in 2004. The amount expensed in 2004 and 2005 represents miscellaneous asset impairments and retirements.

Interest income increased by $182,000 to $337,000 in 2005 from $155,000 in 2004. The increase was primarily due to higher interest rates. Cash and marketable securities balances at the end of the quarter were $51.0 million in 2005 compared to $46.8 million for the second quarter of 2004.

Provision for income taxes increased $397,000 to $1.2 million in 2005 from $829,000 in 2004. The effective tax rate as a percentage of income before taxes decreased to 38.8% in 2005 from 39.0% in 2004. Our effective tax rate reflects the full federal and state statutory rates on taxable income. For 2005, we believe our effective tax rate will be between 38% and 39%.

Results of Operations for the Six Months Ended June 26, 2005 and June 27, 2004

Restaurant sales increased by $16.4 million, or 23.1%, to $87.6 million in 2005 from $71.2 million in 2004. The increase in restaurant sales was due to a $13.6 million increase associated with the opening of 7 new Company-owned restaurants in the first six months of 2005 and the 27 Company-owned restaurants opened before 2005 that did not meet the criteria for same-store sales and $2.9 million related to a 4.4% increase in same-store sales. The decrease in same-store sales from 10.8% in 2004 to 4.4% in 2005 was a drop from historically high to more modest levels.

Franchise royalties and fees increased by $2.9 million, or 33.5%, to $11.4 million in 2005 from $8.5 million in 2004. The increase was due primarily to additional royalties collected from the 23 new franchised restaurants that opened in 2005 and the 28 franchised restaurants that opened in the last six months of 2004. Same-store sales for franchised restaurants increased 2.5% in 2005.

Cost of sales increased by $3.8 million, or 15.2%, to $28.5 million in 2005 from $24.8 million in 2004 due primarily to more restaurants in operation in 2005. Cost of sales as a percentage of restaurant sales decreased to 32.5% in 2005 from 34.8% in 2004. The decrease in cost of sales as a percentage of restaurant sales was primarily due to lower fresh chicken wing costs.

Labor expenses increased by $6.1 million, or 30.6%, to $26.2 million in 2005 from $20.1 million in 2004 due primarily to more restaurants in operation in 2005. Labor expenses as a percentage of restaurant sales increased to 29.9% in 2005 from 28.2% in 2004. The increase in labor expenses as a percentage of restaurant sales was primarily due to higher labor costs in our newer markets, higher workers’ compensation rates for our 21 Ohio stores, and higher health insurance costs.

Operating expenses increased by $2.7 million, or 25.4%, to $13.5 million in 2005 from $10.8 million in 2004 due primarily to more restaurants in operation in 2005. Operating expenses as a percentage of restaurant sales increased to 15.4% in 2005 from 15.1% in 2004. The increase in operating expenses as a percentage of restaurant sales was primarily due to increased credit card use by customers resulting in greater credit card fees partially offset by lower insurance costs.

Occupancy expenses increased by $1.7 million, or 34.4%, to $6.6 million in 2005 from $4.9 million in 2004 due primarily to more restaurants in operation in 2005. Occupancy expenses as a percentage of restaurant sales increased to 7.5% in 2005 from 6.8% in 2004, primarily due to higher rent expense as a percentage of their current sales levels for restaurants in our newer markets.

Depreciation increased by $1.3 million, or 31.5%, to $5.5 million in 2005 from $4.2 million in 2004. The increase was primarily due to the additional depreciation on seven new restaurants opened in 2005 and the 11 new restaurants that opened in the last six months of 2004.

General and administrative expenses increased by $2.6 million, or 30.6%, to $11.3 million in 2005 from $8.6 million in 2004 due to higher corporate headcount. General and administrative expenses as a percentage of total revenue increased to 11.4% in 2005 from 10.8% in 2004. This increase was primarily due to an increase in stock-based compensation of $727,000 to $854,000 from $127,000 in the prior year.

Preopening costs increased by $119,000, to $913,000 in 2005 from $794,000 in 2004. We opened seven new Company-owned restaurants in the first half of 2005, incurred costs of $50,000 for openings in 2004, and incurred $157,000 for restaurants that will open in the third quarter of 2005 or later. In the first half of 2004, we opened eight new Company-owned restaurants, incurred costs of $30,000 for restaurants that opened in 2003, and incurred costs of $171,000 for restaurants that opened in the third quarter of 2004 or later.

Restaurant closures and asset impairment decreased by $17,000 to $22,000 in 2005 from $39,000 in 2004. The expense in 2004 and 2005 represented miscellaneous asset impairments and retirements.

Interest income increased by $321,000 to $609,000 in 2005 from $288,000 in 2004. The increase was primarily due to higher interest rates. Cash and marketable securities balances at the end of the quarter were $51.0 million in 2005 compared to $46.8 million for the second quarter of 2004.

Provision for income taxes increased $446,000 to $2.7 million in 2005 from $2.3 million in 2004. The effective tax rate as a percentage of income before taxes decreased to 38.5% in 2005 from 39.0% in 2004. Our effective tax rate reflects the full federal and state statutory rates on taxable income. For 2005, we believe our effective tax rate will be between 38% and 39%.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for new restaurant construction, remodeling and maintaining our existing company-owned restaurants, working capital and other general business needs. Our main sources of liquidity and capital are cash flows from operations and proceeds from the issuance of common stock through an initial public offering in November 2003. The cash and marketable securities balance at June 26, 2005 was $51.0 million. We invest our cash balances in short-term investment instruments with the focus on protection of principal, adequate liquidity and maximization of after-tax returns. These investments can include, but are not limited to, high quality money market funds, commercial paper, US government-backed instruments, repurchase agreements, municipal securities, and asset-backed securities.

For the six months ended June 26, 2005, net cash provided by operating activities was $9.9 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, a decrease in prepaid expenses, partially offset by an increase in accounts receivable and a decrease in accrued expenses. The decrease in prepaid expenses was due primarily to the timing of insurance payments. The increase in accounts receivable was due to higher credit card receivables. The decrease in accrued expenses was primarily due to lower gift card sales and the payout of incentive compensation in March.

For the six months ended June 27, 2004, net cash provided by operating activities was $7.1 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, increases in accounts receivable and decreases in accounts payable and accrued expenses. The decrease in accounts payable is due to the timing of payments, decreased level of construction activity, and purchases due to lower seasonal sales at June 27, 2004 as compared to December 28, 2003. The increase in accounts receivable was due to higher credit card and vendor related receivables. The decrease in accrued expenses is due to the payout of incentive compensation in March.

For the six months ended June 26, 2005 and June 27, 2004, net cash used in investing activities was $18.3 million and $44.4 million, respectively. Investing activities consisted of purchases of property and equipment related to the opening of new company-owned restaurants and restaurants under construction, purchases of marketable securities, and sales or maturities of those securities. During the first six months of 2005 and 2004, we opened seven and eight restaurants, respectively. We expect capital expenditures for the entire year of 2005 to approximate $23 to 24 million for the addition of about 20 new company-owned restaurants and the renovation and maintenance of existing restaurants. For the first six months of 2005, the Company purchased $47.1 million of marketable securities and received proceeds of $37.1 million as these investments matured or were sold. For the first six months of 2004, the Company purchased $57.8 million of marketable securities and received proceeds of $24.2 million as these investments matured or were sold.

For the six months ended June 26, 2005 and June 27, 2004, net cash provided by financing activities was $391,000 and $976,000, respectively. Net cash provided by financing activities for 2005 resulted from the issuance of common stock from the exercise of stock options and the employee stock purchase plan of $717,000. No additional funding from the issuance of common stock (other than from the exercise of options and employee stock purchases) is anticipated for the remainder of 2005. Net cash provided by financing activities for 2004 consisted of the issuance of common stock from the exercise of warrants and stock options and employee stock purchase plan of $976,000.

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

The following table presents a summary of our contractual operating lease obligations and commitments as of June 26, 2005:

		Payments Due By Period
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$108,816	12,150	23,955	20,928	51,783
Lease commitments for restaurants under development	21,658	1,376	3,608	3,629	13,045

Total	$130,474	13,526	27,563	24,557	64,828

We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations, building commitments, and to meet our obligations for the foreseeable future.

Risk Factors/Forward—Looking Statements

The foregoing discussion and other statements in this report contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. The Company’s forward-looking statements generally relate to our long-term goal of 1,000 stores, expected annual unit growth of 20-25%, plans for entry into new markets, expansion and improving existing markets, focus on reducing general and administrative expenses, and cash requirements. Although it is not possible to foresee all of the factors that may cause actual results to differ from the Company’s forward-looking statements, such factors include, among others, the following risk factors (each of which is discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 26, 2004):

•	Fluctuations in chicken wing prices could reduce our operating income.

•	We may be unable to successfully open new restaurants and our revenue growth rate and profits may be reduced.

•	We may be unable to identify and obtain a sufficient number of suitable new restaurant sites for us to sustain our revenue growth rate.

•	Our restaurants may not achieve market acceptance in the new geographic regions we enter.

•	New restaurants added to our existing markets may take sales from existing restaurants.

•	Implementing our expansion strategy may strain our resources.

•	We are dependent on franchisees and their success.

•	We may not be able to attract and retain qualified personnel to operate and manage our restaurants.

•	Our franchisees may take actions that could harm our business.

•	Changes in consumer preferences or discretionary consumer spending could harm our performance.

•	Implementation of local smoking bans could harm our business.

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

Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. We use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have no minimum purchase commitments from our vendors. The primary food product used by company-owned and franchised restaurants is fresh chicken wings. We purchase fresh chicken wings based on current market prices, which are subject to fluctuation.

A material increase in fresh chicken wing costs may adversely affect our operating results. Fresh chicken wing prices during the second quarter of 2005 averaged 22% lower than the average per pound price in the second quarter of 2004. If there is a significant rise in the price of fresh chicken wings, or we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for these changes, our operating results could be adversely affected. Fresh chicken wings accounted for approximately 36.8% and 26.5% of our cost of sales in the second quarter of 2004 and 2005, respectively, with an average price per pound of $1.46 and $1.14, respectively. Fresh chicken wings accounted for approximately 37.6% and 29.0% of our cost of sales in the six-month periods ended 2004 and 2005, respectively, with an average price per pound of $1.47 and $1.29 respectively. If we had experienced a 10% change in fresh chicken wing costs during the second quarter and six months ended June 26, 2005, restaurant cost of sales would have changed by approximately $350,000 and $825,000, respectively.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Shareholders meeting held on May 12, 2005, the Company submitted to a vote of security-holders the following matters, which received the indicated votes:

1.	Approving setting the number of members of the Board of Directors at six (6):

For: 7,359,401	Against: 11,311	Abstain: 2,393	Broker Non-Vote: 0

2.	Election of Directors:

	For:	Withhold:
Sally J. Smith	7,164,209	208,896
Kenneth H. Dahlberg	7,086,009	287,096
Dale M. Applequist	7,090,032	283,073
Robert W. MacDonald	7,091,503	281,602
Warren E. Mack	7,077,468	295,637
J. Oliver Maggard	7,165,624	207,481

ITEM 6. EXHIBITS

Exhibits.

See Exhibit Index following signature page of this Report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2005	BUFFALO WILD WINGS, INC.

	By:	Sally J. Smith
Sally J. Smith, President and Chief Executive Officer (principal executive officer)

	By:	Mary J. Twinem
Mary J. Twinem, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

BUFFALO WILD WINGS, INC.

FORM 10-Q FOR QUARTER ENDED JUNE 26, 2005

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