Form 10-Q
period 2005-09-25
BUFFALO WILD WINGS INC
filed 2005-11-02
CIK 1062449

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                ----------------

                                    FORM 10-Q


                                ----------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 25, 2005

                          Commission File No. 000-24743


                                ----------------

                            BUFFALO WILD WINGS, INC.
             (Exact name of registrant as specified in its charter)


                                ----------------


               Minnesota                                  No. 31-1455915
    (State or Other Jurisdiction of                        (IRS Employer
     Incorporation or Organization)                     Identification No.)

            1600 Utica Avenue South, Suite 700, Minneapolis, MN 55416
                    (Address of Principal Executive Offices)

                  Registrant's telephone number (952) 593-9943

                                ----------------

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2 of the Exchange Act). YES  |X|      NO  |_|

      Indicate by check mark whether the registrant is a shell company (as
defined in Exchange Act Rule 12b-2 of the Exchange Act). YES  |_|      NO  |X|

       The number of shares outstanding of the registrant's common stock as of October 28, 2005: 8,477,413 shares.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS

                                                                                                  Page
                                                                                                 -------
PART I


Item 1.Financial Statements                                                                           3


Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations          9


Item 3.Quantitative and Qualitative Disclosures About Market Risk                                    16


Item 4.Controls and Procedures                                                                       16


PART II


Item 1.Legal Proceedings                                                                             17


Item 2.Unregistered Sales of Equity Securities and Use of Proceeds                                   17


Item 6.Exhibits                                                                                      17


Signatures                                                                                           18


Exhibit Index                                                                                        19

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                (Dollar amounts in thousands, except share data)

                                   (unaudited)

                                                                December 26,    September 25,
                                                                    2004            2005
                                                               --------------- ---------------
                            Assets
Current assets:
    Cash and cash equivalents                                  $       12,557           3,974
    Marketable securities                                              36,454          46,259
    Accounts receivable--franchisees, net of allowance of $25             689             791
    Accounts receivable--other                                          2,077           3,113
    Inventory                                                           1,207           1,284
    Income taxes receivable                                             1,727              --
    Prepaid expenses                                                    1,470           1,755
    Deferred income taxes                                                 840           1,360
                                                               --------------- ---------------

         Total current assets                                          57,021          58,536
Property and equipment, net                                            59,649          66,094
Restricted cash                                                           782           2,164
Other assets                                                              774             738
Goodwill                                                                  759             369
                                                               --------------- ---------------

         Total assets                                          $      118,985         127,901
                                                               =============== ===============

             Liabilities and Stockholders' Equity
Current liabilities:
    Unearned franchise fees                                            $2,433           2,128
    Accounts payable                                                    5,383           5,426
    Accrued compensation and benefits                                   6,339           5,785
    Accrued expenses                                                    3,663           3,591
    Accrued income taxes                                                   --           1,019
    Current portion of deferred lease credits                             509             574
                                                               --------------- ---------------

         Total current liabilities                                     18,327          18,523
Long-term liabilities:
    Marketing fund payables                                               782           2,164
    Deferred income taxes                                               6,298           5,069
    Deferred lease credits, net of current portion                      7,871           8,692
                                                               --------------- ---------------

         Total liabilities                                             33,278          34,448
                                                               --------------- ---------------

Commitments and contingencies (note 8)
Stockholders' equity:
    Undesignated stock, 5,600,000 shares authorized                        --              --
    Common stock, no par value. Authorized 15,600,000 shares;
     issued and outstanding 8,425,771 and 8,602,763,
     respectively                                                      71,491          73,642
    Deferred compensation                                              (1,817)         (2,484)
    Retained earnings                                                  16,033          22,295
                                                               --------------- ---------------

         Total stockholders' equity                                    85,707          93,453
                                                               --------------- ---------------

         Total liabilities and stockholders' equity            $      118,985         127,901
                                                               =============== ===============

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

          (Dollar amounts in thousands except share and per share data)

                                   (unaudited)

                                                               Three months ended                  Nine months ended
                                                        --------------------------------- -----------------------------------
                                                          September 26,    September 25,    September 26,     September 25,
                                                              2004             2005             2004              2005
                                                        ----------------- --------------- ----------------- -----------------
Revenue:
    Restaurant sales                                             $37,900          45,892           109,117           133,535
    Franchise royalties and fees                                   4,807           5,840            13,325            17,213
                                                        ----------------- --------------- ----------------- -----------------

              Total revenue                                       42,707          51,732           122,442           150,748
                                                        ----------------- --------------- ----------------- -----------------

Costs and expenses:
    Restaurant operating costs:
         Cost of sales                                            12,755          14,096            37,524            42,618
         Labor                                                    11,203          13,743            31,257            39,936
         Operating                                                 5,925           7,529            16,705            21,052
         Occupancy                                                 2,719           3,616             7,594            10,167
    Depreciation                                                   2,245           2,998             6,434             8,505
    General and administrative (1)                                 5,009           5,383            13,632            16,643
    Preopening                                                       585             818             1,379             1,731
    Restaurant closures and impairment                               508             849               547               871
                                                        ----------------- --------------- ----------------- -----------------

              Total costs and expenses                            40,949          49,032           115,072           141,523
                                                        ----------------- --------------- ----------------- -----------------

Income from operations                                             1,758           2,700             7,370             9,225
                                                        ----------------- --------------- ----------------- -----------------

Other income:
    Interest income                                                  174             349               462               958
                                                        ----------------- --------------- ----------------- -----------------

                                                                     174             349               462               958
                                                        ----------------- --------------- ----------------- -----------------

Earnings before income taxes                                       1,932           3,049             7,832            10,183
Income tax expense                                                   753           1,174             3,055             3,921
                                                        ----------------- --------------- ----------------- -----------------

Net earnings                                                      $1,179           1,875             4,777             6,262
                                                        ================= =============== ================= =================

Earnings per common share--basic                                   $0.14            0.22              0.59              0.74
Earnings per common share--diluted                                  0.14            0.22              0.56              0.72
Weighted average shares outstanding--basic                     8,253,186       8,472,529         8,114,078         8,429,352
Weighted average shares outstanding--diluted                   8,599,355       8,678,108         8,576,845         8,673,544

(1) Contains stock-based compensation of $291, $193, $418, and $1,047.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (Dollar amounts in thousands)

                                   (unaudited)

                                                                                 Nine months ended
                                                                          -------------------------------
                                                                           September 26,   September 25,
                                                                               2004            2005
                                                                          --------------- ---------------
Cash flows from operating activities:
    Net earnings                                                                  $4,777           6,262
    Adjustments to reconcile net earnings to cash provided by operations:
         Depreciation                                                              6,434           8,505
         Amortization                                                                165             (62)
         Restaurant closures and impairment                                          547             871
         Deferred lease credits                                                        7             554
         Deferred income taxes                                                     1,076          (1,749)
         Stock-based compensation                                                    418           1,047
         Change in operating assets and liabilities:
              Accounts receivable                                                   (615)         (1,158)
              Inventory                                                             (123)           (77 )
              Prepaid expenses                                                       656            (285)
              Other assets                                                           (35)             36
              Unearned franchise fees                                                167            (305)
              Accounts payable                                                        49              43
              Income taxes                                                          (371)          2,746
              Accrued expenses                                                        95            (626)
                                                                          --------------- ---------------
                  Net cash provided by operating activities                       13,247          15,802
                                                                          --------------- ---------------
Cash flows from investing activities:
    Acquisition of property and equipment                                        (15,225)        (15,079)
    Purchase of marketable securities                                            (77,354)        (65,590)
    Proceeds of marketable securities                                             44,435          55,847
                                                                          --------------- ---------------
                  Net cash used in investing activities                          (48,144)        (24,822)
                                                                          --------------- ---------------
Cash flows from financing activities:
    Issuance of common stock                                                       1,083             763
    Tax payments for restricted stock                                                 --            (326)
                                                                          --------------- ---------------
                  Net cash provided by financing activities                        1,083             437
                                                                          --------------- ---------------
                  Net decrease in cash and cash equivalents                      (33,814)         (8,583)
Cash and cash equivalents at beginning of period                                  49,538          12,557
                                                                          --------------- ---------------
Cash and cash equivalents at end of period                                       $15,724           3,974
                                                                          =============== ===============

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 26, 2004 AND SEPTEMBER 25, 2005
          (Dollar amounts in thousands except share and per share data)

(1)   Basis of Financial Statement Presentation

      The consolidated financial statements as of December 26, 2004 and September 25, 2005, and for the three-month and nine-month periods ended September 26, 2004 and September 25, 2005, have been prepared by Buffalo Wild Wings, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the three-month and nine-month periods ended September 26, 2004 and September 25, 2005 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

      The financial information as of December 26, 2004 is derived from the Company's audited consolidated financial statements and notes thereto for the fiscal year ended December 26, 2004, included in item 8 in the Fiscal 2004 Annual Report on Form 10-K, and should be read in conjunction with such financial statements.

      The results of operations for the three-month and nine-month periods ended September 25, 2005, are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 25, 2005.

(2)   Summary of Significant Accounting Policies

      (a)   Inventories

            Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

            The Company purchases its product from a number of suppliers and believes there are alternative suppliers. The Company has no minimum purchase commitments from its vendors. The primary food product used by Company-owned and franchised restaurants is fresh chicken wings. Fresh chicken wings are purchased by the Company based on current market conditions and are subject to fluctuation. Material increases in fresh chicken wing costs may adversely effect the Company's operating results. For the three-month periods ended September 26, 2004 and September 25, 2005, fresh chicken wings were 33.7% and 24.4%, respectively, of restaurant cost of sales. For the nine-month periods ended September 26, 2004 and September 25, 2005, fresh chicken wings were 36.3% and 27.5%, respectively, of restaurant cost of sales.

      (b)   Stock-Based Compensation

            The Company adopted a stock performance plan in June 2004, under which restricted stock units are granted annually at the discretion of the Board. These units are subject to annual vesting upon the Company achieving performance targets established by the Board of Directors. The Company records compensation expense for the restricted stock units if vesting is probable based on the achievement of performance targets is probable. The restricted stock units may vest one-third annually over a ten-year period as determined by meeting performance targets. However, the second third of the restricted stock units is not subject to vesting until the first one-third has vested and the final one-third is not subject to vesting until the first two-thirds of the award has vested. An aggregate 50,781 restricted stock units in 2005 and 76,648 restricted stock units in future periods are subject to vesting.

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

            Pro forma disclosure of the net earnings impact of applying an alternative method of recognizing stock compensation expense over the vesting period is based on the fair value of all stock-based awards on the date of grant. If the Company had elected to recognize compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net earnings would have been decreased to the pro forma amounts indicated in the table below.

      The impact of calculating compensation cost for stock options under SFAS No. 123 is reflected over the options' vesting period, typically four years.


                                                  Three months ended            Nine months ended
                                             ----------------------------- ---------------------------
                                             September 26,  September 25,  September 26, September 25,
                                                  2004           2005          2004          2005
                                             -------------- -------------- ------------- -------------
    Net earnings, as reported                       $1,179          1,875         4,777         6,262
    Add:
         Total stock-based employee
          compensation expense included in
          reported earnings, net of related
          tax effects                                  177            119           255           644
    Deduct:
         Total stock-based employee
          compensation expense determined
          under fair value-based method for
          stock option, stock performance,
          and purchase plans, net of related
          tax effects                                 (218)          (166)         (368)         (799)
                                             -------------- -------------- ------------- -------------

              Pro forma net earnings                $1,138          1,828         4,664         6,107
                                             ============== ============== ============= =============

    Net earnings (loss) per common share:
    As reported (basic)                              $0.14           0.22          0.59          0.74
    Pro forma (basic)                                 0.14           0.22          0.57          0.72
    As reported (diluted)                             0.14           0.22          0.56          0.72
    Pro forma (diluted)                               0.13           0.21          0.54          0.70



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

(3)   Marketable Securities

      Marketable securities were comprised as follows:

                                                           As of
                                               ------------------------------
                                                December 26,   September 25,
                                                    2004           2005
                                               -------------- ---------------
      Held-to-maturity:
           Federal agencies                           $5,645           6,475
           Municipal securities                       14,184           9,561
                                               -------------- ---------------

                                                      19,829          16,036
      Available-for-sale:
           Municipal securities                       16,625          30,223
                                               -------------- ---------------

      Total                                          $36,454          46,259
                                               ============== ===============

      All held-to-maturity debt securities are due within one year and had aggregate fair values of $19.8 million and $16.0 million as of December 26, 2004 and September 25, 2005, respectively.

(4)   Property and Equipment

      Property and equipment consists of the following:

                                                               As of
                                                    ----------------------------
                                                     December 26,  September 25,
                                                         2004          2005
                                                    -------------- -------------
   Construction in-process                                 $3,088         1,810
   Leasehold improvements                                  51,736        61,011
   Furniture, fixtures, and equipment                      36,296        42,553
                                                    -------------- -------------

                                                           91,120       105,374
   Less accumulated depreciation and amortization         (31,471)      (39,280)
                                                    -------------- -------------

                                                          $59,649        66,094
                                                    ============== =============

(5)   Earnings Per Share

The following is a reconciliation of basic and fully diluted earnings per share for the three-month and nine-month periods ended September 26, 2004 and September 25, 2005:

                                                     Three months ended September 26, 2004
                                                    ---------------------------------------
                                                     Earnings      Shares       Per-share
                                                    (numerator) (denominator)    amount
                                                    ----------- ------------- -------------
Net earnings                                            $1,179
                                                    -----------

         Earnings per common share--basic                1,179     8,253,186         $0.14
Effect of dilutive securities
    Stock options and warrants                              --       346,169
                                                    ----------- -------------

         Earnings per common share--diluted             $1,179     8,599,355         $0.14
                                                    =========== =============

                                                    ---------------------------------------
                                                     Three months ended September 25, 2005
                                                    ---------------------------------------
                                                     Earnings      Shares       Per-share
                                                    (numerator) (denominator)    amount
                                                    ----------- ------------- -------------
Net earnings                                            $1,875
                                                    -----------

         Earnings per common share--basic                1,875     8,472,529         $0.22
Effect of dilutive securities
    Stock options and warrants                              --       205,579
                                                    ----------- -------------

         Earnings per common share--diluted             $1,875     8,678,108         $0.22
                                                    =========== =============

                                                    ---------------------------------------
                                                     Nine months ended September 26, 2004
                                                    ---------------------------------------
                                                     Earnings      Shares       Per-share
                                                    (numerator) (denominator)    amount
                                                    ----------- ------------- -------------
Net earnings                                            $4,777
                                                    -----------

         Earnings per common share--basic                4,777     8,114,078         $0.59
Effect of dilutive securities
    Stock options and warrants                              --       462,767
                                                    ----------- -------------

         Earnings per common share--diluted             $4,777     8,576,845         $0.56
                                                    =========== =============

                                                    ---------------------------------------
                                                     Nine months ended September 25, 2005
                                                    ---------------------------------------
                                                     Earnings      Shares       Per-share
                                                    (numerator) (denominator)    amount
                                                    ----------- ------------- -------------
Net earnings                                            $6,262
                                                    -----------

         Earnings per common share--basic                6,262     8,429,352         $0.74
Effect of dilutive securities
    Stock options and warrants                              --       244,192
                                                    ----------- -------------

         Earnings per common share--diluted             $6,262     8,673,544         $0.72
                                                    =========== =============

                                       8

       79,527 shares and 129,495 shares for the three-month periods ended September 26, 2004 and September 25, 2005, respectively, and 82,185 shares and 129,528 shares for the nine-month periods ended September 26, 2004 and September 25, 2005, respectively, have been excluded from the fully diluted calculation because the effect on net earnings per share would not have been dilutive.

(6)    Supplemental Disclosures of Cash Flow Information

                                                              Nine months ended
                                                         ---------------------------
                                                         September 26, September 25,
                                                             2004          2005
                                                         ------------- -------------
Cash paid during the period for:
    Income taxes                                                2,386         2,924
Non cash financing and investing transactions:
    Capitalization of preopening rent expense                      --           352
    Adjustment of restricted stock units to fair value          2,195         1,714


(7)   Restaurant Impairments

      In the third quarter of 2005, the Company recorded an impairment charge for the goodwill and assets of an underperforming restaurant. An impairment charge of $390 for goodwill and $231 for assets was recorded to the extent that the carrying value was not considered recoverable based on estimated discounted cash flows. In addition, a $228 charge relating to miscellaneous asset retirements was recorded.

      In the third quarter of 2004, the Company recorded an impairment charge for the assets of two underperforming restaurants. An impairment charge of $452 was recorded to the extent that the carrying value of the assets at the two restaurants was not considered recoverable based on estimated discounted future cash flows. In addition, a $56 charge relating to miscellaneous asset retirements was recorded.

(8)   Contingencies

      The Company is involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, and cash flows.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 2004. Information included in this discussion and analysis includes commentary on franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such information is an important measure of our performance and is useful in assessing consumer acceptance of the Buffalo Wild Wings (R) Grill & Bar concept. Franchise information also provides an understanding of the Company's revenues as franchise royalties and fees are based on the opening of franchised units and their sales. However, franchised sales and same-store sales information does not show sales in accordance with GAAP, should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to similar financial information as defined or used by other companies.

Critical Accounting Policies

Our most critical accounting policies, which are those that require significant judgment, include: impairment of goodwill and long-lived assets and store closing reserves, vendor allowances, and revenue recognition from franchise operations. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 26, 2004. There have been no changes to those policies during this period.

Overview

As of September 25, 2005, we owned and operated 116 Company-owned and franchised an additional 234 Buffalo Wild Wings (R) Grill & Bar restaurants in 34 states. Of the 350 system-wide restaurants, 80 are located in Ohio. The restaurants have elements of both the quick casual and casual dining styles, both of which are part of a growing industry. The grill and bar segment is generally considered to be the largest and a growing sub-segment of the casual dining industry. Our long-term focus is to grow to a national chain of over 1,000 locations, with 20% annual unit growth in the next several years, continuing the strategy of developing both Company-owned and franchised restaurants.

Our growth and success depend on several factors and trends. First, we continue to monitor and react to our cost of goods sold. The cost of goods sold is difficult to predict, as it ranged 30.7% to 35.0% quarter to quarter in 2004 and 2005, mostly due to the price fluctuation in chicken wings. We work to counteract higher prices of chicken wings with the introduction of new menu items, effective marketing promotions to drive sales, menu price increases, and a focus on operational execution at the restaurant level. We will continue to monitor the cost of fresh chicken wing prices, as it can significantly change our cost of sales and cash flow from Company-owned restaurants.

A second factor is our success in new markets. In 2005, we do not plan to enter any major markets in which we do not already have a presence, although we are opening new Company-owned restaurants in markets where we already have franchised locations. We will, however, continue our development efforts in the markets we entered in 2004, including new Company-owned restaurants in the Dallas and Denver markets. Third, we will continue our focus on trends in Company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume, and therefore cash flow per location. We remain committed to high quality operations and guest hospitality, as evidenced by the implementation of our new Choice Service Style in Company-owned and franchised restaurants.

Our revenue is generated by:

     o Sales at our Company-owned restaurants were 89% of total revenue in the third quarter of 2005. Food and nonalcoholic beverages accounted for 73% of restaurant sales. The remaining 27% of restaurant sales was from alcoholic beverages. The menu item with the highest sales volume is chicken wings at 26% of total restaurant sales.

     o    Royalties and franchise fees received from our franchisees.

We generate cash from the operation of our Company-owned restaurants and from franchise royalties and fees. We highlight the specific costs associated with operating our Company-owned restaurants in the statement of earnings under "Restaurant operating costs." Nearly all of our depreciation expense relates to assets used by our Company-owned restaurants. Preopening costs are those costs associated with opening new Company-owned restaurants and will vary annually based on the number of new locations opened. Restaurant closures and impairment expense is related to Company-owned restaurants and includes the write down of poor performing locations, the costs associated with closures of locations and normal asset retirements. Certain other expenses, such as general and administrative, relate to both Company-owned and franchise operations.

As a growing company, we review our trend in general and administrative expenses, exclusive of stock-based compensation expense, and are focused on reducing this expense as a percentage of revenue.

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Both of the third quarters of 2004 and 2005 consisted of thirteen weeks. Both of the nine-month periods of 2004 and 2005 consisted of thirty-nine weeks. We have a 53-week fiscal year in 2006, with the fourth quarter having 14 weeks.

Quarterly Results of Operations

Our operating results for the periods indicated are expressed below as a percentage of total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales. The information for each three-month and nine-month period is unaudited and we have prepared it on the same basis as the audited financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results.

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

                                                Three months ended           Nine months ended
                                            --------------------------- ---------------------------
                                            September 26, September 25, September 26, September 25,
                                                2004          2005          2004          2005
                                            ------------- ------------- ------------- -------------
Revenue:
    Restaurant sales                               88.7 %        88.7 %        89.1 %        88.6 %
    Franchising royalties and fees                  11.3          11.3          10.9          11.4
                                            ------------- ------------- ------------- -------------
              Total revenue                        100.0         100.0         100.0         100.0
                                            ------------- ------------- ------------- -------------
Costs and expenses:
    Restaurant operating costs:
         Cost of sales                              33.7          30.7          34.4          31.9
         Labor                                      29.6          29.9          28.6          29.9
         Operating                                  15.6          16.4          15.3          15.8
         Occupancy                                   7.2           7.9           7.0           7.6
    Depreciation                                     5.3           5.8           5.3           5.6
    General and administrative                      11.7          10.4          11.1          11.0
    Preopening                                       1.4           1.6           1.1           1.1
    Restaurant closures and impairment               1.2           1.6           0.4           0.6
                                            ------------- ------------- ------------- -------------
              Total costs and expenses              95.9          94.8          94.0          93.9
                                            ------------- ------------- ------------- -------------
Income from operations                               4.1           5.2           6.0           6.1
                                            ------------- ------------- ------------- -------------
Other income
         Interest income                             0.4           0.7           0.4           0.6
                                            ------------- ------------- ------------- -------------
              Total other income (expense)           0.4           0.7           0.4           0.6
                                            ------------- ------------- ------------- -------------
Earnings before income taxes                         4.5           5.9           6.4           6.8
Income tax expense                                   1.8           2.3           2.5           2.6
                                            ------------- ------------- ------------- -------------
Net earnings                                         2.8           3.6           3.9           4.2
                                            ============= ============= ============= =============

The number of Company-owned and franchised restaurants open are as follows:


                                                     As of
                                          ---------------------------
                                          September 26, September 25,
                                              2004          2005
                                          ------------- -------------
Company-owned restaurants                           97           116
Franchised restaurants                             189           234


The total restaurant sales for Company-owned and franchised restaurants are as follows:

                                            Three months ended           Nine months ended
                                        --------------------------- ---------------------------
                                        September 26, September 25, September 26, September 25,
                                            2004          2005          2004          2005
                                        ------------- ------------- ------------- -------------
Company-owned restaurant sales               $37,900        45,892       109,117       133,535
Franchised restaurant sales                   90,209       117,615       255,811       339,733

Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):


                                       Three months ended           Nine months ended
                                   --------------------------- ---------------------------
                                   September 26, September 25, September 26, September 25,
                                       2004          2005          2004          2005
                                   ------------- ------------- ------------- -------------
Company-owned same-store sales              9.9%          1.8%         10.5%          3.5%
Franchised same-store sales                 5.7%          1.1%          9.3%          2.1%


The quarterly average prices paid per pound for fresh chicken wings are as follows:

                            Three months ended           Nine months ended
                        --------------------------- ---------------------------
                        September 26, September 25, September 26, September 25,
                            2004          2005          2004          2005
                        ------------- ------------- ------------- -------------
Average price per pound        $1.35          1.08          1.43          1.22

Results of Operations for the Three Months Ended September 25, 2005 and September 26, 2004

Restaurant sales increased by $8.0 million, or 21.1%, to $45.9 million in 2005 from $37.9 million in 2004. The increase in restaurant sales was due to a $7.4 million increase associated with the opening of 13 new Company-owned restaurants in 2005 and 15 Company-owned restaurants opened before 2005 that did not meet the criteria for same-store sales for all or part of the three-month period and $628,000 related to a 1.8% increase in same-store sales. The decrease in same-store sales from 9.9% in 2004 to 1.8% in 2005 was a drop from an historically high in the prior year period to more modest levels of same-store sales in the current year period, which approximate our menu price increases.

Franchise royalties and fees increased by $1.0 million, or 21.5%, to $5.8 million in 2005 from $4.8 million in 2004. The increase was due primarily to additional royalties collected from 33 new franchised restaurants that opened in 2005 and 15 franchised restaurants that opened in the last three months of 2004. Same-store sales for franchised restaurants increased 1.1% in 2005.

Cost of sales increased by $1.3 million, or 10.5%, to $14.1 million in 2005 from $12.8 million in 2004 due primarily to more restaurants being operated in 2005. Cost of sales as a percentage of restaurant sales decreased to 30.7% in 2005 from 33.7% in 2004. The decrease in cost of sales as a percentage of restaurant sales was primarily due to lower fresh chicken wing costs. We are susceptible to wing price fluctuations. For the third quarter of 2005, wing prices averaged $1.08 per pound which was a 20.0% decrease over the same period in 2004.

Labor expenses increased by $2.5 million, or 22.7%, to $13.7 million in 2005 from $11.2 million in 2004 due primarily to more restaurants being operated in 2005. Labor expenses as a percentage of restaurant sales increased to 29.9% in 2005 from 29.6% in 2004. The increase in labor expenses as a percentage of restaurant sales was primarily due to higher costs in new markets partially offset by lower health insurance costs.

Operating expenses increased by $1.6 million, or 27.1%, to $7.5 million in 2005 from $5.9 million in 2004 due primarily to more restaurants being operated in 2005. Operating expenses as a percentage of restaurant sales increased to 16.4% in 2005 from 15.6% in 2004. The increase in operating expenses as a percentage of restaurant sales is primarily due to increased credit card use by customers and higher utility costs, partially offset by lower insurance costs.

Occupancy expenses increased by $897,000, or 33.0%, to $3.6 million in 2005 from $2.7 million in 2004 due primarily to more restaurants being operated in 2005. Occupancy expenses as a percentage of restaurant sales increased to 7.9% in 2005 from 7.2% in 2004, primarily due to higher rent expense as a percentage of current sales level for restaurants in our newer markets.

Depreciation increased by $753,000, or 33.5%, to $3.0 million in 2005 from $2.2 million in 2004. The increase was primarily due to the additional depreciation on 13 new restaurants opened in 2005 and the 6 new restaurants that opened in the last three months of 2004.

General and administrative expenses increased by $374,000, or 7.5%, to $5.4 million in 2005 from $5.0 million in 2004 due to higher corporate headcount and operating expenses. General and administrative expenses as a percentage of total revenue decreased to 10.4% in 2005 from 11.7% in 2004. This decrease was primarily due to our ability to leverage existing corporate infrastructure and a decrease in stock-based compensation of $98,000 to $193,000 from $291,000 in prior year.

Preopening costs increased by $233,000, to $818,000 in 2005 from $585,000 in 2004. We incurred costs of $709,000 for the six new Company-owned restaurants opened in the third quarter of 2005, incurred costs of approximately $2,000 for openings before the third quarter of 2005, and incurred $107,000 for restaurants that will open in the fourth quarter of 2005 or later. We incurred cost of $366,000 for the five new Company-owned restaurants opened in the third quarter of 2004, incurred costs of $16,000 for restaurants that opened before the third quarter of 2004, and incurred costs of $203,000 for restaurants that opened in the fourth quarter of 2004 or later. Average preopening costs have increased to $144,000 from $108,000 last year. The increase is due to additional training and development of personnel to ensure high quality openings.

Restaurant closures and impairment increased by $341,000 to $849,000 in 2005 from $508,000 in 2004. In 2005, the Company recorded an impairment charge for the goodwill and leasehold improvements of an underperforming restaurant. The amount expensed in 2004 represents the impairments of two underperforming restaurants. Assets were impaired in both periods to the extent that the estimated discounted future cash flows did not support the carrying value. In addition, miscellaneous equipment was written off in both periods.

Interest income increased by $175,000 to $349,000 in 2005 from $174,000 in 2004. The increase was primarily due to higher interest rates. Cash and marketable securities balances at the end of the quarter totaled $50.2 million in 2005 compared to $48.5 million for the third quarter of 2004.

Provision for income taxes increased $421,000 to $1.2 million in 2005 from $753,000 in 2004. The effective tax rate as a percentage of income before taxes decreased to 38.5% in 2005 from 39.0% in 2004. Our effective tax rate reflects the full federal and state statutory rates on taxable income. For 2005, we believe our effective tax rate will be between 38% and 39%.

Results of Operations for the Nine Months Ended September 25, 2005 and September 26, 2004

Restaurant sales increased by $24.4 million, or 22.4%, to $133.5 million in 2005 from $109.1 million in 2004. The increase in restaurant sales was due to a $20.9 million increase associated with the opening of 13 new Company-owned restaurants in 2005 and 27 Company-owned restaurants opened before 2005 that did not meet the criteria for same-store sales for all or part of the nine-month period and $3.5 million related to a 3.5% increase in same-store sales. The decrease in same-store sales from 10.5% in 2004 to 3.5% in 2005 was a drop from an historically high in the prior year period to more modest levels in the current year period.

Franchise royalties and fees increased by $3.9 million, or 29.2%, to $17.2 million in 2005 from $13.3 million in 2004. The increase was due primarily to additional royalties collected from the 33 new franchised restaurants that opened in 2005 and the 15 franchised restaurants that opened in the last three months of 2004. Same-store sales for franchised restaurants increased 2.1% in 2005.

Cost of sales increased by $5.1 million, or 13.6%, to $42.6 million in 2005 from $37.5 million in 2004 due primarily to more restaurants being operated in 2005. Cost of sales as a percentage of restaurant sales decreased to 31.9% in 2005 from 34.4% in 2004. The decrease in cost of sales as a percentage of restaurant sales was primarily due to lower fresh chicken wing costs. For the first nine months of 2005, wing prices averaged $1.22 per pound, which was a 14.7% decrease over the same period in 2004.

Labor expenses increased by $8.7 million, or 27.8%, to $39.9 million in 2005 from $31.3 million in 2004 due primarily to more restaurants being operated in 2005. Labor expenses as a percentage of restaurant sales increased to 29.9% in 2005 from 28.6% in 2004. The increase in labor expenses as a percentage of restaurant sales was primarily due to higher labor costs in our newer markets and higher health insurance costs in the first two quarters of the year.

Operating expenses increased by $4.3 million, or 26.0%, to $21.1 million in 2005 from $16.7 million in 2004 due primarily to more restaurants being operated in 2005. Operating expenses as a percentage of restaurant sales increased to 15.8% in 2005 from 15.3% in 2004. The increase in operating expenses as a percentage of restaurant sales was primarily due to higher credit card fees and utility costs partially offset by lower insurance costs.

Occupancy expenses increased by $2.6 million, or 33.9%, to $10.2 million in 2005 from $7.6 million in 2004 due primarily to more restaurants being operated in 2005. Occupancy expenses as a percentage of restaurant sales increased to 7.6% in 2005 from 7.0% in 2004. The increase in operating expenses as a percentage of restaurant sales was primarily due to higher rent expense as a percentage of their current sales levels for restaurants in our new markets.

Depreciation increased by $2.1 million, or 32.2%, to $8.5 million in 2005 from $6.4 million in 2004. The increase was primarily due to the additional depreciation on 13 new restaurants opened in 2005 and the 6 new restaurants that opened in the last three months of 2004.

General and administrative expenses increased by $3.0 million, or 22.1%, to $16.6 million in 2005 from $13.6 million in 2004 due to higher corporate headcount and operating expenses. General and administrative expenses as a percentage of total revenue decreased to 11.0% in 2005 from 11.1% in 2004. This decrease was primarily due to our ability to leverage existing corporate infrastructure partially offset by an increase in stock-based compensation of $629,000 to $1.0 million from $418,000 in prior year.

Preopening costs increased by $352,000, to $1.7 million in 2005 from $1.4 million in 2004. We incurred costs of $1.6 million for the 13 new Company-owned restaurants opened in 2005, incurred costs of approximately $42,000 for openings in 2004, and incurred $107,000 for restaurants that will open in the fourth quarter of 2005 or later. We incurred costs of $1.1 million for the 13 new Company-owned restaurants opened in the first nine months of 2004, incurred costs of $30,000 for restaurants that opened in 2003 and incurred costs of $204,000 for restaurants that opened in fourth quarter of 2004 or later. Average preopening costs have increased from last year due to additional training and development of personnel to ensure high quality openings.

Restaurant closures and impairment increased by $324,000 to $871,000 in 2005 from $547,000 in 2004. The loss in 2005 represented the goodwill and asset impairment of one underperforming restaurant. In 2004, the Company recorded an impairment charge for the assets of two underperforming restaurants. Assets were impaired in both periods to the extent that the estimated discounted future cash flows did not support the carrying value of the assets. In addition, miscellaneous equipment was written off in both periods.

Interest income increased by $496,000 to $958,000 in 2005 from $462,000 in 2004. The increase was primarily due to higher interest rates. Cash and marketable securities balances at the end of the quarter were $50.2 million in 2005 compared to $48.5 million for the third quarter of 2004.

Provision for income taxes increased $866,000 to $3.9 million in 2005 from $3.1 million in 2004. The effective tax rate as a percentage of income before taxes decreased to 38.5% in 2005 from 39.0% in 2004. Our effective tax rate reflects the full federal and state statutory rates on taxable income. For 2005, we believe our effective tax rate will be between 38% and 39%.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for new restaurant construction, remodeling and maintaining our existing Company-owned restaurants, working capital and other general business needs. Our main sources of liquidity and capital are cash flows from operations and proceeds from the issuance of common stock through an initial public offering in November 2003. The cash and marketable securities balance at September 25, 2005 was $50.2 million with most investments in municipal securities. We invest our cash balances in short-term investment instruments with the focus on protection of principal, adequate liquidity and maximization of after-tax returns. These investments can include, but are not limited to, high quality money market funds, commercial paper, US government-backed instruments, repurchase agreements, municipal securities, and asset-backed securities.

For the nine months ended September 25, 2005, net cash provided by operating activities was $15.8 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, an increase in accounts receivable, and a decrease in income taxes. The increase in accounts receivable was due to higher credit card receivables. The decrease in income taxes was due to timing and size of quarterly tax payments.

For the nine months ended September 26, 2004, net cash provided by operating activities was $13.2 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, increases in accounts receivable and income tax receivable and decreases in prepaid expenses. The increase in accounts receivable was due to higher credit card receivables offset by lower landlord receivables for tenant improvements. The increase in income tax receivable was due to a large quarterly payment made in mid 2004. The decrease in prepaid expenses was due to the timing of payments for insurance and television sports packages.

For the nine months ended September 25, 2005 and September 26, 2004, net cash used in investing activities was $24.8 million and $48.1 million, respectively. Investing activities consisted of purchases of property and equipment related to the opening of new Company-owned restaurants and restaurants under construction, purchases of marketable securities, and sales or maturities of those securities. During the first nine months of both 2005 and 2004, we opened 13 restaurants. We expect capital expenditures for the entire year of 2005 to approximate $21 to $22 million for the addition of about 19 new Company-owned restaurants and the renovation and maintenance of existing restaurants. For the first nine months of 2005, the Company purchased $65.6 million of marketable securities and received proceeds of $55.8 million as these investments in marketable securities matured or were sold. For the first nine months of 2004, the Company purchased $77.4 million of marketable securities and received proceeds of $44.4 million as investments in marketable securities matured or were sold.

For the nine months ended September 25, 2005 and September 26, 2004, net cash provided by financing activities was $437,000 and $1.1 million, respectively. Net cash provided by financing activities in 2005 resulted from the issuance of common stock from the exercise of stock options and the employee stock purchase plan of $763,000. No additional funding from the issuance of common stock (other than from the exercise of options and employee stock purchases) is anticipated for the remainder of 2005 or 2006. Net cash provided by financing activities in 2004 resulted from the issuance of common stock from the exercise of warrants and stock options of $1.1 million.

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

The following table presents a summary of our contractual operating lease obligations and commitments as of September 25, 2005:

                                                                           Payments Due By Period
                                                                               (in thousands)
                                                                    -------------------------------------
                                                                    Less than                     After 5
                                                           Total    one year  1-3 years 3-5 years  years
                                                         ---------- --------- --------- --------- -------
    Operating lease obligations                           $117,325    13,075    25,500    22,299  56,451
    Lease commitments for restaurants under development     18,950     1,234     3,498     3,533  10,685
                                                         ---------- --------- --------- --------- -------
    Total                                                 $136,275    14,309    28,998    25,832  67,136
                                                         ========== ========= ========= ========= =======

We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future.

                     Risk Factors/Forward-Looking Statements

The foregoing discussion and other statements in this report contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. The Company's forward-looking statements generally relate to our long-term goal of 1,000 stores, expected annual unit growth of 20%, plans for entry into new markets, expansion and improving existing markets, focus on reducing general and administrative expenses, estimated tax rates for 2005, and cash requirements. Although it is not possible to foresee all of the factors that may cause actual results to differ from the Company's forward-looking statements, such factors include, among others, the following risk factors (each of which is discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 26, 2004):

     o    Fluctuations in chicken wing prices could reduce our operating income.

     o We may be unable to successfully open new restaurants and our revenue growth rate may be reduced.

     o We may be unable to identify and obtain a sufficient number of suitable new restaurant sites for us to sustain our revenue growth rate.

     o Our restaurants may not achieve market acceptance in the new geographic regions we enter.

     o New restaurants added to our existing markets may take sales from existing restaurants.

     o    Implementing our expansion strategy may strain our resources.

     o    We are dependent on franchisees and their success.

     o We may not be able to attract and retain qualified personnel to operate and manage our restaurants.

     o    Our franchisees may take actions that could harm our business.

     o Changes in consumer preferences or discretionary consumer spending could harm our performance.

     o    Implementation of local smoking bans could harm our business.

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

A material increase in fresh chicken wing costs may adversely affect our operating results. Fresh chicken wing prices during the third quarter of 2005 averaged 20% lower than the average per pound price in the third quarter of 2004. If there is a significant rise in the price of fresh chicken wings, or we are able to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for these changes, our operating results could be adversely affected. Fresh chicken wings accounted for approximately 33.7% and 24.4% of our cost of sales in the third quarter of 2004 and 2005, respectively, with an average price per pound of $1.35 and $1.08, respectively. Fresh chicken wings accounted for approximately 36.3% and 27.5% of our cost of sales in the nine-month periods ended 2004 and 2005, respectively, with an average price per pound of $1.43 and $1.22 respectively. If we had experienced a 10% change in fresh chicken wing costs during the third quarter and nine months ended 2005, restaurant cost of sales would have changed by approximately $340,000 and $1.2 million, respectively.

Inflation

The primary inflationary factors affecting our operations are food, labor, and restaurant operating costs. Substantial increases in these costs, such as rising utility costs, could impact operating results to the extent that such increases cannot be passed along through higher menu prices. A large number of our restaurant personnel are paid at rates based on the applicable federal and state minimum wages, and increases in the minimum wage rates could directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. Except as described in the paragraph above, we believe inflation has not had a material impact on our results of operations in recent years.

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

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures as defined in Rules 13(a)-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act"). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims arising from personal injuries, contract claims, franchise-related claims, dram shop claims, employment-related claims and claims from guests or employees alleging injury, illness or other food quality, health or operational concerns. To date, none of these types of litigation, most of which are typically covered by insurance, has had a material effect on us. We have insured and continue to insure against most of these types of claims. A judgment significantly in excess of our insurance coverage or involving punitive damages, which may not be covered by insurance, could materially adversely affect the Company's financial condition or results of operations.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

We completed an initial public offering ("IPO") of 3,450,000 shares of common stock, of which 3,250,000 shares were offered by us and 200,000 were offered by selling shareholders, at an aggregate offering price of $58.7 million, or $17.00 per share, pursuant to registration statement No. 333-108695, which was declared effective on November 20, 2003. The managing underwriters for the IPO were RBC Capital Markets, SG Cowen and McDonald Investments Inc.

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

ITEM 6. EXHIBITS

See Exhibit Index following the signature page of this report.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 2, 2005      BUFFALO WILD WINGS, INC.


                            By: /s/ Sally J. Smith
                                ------------------------------------------------
                                Sally J. Smith, President and
                                Chief Executive Officer
                                (principal executive officer)


                            By: /s/ Mary J. Twinem
                                ------------------------------------------------
                                Mary J. Twinem, Executive Vice President, Chief Financial Officer and Treasurer
                                (principal financial and accounting officer)

                                  EXHIBIT INDEX

                            BUFFALO WILD WINGS, INC.
                 FORM 10-Q FOR QUARTER ENDED SEPTEMBER 25, 2005




Exhibit
Number   Description
-------  -----------
  31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

  31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

  32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

  32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act