Form 10-K
period 2005-12-25
BUFFALO WILD WINGS INC
filed 2006-03-02
CIK 1062449

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


-------------------------------------------------------------------------------

                                    FORM 10-K

-------------------------------------------------------------------------------

|X|   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 25, 2005

                                       OR

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM________________TO______________.

                        COMMISSION FILE NUMBER: 000-24743

                               ------------------

                            BUFFALO WILD WINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ------------------


               MINNESOTA                        NO. 31-1455915
    (STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)           IDENTIFICATION NO.)

            1600 UTICA AVENUE SOUTH, SUITE 700, MINNEAPOLIS, MN 55416
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                  REGISTRANT'S TELEPHONE NUMBER (952) 593-9943

-------------------------------------------------------------------------------

       SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT: NONE

         SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                           COMMON STOCK, NO PAR VALUE

-------------------------------------------------------------------------------

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES |_| NO |X|

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES |_| NO |X|

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer |_| Accelerated Filer |X| Non-Accelerated Filer |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). YES |_| NO |X|

      The aggregate market value of the voting stock held by non-affiliates was $240 million based on the closing sale price of the Company's Common Stock as reported on the NASDAQ Stock Market on June 24, 2005.

      The number of shares outstanding of the registrant's common stock as of February 1, 2006: 8,497,063 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.
-------------------------------------------------------------------------------

                                TABLE OF CONTENTS

PART I
                                                                                                                      Page
                                                                                                                      ----

Item  1. Business                                                                                                        3
Item 1A. Risk Factors                                                                                                    9

Item 1B. Unresolved Staff Comments                                                                                      14
Item 2.  Properties                                                                                                     15
Item 3.  Legal Proceedings                                                                                              16
Item 4.  Submission of Matters to a Vote of Security Holders                                                            16

PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                                                              17
Item 6.  Selected Financial Data                                                                                        19
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations                          20
Item 7A. Quantitative and Qualitative Disclosures About Market Risk                                                     31
Item 8.  Financial Statements and Supplementary Data                                                                    32
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                           52
Item 9A. Controls and Procedures                                                                                        52
Item 9B. Other Information                                                                                              53


PART III
Item 10. Directors and Executive Officers of the Registrant                                                             54
Item 11. Executive Compensation                                                                                         54
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters                 54
Item 13. Certain Relationships and Related Transactions                                                                 54
Item 14. Principal Accountant Fees and Services                                                                         54


PART IV
Item 15. Exhibits and Financial Statement Schedules                                                                     55

Signatures                                                                                                              56

                                     PART I
ITEM 1. BUSINESS

GENERAL

      References in this document to "Buffalo Wild Wings," "company," "we," "us" and "our" refer to the business of Buffalo Wild Wings, Inc. and our subsidiaries. We maintain an Internet website address at www.buffalowildwings.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as they are reasonably available after these materials are electronically filed with or furnished to the Securities and Exchange Commission, or SEC.

      We are an established and growing owner, operator and franchisor of restaurants featuring a variety of boldly flavored, made-to-order menu items including our Buffalo, New York-style chicken wings spun in any of our signature sauces. Our restaurants create an inviting neighborhood atmosphere that includes an extensive multi-media system, a full bar and an open layout, which appeals to sports fans and families alike. Our concept offers elements of the quick casual and casual dining restaurant concepts featuring a flexible service model that allows our guests to choose among convenient dining options such as quick casual counter service, casual dining table service or take-out. Our award-winning food and inviting atmosphere, combined with our guests' ability to customize their dining experience, drives guest visits and loyalty.

      The widespread appeal of our concept establishes our restaurants as a neighborhood destination with 370 restaurants in 35 states as of December 25, 2005. Our menu, competitively priced between the quick casual and casual dining segments, features fresh chicken wings and other items including boneless wings, chicken tenders, popcorn shrimp, specialty hamburgers and sandwiches, wraps, Buffalito(R) soft tacos, appetizers and salads. Our made-to-order menu items are enhanced by the bold flavor profile of our signature sauces, ranging from mild Teriyaki(TM) to Blazin'(R). Our restaurants serve approximately 20 domestic and imported beers on tap, including several local or regional micro-brews and a wide selection of bottled beers, wines, and liquor. The inviting and energetic environment of our restaurants is complemented by furnishings that can be easily rearranged to accommodate parties of various sizes. Our guests have the option of watching sporting events or other popular programs on our projection screens and up to 40 additional televisions, playing Buzztime(R) Trivia or video games. The open layout of our restaurants offers dining and bar areas that provide distinct seating choices for sports fans and families. Our unique service model, providing the flexibility of ordering at the counter or table, allows our guests to customize their Buffalo Wild Wings(R) experience to meet the different time demands or service preferences of a workday lunch, a dine-in dinner, a take-out meal, an afternoon or evening enjoying a sporting event or a late-night craving.

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

      Buffalo Wild Wings was founded in 1982 by Jim Disbrow and Scott Lowery at a location near The Ohio State University. Our original name was Buffalo Wild Wings & Weck(R) and we became more popularly known as bw-3(R). In 1991, we began our franchising program. In November 2003, we completed an initial public offering and became a publicly held company.

OUR CONCEPT AND BUSINESS STRATEGY

      Our goal is to continue to grow and develop the Buffalo Wild Wings(R) Grill & Bar concept into a leading national restaurant chain. To do so, we plan to execute the following strategies:

      o    Open restaurants in new and existing markets;

      o    Offer boldly-flavored menu items with broad appeal;

      o    Create an inviting, neighborhood atmosphere;

      o    Enable our guests to customize their dining experience;

      o    Continue to strengthen the Buffalo Wild Wings brand;

      o    Focus on operational excellence;

      o    Increase same-store sales and average unit volumes.

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

      We intend to build additional company-owned restaurants in both new and existing markets. In most of our existing markets, we plan to continue to develop new company-owned restaurants until a market is penetrated to a point that will enable us to gain marketing and cost efficiencies. We intend to enter new markets by opening several restaurants within a one-year period to quickly build our brand awareness. We intend to grow our franchise system through the development of new restaurants by existing and new franchisees, focusing on multiple-unit area development agreements.

THE BUFFALO WILD WINGS MENU

      Our restaurants feature a variety of menu items including our Buffalo, New York-style chicken wings spun in one of our signature sauces (from sweet to screamin' hot: Teriyaki(TM), Sweet BBQ(TM), Mild(TM), Medium(TM), Spicy Garlic(TM), Caribbean Jerk(TM), Hot BBQ(TM), Hot(TM), Wild(R) and Blazin'(R) , and our newest sauces: Parmesan Garlic(TM), Honey BBQ(TM), Asian Zing(TM), and Mango Habanero(TM)). Our fresh chicken wings can be ordered in sizes ranging from six to 100 wings, with larger orders available for parties. Our sauces complement and distinguish our chicken wings to create a bold flavor profile for our guests. In addition to chicken wings, our menu features a wide variety of food items including boneless wings, chicken tenders, popcorn shrimp, specialty hamburgers and sandwiches, wraps, Buffalito soft tacos, finger foods and salads. We also provide a 12 & Under Menu for kids.

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

      We strategically place up to 50 televisions and up to seven projection screen televisions throughout the restaurant to allow for easy viewing. These televisions, combined with our sound system, Buzztime(R) Trivia and assorted video games, provide a source of entertainment for our guests and reinforce the energetic nature of our concept. We tailor the content and volume of our video and audio programming in each dining area to reflect our guests' tastes. We believe the design of our restaurants enhances our guests' experiences, drives repeat visits and solidifies the broad appeal of our concept.

      All of our menu items are made-to-order and are available for take-out, which approximated 16% of restaurant sales for company-owned restaurants in 2005. Many of our restaurants have separate parking spots for our take-out guests.

CURRENT RESTAURANT LOCATIONS

      As of December 25, 2005, we owned or franchised 370 Buffalo Wild Wings restaurants in 35 states, of which 122 were company-owned and 248 were franchised. In 2006, we plan to open 20 new company-owned restaurants and 50 to 55 new franchised restaurants.

      Our company-owned restaurants range in size from 4,000 to 7,600 square feet, with an average of approximately 5,600 square feet for restaurants that have opened in the last two years. We anticipate that future restaurants will range in size from 5,000 square feet to 6,400 square feet with an average cash investment per restaurant of approximately $1.1 million, excluding preopening expenses of approximately $165,000. From time to time, we expect that our restaurants may be smaller or larger or cost more or less than our targeted range, depending on the particular circumstances of the selected site. Also, from time to time, we expect to purchase the building or the land and building for certain restaurants, in which case the cash investment would be significantly higher.

      Our restaurants are typically open on a daily basis from 11 a.m. to 2 a.m. Closing times vary depending on the day of the week and city and state regulations governing the sale of alcoholic beverages. Our franchise agreements require franchisees to operate their restaurants for a minimum of 12 hours a day.

SITE SELECTION AND DEVELOPMENT

      Our site selection process is integral to the successful execution of our growth strategy. We have processes for identifying, analyzing and approving new markets, as defined by the A.C. Nielson designated market areas in the United States. In selecting designated market areas, we collect and review restaurant industry data relating to restaurant sales, spending on food away from home and expected restaurant growth in the market, as well as market demographics, population data and relative media costs for radio and television advertising. Once a market is identified, we use a trade area and site selection evaluation system, which has been customized for the requirements of the Buffalo Wild Wings system, to assist in identifying suitable trade areas within that market and suitable sites within identified trade areas. Criteria examined to determine appropriate trade areas include the presence of a casual dining corridor, projected growth within the trade area, the locations of key big box retailers in the neighborhood, key demographics and population density, drive time and trade area analysis and other quantitative and qualitative measures. Once a suitable trade area is identified, we examine site-specific details including visibility, signage, access and parking. Final approval by one or more members of our executive management team is required for each company-owned site. At least one senior franchise executive reviews each franchise site.

MARKETING AND ADVERTISING

      We have created a unique marketing program designed to communicate a distinctive and consistent brand that differentiates Buffalo Wild Wings from our competitors and that showcases our food in a fun and energetic atmosphere. These efforts include marketing campaigns and irreverent, award-winning advertising to support both our company-owned and franchised restaurants. The goal of these efforts is to: i) drive positive same-store sales through additional visits by our existing guests and visits by new guests, ii) increase margins, iii) increase average order size, iv) support strong restaurant openings, and v) build brand awareness.

      MARKETING CAMPAIGNS. Our primary marketing campaigns focus on a particular menu item, day or daypart in an attempt to drive traffic and build brand awareness. For example, in 2005 we developed a campaign to promote the rollout of our new "Naked Tenders(R)" menu item. Our secondary marketing campaigns focus on reaching beyond the core Buffalo Wild Wings guest. Given our strategy to be a neighborhood destination, community marketing is also a key to developing brand awareness in each market. Our restaurants actively sponsor local sporting teams and sporting events to drive guest traffic associated with those activities.

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

      RESTAURANT MANAGEMENT. Our management structure consists of a general manager, one assistant general manager and up to three other managers depending on sales volume of the restaurant. We utilize regional managers to oversee our general managers, ensuring that they receive the training and support necessary to effectively operate their restaurants. Currently, we have 16 regional managers who oversee four to nine restaurants each. As we expand geographically, we expect to add additional regional managers. We have five Directors of Operations who lead the Regional Managers.

      KITCHEN OPERATIONS. An important aspect of our concept is the efficient design, layout and execution of our kitchen operations. Due to the relatively simple preparation of our menu items, the kitchen consists of fryers, grill and food prep stations that are arranged assembly-line style for maximum productivity. Given our menu and kitchen design, we are able to staff our kitchen with hourly employees who require only basic training before reaching full productivity. Additionally, we do not require the added expense of an on-site chef. The ease and simplicity of our kitchen operations allows us to achieve our goal of preparing casual dining quality food with minimal wait times. We also believe the ease of our kitchen operations is a significant factor in attracting franchisees.

      TRAINING. We provide extensive training for management and hourly employees at company-owned restaurants, with the goal of providing an excellent guest experience based on our service, food preparation and facilities maintenance. Further, we require each franchisee to send their general manager, assistant manager and "control person" to attend our management training program.

      Managers of our company-owned restaurants are trained using a two-part process. This includes hands-on education during a five-week training period at one of our certified training restaurants, coupled with an additional one-week management skills class. During this training period, our manager trainees will work in every aspect of the business, including line cook, server and manager.

      Our hourly employees in company-owned restaurants complete a comprehensive position certification process. A station certification process requires 16 to 20 hours of hands-on and classroom-style training. In addition, our hourly employees are encouraged to participate in an on-the-job training program called the Wing Certified Trainer, or WCT, program that utilizes both detailed training guides and hands-on instruction by restaurant management. The certification process requires that the employee have a high level of knowledge of all 10 components of restaurant operations. These 10 components represent the six different job positions in our restaurant: cashier and greeter, bartender, server, expedite station, grill and southwest station, and chip and shake station. Monetary incentives and additional benefits are used to encourage employees to participate in this certification process. Our objective is to have at least four WCTs at each company-owned and franchised restaurant.

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

      We utilize T. Marzetti company for the production of our signature sauces. They maintain sufficient inventory levels to ensure consistent supply to our restaurants. We have a confidentiality agreement with Marzetti which prevents our sauces from being supplied to, or manufactured for, anyone else.

      Fresh chicken wings are an important component of our cost of sales. Prices are generally based on the underlying commodity price of chicken wings plus additional costs for handling and distribution. Fresh chicken wings accounted for approximately 31%, 34%, and 27% of our cost of sales in 2003, 2004, and 2005, respectively. We ensure consistent supply of high quality chicken wings by utilizing four to six suppliers, with Peco Foods, Inc. currently accounting for approximately 39% of the total system-wide supply. Given our multiple suppliers and the commodity nature of fresh chicken wings, we believe we have sufficient supplier flexibility to maintain a consistent chicken wing supply. We regularly review our buying procedures to ensure quality and cost optimization.

RESTAURANT FRANCHISE OPERATIONS

      Our concept continues to attract a strong group of franchisees many of whom have substantial prior restaurant operations experience. Our franchisees execute a separate franchise agreement for each restaurant opened, typically providing for a 15 to 20-year initial term, with an opportunity to enter into a renewal franchise agreement subject to certain conditions. Our agreement currently requires franchisees to pay an initial franchise fee of $42,500 for the first restaurant opened and $32,500 for each additional restaurant they open. The $32,500 fee is reduced to $12,500 if the additional restaurant is in the designated area of the franchisee's existing restaurant. If a franchisee has entered into an area development agreement with us, the initial franchise fee is $42,500 for the first restaurant, $32,500 for the second restaurant and $27,500 for each subsequent restaurant. These amounts are reduced to $32,500 for the first restaurant and $12,500 for each subsequent restaurant if the franchisee is an existing area developer signing an additional area development agreement. If the franchisee is an existing franchisee that subsequently signs an area development agreement, the franchise fee is $32,500 for the first restaurant and $22,500 for each subsequent restaurant. Franchisees also pay us a royalty fee of 5.0% of their restaurant sales. Franchise agreements typically allow us to assess franchisees an advertising fee in the amount of 3.0% of their restaurant sales, of which 2.5% was contributed to our Advertising Fund in 2005 and the remaining 0.5% was spent directly by the franchisee in the applicable local market. Our current form of franchise agreement permits us to increase the required contribution to the Advertising Fund by 0.5% once every three years. The amount contributed to the Advertising Fund increased from 2.5% to 3.0% on December 26, 2005.

      All of our franchise agreements require that each franchised restaurant be operated in accordance with our defined operating procedures, adhere to the menu established by us, meet applicable quality, service, health and cleanliness standards and comply with all applicable laws. We ensure these high standards are being followed through a variety of means including mystery shoppers and announced and unannounced quality assurance inspections. We also employ franchise consultants to assist our franchisees in developing profitable operations and maintaining our operating standards. We may terminate the franchise rights of any franchisee who does not comply with our standards and requirements. We believe that maintaining superior food quality, an inviting and energetic atmosphere and excellent guest service are critical to the reputation and success of our concept; therefore, we aggressively enforce the contractual requirements of our franchise agreements.

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

MANAGEMENT INFORMATION SYSTEMS

      We have our core management information systems in place and believe they are scalable to support our future growth plans. We utilize a standard point-of-sale system in all of our company-owned restaurants that helps facilitate the operation of the restaurants by recording sales, cost of sales, labor and other operating metrics and allows managers to create various reports. We currently are reviewing the capabilities of our current point-of-sale system to ensure it is sufficient to support our planned expansion. Certain information from the point-of-sale system is transferred to our headquarters on a daily basis and is reported daily to various levels of management through email and our corporate intranet. Franchisees are required to report sales on a daily basis through an on-line reporting network and submit their restaurant-level financial statements on a quarterly or annual basis.

COMPETITION

      The restaurant industry is intensely competitive. We compete on the basis of the taste, quality and price of food offered, guest service, ambience, location, and overall dining experience. We believe that our attractive price-value relationship, taking into account the atmosphere of our restaurant, our flexible service model and the quality and distinctive flavor of our food enable us to differentiate ourselves from our competitors. We believe we compete primarily with local and regional sports bars and casual dining and quick casual establishments, as well as with quick service restaurants such as wing-based take-out concepts. Many of our direct and indirect competitors are well-established national, regional or local chains and some have substantially greater financial and marketing resources than we do. We also compete with many restaurant and retail establishments for site locations and restaurant employees.

PROPRIETARY RIGHTS

      We own the rights to the "Buffalo Wild Wings(R)" service mark and to certain other service marks and trademarks used in our system. We attempt to protect our sauce recipes as trade secrets by, among other things, requiring a confidentiality agreement with our sauce supplier and executive officers. It is possible that competitors could develop recipes and procedures that duplicate or closely resemble our recipes and procedures. We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concept. We vigorously protect our proprietary rights. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly and may not be successful. Although we believe that we have sufficient rights to all of our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand. Any such litigation may be costly and divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our trademarks or service marks in the future and may be liable for damages.

GOVERNMENT REGULATION

      The restaurant industry is subject to numerous federal, state and local governmental regulations, including those relating to the preparation and sale of food and alcoholic beverages, sanitation, public health, fire codes, zoning and building requirements. Each restaurant requires appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each restaurant requires food service licenses from local health authorities. Our licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by us or our employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of employees or patrons who may serve or be served alcoholic beverages, the serving of alcoholic beverages to visibly intoxicated patrons, advertising, wholesale purchasing and inventory control. The failure of a restaurant to retain liquor or food service licenses could have a material adverse effect on our operations. In order to reduce this risk, restaurant employees are trained in standardized operating procedures designed to assure compliance with all applicable codes and regulations.

      We and our franchisees are also subject to laws governing our relationships with employees, including laws and regulations relating to benefits, wages, hours, workers' compensation insurance rates, unemployment and other taxes, working and safety conditions and citizenship or immigration status. We may be subject in certain states to "dram-shop" statutes, which generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. In addition, we are subject to various state and federal laws relating to the offer and sale of franchises and the franchisor-franchisee relationship. In general, these laws and regulations impose specific disclosure and registration requirements prior to the sale and marketing of franchises and regulate certain aspects of the relationship between franchisor and franchisee.

EMPLOYEES

      As of December 25, 2005, we employed 6,125 employees. We have 1,282 full-time and 4,710 part-time employees working in our company-owned restaurants and 133 employees based out of our home office or in the field. Our employees are not covered by any collective bargaining agreement and we have never experienced an organized work stoppage or strike. We believe that our working conditions and compensation packages are competitive and consider our relations with our employees to be good.

      Our executive officers as of March 2, 2006 are as follows:

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

      Kathleen M. Benning has served as our Senior Vice President, Marketing and Brand Development since January 2002 and as Vice President of Marketing since March 1997. Prior to joining us, Ms. Benning was employed by Nemer, Fieger & Associates, an advertising agency, from 1992 to 1997, where she was a partner from 1994 to 1997.

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

      Lee Sanders has served as our Senior Vice President, Development and Franchising since January 2002 and as Vice President of Franchising since August 2001. Prior to joining us, Mr. Sanders was National Director of Franchising of Allied Domecq Quick Service Restaurants, a franchisor of Dunkin' Donuts, Togo's Eateries and Baskin-Robbins from September 1998 to August 2001. From 1988 to 1998, Mr. Sanders was a Manager of Branded Retail Systems for General Mills.

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

      Judith A. Shoulak has served as our Senior Vice President, Operations since March 2004, as our Senior Vice President, Human Resources from January 2003 to February 2004, and as Vice President of Human Resources from October 2001 to January 2003. From 1993 to 2001, Ms. Shoulak served as Vice President of Field Human Resources of OfficeMax, where she was responsible for human resources leadership to field operations.

ITEM 1A. RISK FACTORS

      The foregoing discussion and the discussion contained in Item 7 of this Form 10-K contain various "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. Our forward-looking statements generally relate to our growth strategy, financial results, sales efforts, store openings and related expense, and cash requirements. Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the risk factors that follow. Investors are cautioned that all forward-looking statements involve risks and uncertainties.

      FLUCTUATIONS IN CHICKEN WING PRICES COULD REDUCE OUR OPERATING INCOME.

      The primary food product used by our company-owned and franchised restaurants is fresh chicken wings. We purchase fresh chicken wings based on current market prices that are subject to fluctuations. A material increase in fresh chicken wings costs may adversely affect our operating results. Fresh chicken wing prices in 2005 averaged 14% lower than 2004 as the average price per pound dropped from $1.39 in 2004 to $1.20 in 2005. If there is a significant rise in the price of fresh chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. For example, fresh chicken wings accounted for approximately 31%, 34%, and 27% of our cost of sales in 2003, 2004, and 2005, respectively, with an annual average price per pound of $1.06, $1.39, and $1.20, respectively. A 10% increase in the fresh chicken wing costs for 2005 would have increased restaurant cost of sales by approximately $1.6 million. If the avian flu were to affect our supply of chicken wings, our operations may be negatively impacted, as prices may rise due to limited supply. Additional information related to chicken wing prices is included in Item 7 under "Results of Operations."

      IF WE ARE UNABLE TO SUCCESSFULLY OPEN NEW RESTAURANTS, OUR REVENUE GROWTH RATE AND PROFITS MAY BE REDUCED.

      To successfully expand our business, we must open new Buffalo Wild Wings restaurants on schedule and in a profitable manner. In the past, we and our franchisees have experienced delays in restaurant openings and we may experience similar delays in the future. Delays or failures in opening new restaurants could hurt our ability to meet our growth objectives, which may affect our results of operations, the expectations of securities analysts and shareholders and thus our stock price. We cannot guarantee that we or our franchisees will be able to achieve our expansion goals or that new restaurants opened by either of us will be operated profitably. If we are unable to generate positive cash flow from a new restaurant, we may be required to recognize an impairment loss with respect to the assets for that restaurant. Further, any restaurants that we or our franchisees open may not achieve operating results similar to those of our existing restaurants. Our ability to expand successfully will depend on a number of factors, many of which are beyond our control. These factors include:

      o    Locating suitable restaurant sites in new and existing markets;

      o    Negotiating acceptable lease or purchase terms for new restaurants;

      o Recruiting, training and retaining qualified home office, field and restaurant personnel and management;

      o    Attracting and retaining qualified franchisees;

      o Cost effective and timely planning, design and build-out of restaurants;

      o Obtaining building materials and hiring satisfactory construction contractors;

      o Obtaining and maintaining required local, state and federal governmental approvals and permits related to the construction of the sites and the sale of food and alcoholic beverages;

      o    Creating guest awareness of our restaurants in new markets;

      o    Competition in our markets; and

      o    General economic conditions.

      WE MUST IDENTIFY AND OBTAIN A SUFFICIENT NUMBER OF SUITABLE NEW RESTAURANT SITES FOR US TO SUSTAIN OUR REVENUE GROWTH RATE.

      We require that all proposed restaurant sites, whether for company-owned or franchised restaurants, meet site-selection criteria established by us. We may make errors in selecting these criteria or applying these criteria to a particular site, or we or our franchisees may not be able to find sufficient new restaurant sites that satisfy these criteria to support our planned expansion in future periods. We face significant competition from other restaurant companies and retailers for sites that meet our criteria and the supply of sites may be limited in some markets. Further, we may be precluded from acquiring an otherwise suitable site due to an exclusivity restriction held by another tenant. As a result of these factors, our costs to obtain and lease sites may increase, or we may not be able to obtain certain sites due to unacceptable costs. Our inability to obtain suitable restaurant sites at reasonable costs may reduce our growth rate.

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

      WE ARE DEPENDENT ON FRANCHISEES AND THEIR SUCCESS.

      Currently, approximately 67% of our restaurants are franchised. Franchising royalties and fees represented approximately 11% of our revenues during fiscal 2003, 2004, and 2005. Our performance depends upon i) our ability to attract and retain qualified franchisees, ii) the franchisees' ability to execute our concept and capitalize upon our brand recognition and marketing, and
iii) franchisees' ability to timely develop restaurants. We may not be able to recruit franchisees who have the business abilities or financial resources necessary to open restaurants on schedule, or who will conduct operations in a manner consistent with our concept and standards. Also, our franchisees may not be able to operate restaurants in a profitable manner.

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

      WE MAY BE UNABLE TO COMPETE EFFECTIVELY IN THE RESTAURANT INDUSTRY.

      The restaurant industry is intensely competitive. We believe we compete primarily with regional and local sports bars, casual dining and quick casual establishments, and quick service wing-based take-out concepts. Many of our direct and indirect competitors are well-established national, regional or local chains with a greater market presence than us. Further, some competitors have substantially greater financial, marketing and other resources than us. In addition, independent owners of local or regional establishments may enter the wing-based restaurant business without significant barriers to entry and such establishments may provide price competition for our restaurants. Competition in the casual dining, quick casual and quick service segments of the restaurant industry is expected to remain intense with respect to price, service, location, concept and the type and quality of food. We also face intense competition for real estate sites, qualified management personnel and hourly restaurant staff.

      A REDUCTION IN VENDOR ALLOWANCES CURRENTLY RECEIVED COULD AFFECT OUR COSTS OF GOODS SOLD.

      During fiscal 2003, 2004, and 2005, vendor allowances were recorded as a reduction in inventoriable costs and cost of sales was reduced by $2.3 million, $3.9 million, and $4.0 million, respectively. If the amount of vendor rebates is reduced, inventoriable costs may increase, as may the cost of sales.

      OUR QUARTERLY OPERATING RESULTS MAY FLUCTUATE DUE TO THE TIMING OF SPECIAL EVENTS AND OTHER FACTORS, INCLUDING THE RECOGNITION OF IMPAIRMENT LOSSES.

      Our quarterly operating results depend, in part, on special events, such as the Super Bowl(R) and other popular sporting events, and thus are subject to fluctuations based on the dates for such events. Historically, sales in most of our restaurants have been higher during fall and winter months based on the relative popularity of national, regional and local sporting and other events. Further, our quarterly operating results may fluctuate significantly because of other factors, including:

      o    Increases or decreases in same-store sales;

      o    Fluctuations in food costs, particularly fresh chicken wings;

      o The timing of new restaurant openings, which may impact margins due to the related preopening costs and initially higher restaurant level operating expense ratios;

      o    Labor availability and costs for hourly and management personnel;

      o    Changes in competitive factors;

      o    Disruption in supplies;

      o    General economic conditions and consumer confidence;

      o    Claims experience for self-insurance programs;

      o    Increases or decreases in labor or other variable expenses;

      o    The impact from natural disasters;

      o    Fluctuations in interest rates; and

      o The timing and amount of asset impairment loss and restaurant closing charges.

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

      CHANGES IN EMPLOYMENT LAWS OR REGULATION COULD HARM OUR PERFORMANCE.

      Various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime pay, unemployment tax rates, workers' compensation rates, citizenship requirements and sales taxes. A number of factors could adversely affect our operating results, including additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, increased tax reporting and tax payment requirements for employees who receive tips, a reduction in the number of states that allow tips to be credited toward minimum wage requirements, and increased employee litigation including claims relating to the Fair Labor Standards Act.

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

      WE ARE SUSCEPTIBLE TO ADVERSE TRENDS AND ECONOMIC CONDITIONS IN OHIO.

      As of December 25, 2005, 81, or approximately 22%, of our company-owned and franchised restaurants were located in Ohio. As a result, we are susceptible to adverse trends and economic conditions in that state. In addition, given our geographic concentration in the Midwest, negative publicity regarding any of our restaurants could have a material effect on our business and operations throughout the region, as could other regional occurrences such as local strikes, new or revised laws or regulations, or disruptions in the supply of food products.

      CHANGES IN CONSUMER PREFERENCES OR DISCRETIONARY CONSUMER SPENDING COULD HARM OUR PERFORMANCE.

      Our success depends, in part, upon the continued popularity of Buffalo, New York-style chicken wings, our other menu items, sports bars and casual dining restaurant styles. We also depend on trends toward consumers eating away from home more often. Shifts in these consumer preferences could negatively affect our future profitability. Such shifts could be based on health concerns related to the cholesterol, carbohydrate or fat content of certain food items, including items featured on our menu. Negative publicity over the health aspects of such food items may adversely affect consumer demand for our menu items and could result in a decrease in guest traffic to our restaurants. A decrease in guest traffic could materially harm our business. Smoking bans imposed by state or local laws could also adversely impact our restaurants' performance. In addition, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. A decline in consumer spending or in economic conditions could reduce guest traffic or impose practical limits on pricing, either of which could harm our business, financial condition, operating results or cash flow.

      CHANGES IN PUBLIC HEALTH CONCERNS MAY IMPACT OUR PERFORMANCE.

      Changes in public health concerns may affect consumer preferences for our products. For example, if incidents of the avian flu occur in the United States, consumer preferences for poultry products may be negatively impacted, resulting in a decline in demand for our products. Similarly, public health concerns over smoking have seen a rise in smoking bans. Such smoking bans may adversely affect our operations to the extent that such bans are imposed in specific locations, rather than state-wide, or that exceptions to the ban are given to bars or other establishments, giving patrons the ability to choose nearby locations that have no such ban. Further, growing movements to lower blood alcohol levels may result in a decline in alcohol consumption at our stores or increase the number of dram shop claims made against us, either of which may negatively impact operations.

      A DECLINE IN VISITORS TO ANY OF THE BUSINESS DISTRICTS NEAR THE LOCATIONS OF OUR RESTAURANTS COULD NEGATIVELY AFFECT OUR RESTAURANT SALES.

      Some of our restaurants are located near high activity areas such as retail centers, big box shopping centers and entertainment centers. We depend on high visitor rates at these businesses to attract guests to our restaurants. If visitors to these centers decline due to economic conditions, road construction, changes in consumer preferences or shopping patterns, changes in discretionary consumer spending or otherwise, our restaurant sales could decline significantly and adversely affect our results of operations.

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

      We may seek to selectively acquire existing restaurants from our franchisees. To do so, we would need to identify suitable acquisition candidates, negotiate acceptable acquisition terms and obtain appropriate financing. Any acquisition that we pursue, whether or not successfully completed, may involve risks, including:

      o material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition as the acquired restaurants are integrated into our operations;

      o risks associated with entering into markets or conducting operations where we have no or limited prior experience; and
      o    the diversion of management's attention from other business concerns.

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

      COMPLAINTS OR LITIGATION MAY HURT US.

      Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for an illness or injury they suffered at or after a visit to our restaurants. We are also subject to a variety of other claims arising in the ordinary course of business, including personal injury claims, contract claims, employment-related claims, claims by franchisees, and claims arising from an incident at a franchised restaurant. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. In addition, we are subject to "dram shop" statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage or for which we do not have insurance coverage could materially adversely affect our financial condition or results of operations. Further, adverse publicity resulting from these allegations may materially adversely affect us and our restaurants.

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

      NATURAL DISASTERS AND OTHER EVENTS COULD HARM OUR PERFORMANCE.

      A natural disaster, such as a hurricane, a serious, widespread disease, such as an avian flu pandemic, or other events, such as a serious terrorist attack, could have a material adverse effect on our business and results of operations.

      WE MAY NOT BE ABLE TO PROTECT OUR TRADEMARKS, SERVICE MARKS OR TRADE SECRETS.
      We place considerable value on our trademarks, service marks and trade secrets. We intend to actively enforce and defend our marks and if violations are identified, to take appropriate action to preserve and protect our goodwill in our marks. We attempt to protect our sauce recipes as trade secrets by, among other things, requiring confidentiality agreements with our sauce suppliers and executive officers. However, we cannot be sure that we will be able to successfully enforce our rights under our marks or prevent competitors from misappropriating our sauce recipes. We can also not be sure that: i) our marks are valuable, ii) using our marks does not, or will not, violate others' marks,
iii) the registrations of our marks would be upheld if challenged, or iv) we would not be prevented from using our marks in areas of the country where others might have already established rights to them. Any of these uncertainties could have an adverse effect on us and our expansion strategy.

ITEM 1B. UNRESOLVED STAFF COMMENTS

      Not applicable.

ITEM 2. PROPERTIES

      We are headquartered in Minneapolis, Minnesota. Our home office has 17,198 square feet of office space. We occupy this facility under a lease that terminates on November 1, 2007 with options to renew for two successive five-year terms.

      As of December 25, 2005, we owned and operated 122 restaurants. We lease the land and building for nearly all of these sites. The majority of our existing leases are for 10 or 15-year terms, generally including options to extend the terms. We typically lease our restaurant facilities under "triple net" leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts. In addition, most of our leases include "exclusive use" provisions prohibiting our landlords from leasing space to other restaurants that fall within certain specified criteria. Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the lease or franchise agreement.

      The following table sets forth the 35 states in which Buffalo Wild Wings restaurants are located and the number of restaurants in each state as of December 25, 2005:


                                NUMBER OF RESTAURANTS OPEN
                         -------------------------------------------
                         COMPANY-OWNED     FRANCHISED        TOTAL
                         --------------    ----------      ---------
Alabama                         1               5               6
Arkansas                       --               2               2
Arizona                        --               9               9
California                     --               1               1
Colorado                        7               1               8
Delaware                       --               1               1
Florida                        --              11              11
Georgia                         7              --               7
Illinois                        1              18              19
Indiana                         2              26              28
Iowa                            3              --               3
Kansas                          6              --               6
Kentucky                        9               4              13
Louisiana                      --               5               5
Maryland                       --               2               2
Michigan                       --              23              23
Minnesota                      15               3              18
Mississippi                     1               2               3
Missouri                        3               8              11
Montana                        --               1               1
Nebraska                        5               2               7
Nevada                         --               7               7
New York                        4               1               5
North Carolina                  8               3              11
North Dakota                   --               4               4
Ohio                           21              60              81
Oklahoma                       --               4               4
Pennsylvania                    3              --               3
South Carolina                 --               1               1
South Dakota                   --               1               1
Tennessee                       9              --               9
Texas                          12              24              36
Virginia                       --              12              12
West Virginia                  --               3               3
Wisconsin                       5               4               9
                         --------------    ----------      ---------
      Total                  122              248             370
                         ==============    ==========      =========

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

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

      Our Common Stock trades on the NASDAQ National Stock Market under the symbol "BWLD". The following table sets forth, the high and low closing sale prices of our Common Stock. These quotations represent inter-dealer prices and do not include retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

                                                             2005                  2004
                                                    ---------------------- ----------------------
                                                        HIGH       LOW       HIGH         LOW
                                                    ----------- ---------- ----------  ----------
First Quarter                                       $    41.27  $    32.01 $    27.98  $    23.29
Second Quarter                                           40.00       27.58      34.05       25.93
Third Quarter                                            34.75       27.04      31.49       26.20
Fourth Quarter                                           34.03       25.45      37.53       27.33

HOLDERS

      As of February 1, 2006, there were approximately 150 record holders of our Common Stock, excluding shareholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on information which we have obtained from our transfer agent, there are approximately 17,000 holders of our Common Stock whose stock is held either in nominee name and/or street name brokerage accounts.

DIVIDENDS

      We have never declared or paid cash dividends on our capital stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We intend to retain future earnings for the development of our business.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

      For information on our equity compensation plans, refer to Item 12, "Security Ownership of Certain Beneficial Owners and Management."

REPURCHASES

         The following table sets out shares of our Common Stock repurchased by us in 2005.



                                                                                                   (d) Maximum Number
                                                                             (c) Total Number of   (or Approximate
                                                                             Shares (or Units)     Dollar Value) of
                                                                             Purchased as Part     Shares (or Units)
                                 (a) Total Number of    (b) Average Price    of Publicly           that May Yet Be
                                 Shares (or Units)      Paid per Share (or   Announced Plans or    Purchased Under the
Period                           Purchased(1)           Unit)                Programs              Plans or Programs
--------------------------       ------------------     ------------------   ------------------    -----------------
Feb. 1 - Feb. 28, 2005                 1,362                  $38.11               N/A                     N/A
March 1 - March 31, 2005               5,002                   37.33               N/A                     N/A
August 1 - August 31, 2005               324                   31.10               N/A                     N/A
                                 -----------------
Total                                  6,688
                                 =================


(1) All of the shares were repurchased by us in connection with payment of the exercise price upon stock-for-stock option exercises or payment of taxes upon vesting of restricted stock by employees, including seven executive officers.

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

      We have experienced positive same store sales and solid financial performance in both 2004 and 2005 with cash flow from operations of $21.4 and $24.7 million, respectively. These amounts were adequate to fund expansion of new company-owned restaurants.

ITEM 6. SELECTED FINANCIAL DATA

      The following summary information should be read in conjunction with the Consolidated Financial Statements and related notes thereto set forth in Item 8 of this Form 10-K.

                                                                            Fiscal Years Ended(1)
                                                     ---------------------------------------------------------------------------
                                                      Dec. 30,        Dec. 29,        Dec. 28,        Dec. 26,         Dec 25,
                                                        2001            2002            2003             2004           2005
                                                     -----------     -----------     -----------     -----------     -----------
                                                                   (in thousands, except share and per share data)
CONSOLIDATED STATEMENTS OF EARNINGS DATA:
Revenue:
Restaurant sales                                     $    66,351     $    85,493     $   112,965     $   152,221     $   185,823
Franchising royalties and fees                             8,219          10,614          13,532          18,827          23,877
                                                     -----------     -----------     -----------     -----------     -----------
    Total revenue                                         74,570          96,107         126,497         171,048         209,700
                                                     -----------     -----------     -----------     -----------     -----------
Costs and expenses:
Restaurant operating costs:
   Cost of sales                                          21,133          24,983          35,423          51,507          58,771
   Labor                                                  18,563          24,640          32,684          43,853          55,403
   Operating                                              10,328          13,311          17,559          23,080          29,717
   Occupancy                                               4,262           5,734           7,738          10,259          14,172
Depreciation                                               4,096           5,528           7,021           9,717          11,765
General and administrative                                10,333          14,133          16,926          19,372          22,303
Preopening                                                   653           1,085           1,155           2,042           2,599
Restaurant impairment and closures                           289             708             868             573           1,991
                                                     -----------     -----------     -----------     -----------     -----------
    Total costs and expenses                              69,657          90,122         119,374         160,403         196,721
                                                     -----------     -----------     -----------     -----------     -----------
Income from operations                                     4,913           5,985           7,123          10,645          12,979
Other income (expense), net                                 (713)           (878)         (1,246)            671           1,340
                                                     -----------     -----------     -----------     -----------     -----------
    Earnings before income taxes                           4,200           5,107           5,877          11,316          14,319
Income tax expense                                         1,499           2,030           2,294           4,115           5,439
                                                     -----------     -----------     -----------     -----------     -----------
    Net earnings                                           2,701           3,077           3,583           7,201           8,880
Accretion resulting from cumulative dividend and
mandatory redemption feature of preferred stock            1,317          1 ,457           1,452            --              --
                                                     -----------     -----------     -----------     -----------     -----------
    Net earnings available to common stockholders    $     1,384     $     1,620     $     2,131     $     7,201     $     8,880
                                                     ===========     ===========     ===========     ===========     ===========

Earnings per common share - basic                    $      0.56     $      0.64     $      0.66     $      0.88     $      1.05
Weighted average shares outstanding - basic            2,469,000       2,529,000       3,222,000       8,165,000       8,446,000
Earnings per common share - diluted                  $      0.50     $      0.54     $      0.55     $      0.84     $      1.02
Weighted average shares outstanding - diluted          2,781,000       2,976,000       3,842,000       8,603,000       8,708,000


CONSOLIDATED STATEMENTS OF CASH FLOW DATA:
Net cash provided by operating activities            $    11,870     $    10,337     $    17,753     $    21,362     $    24,700
Net cash used in investing activities                     (7,853)         (9,592)        (10,739)        (59,915)        (34,001)
Net cash provided by (used in) financing activities       (1,267)         (3,481)         37,872           1,572             730

                                                                                     As of(1)
                                                     ---------------------------------------------------------------------------
                                                      Dec. 30,        Dec. 29,        Dec. 28,        Dec. 26,         Dec 25,
                                                        2001            2002            2003             2004           2005
                                                     -----------     -----------     -----------     -----------     -----------
                                                                                   (in thousands)
CONSOLIDATED BALANCE SHEETS DATA:
Total current assets                                 $    12,469     $    12,656     $    55,663     $    57,021     $    61,079
Total assets                                              40,971          50,741         103,999         118,985         133,123
Total current liabilities                                 13,003          14,827          15,641          18,327          20,203
Total liabilities                                         23,717          30,390          28,932          33,278          36,275
Mandatorily redeemable Series A Preferred Stock           10,331          11,788            --              --              --
Retained earnings                                          5,081           6,701           8,832          16,033          24,913
Total common stockholders' equity                          6,923           8,563          75,067          85,707          96,848


(1) The company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. The fiscal years ended December 30, 2001, December 29, 2002, December 28, 2003, December 26, 2004, and December 25, 2005 were comprised of 52 weeks. Fiscal 2006 will be a 53-week year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for fiscal 2006 and our expected store openings. Such statements are forward-looking and involve risks and uncertainties including but not limited to those discussed in Item 1 of this 10-K under "Risk Factors/Forward-Looking Statements." Information included in this discussion and analysis includes commentary on company-owned and franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Buffalo Wild Wings(R) Grill & Bar concept and the overall health of the concept. Franchise information also provides an understanding of the our revenues as franchise royalties and fees are based on the opening of franchised units and their sales. However, franchise sales and same-store sales information does not represent sales in accordance with U. S. Generally Accepted Accounting Principles (GAAP), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.

OVERVIEW

      As of December 25, 2005, we owned and operated 122 and franchised an additional 248 Buffalo Wild Wings Grill & Bar restaurants in 35 states. Of the 370 system-wide restaurants, 81 of those restaurants are located in Ohio. The restaurants have elements of both the quick casual and casual dining styles, both of which are part of a growing industry. Our long-term focus is to grow to a national chain of 1,000 locations, with 20% annual unit growth in the next several years, continuing the strategy of developing both company-owned and franchised restaurants.

      Our growth and success depend on several factors and trends. First, we continue to monitor and react to our cost of goods sold. The costs of goods sold is difficult to predict, as it ranged 30.7% to 35.0% quarter to quarter in 2004 and 2005, mostly due to the price fluctuation in chicken wings. We are working to counteract the volatility of chicken wing prices with the introduction of popular new menu items, effective marketing promotions and menu price increases. We will continue to monitor the cost of fresh chicken wing prices, as it can significantly change our cost of sales and cash flow from company-owned restaurants. We also are exploring purchasing strategies to lessen the severity of cost increases and fluctuations, and are reviewing menu additions and other strategies that may decrease the percentage that fresh chicken wings represent in terms of total restaurant sales. The chart below illustrates the fluctuation in fresh chicken wing prices from quarter to quarter in the last five years.

                           [DATA REPRESENTING CHART]
                               [GRAPHIC OMITTED]

                         Average Quarterly Wing Prices
                                    2001-2005

                 Q1          Q2          Q3           Q4
       2005         1.45        1.14        1.08         1.17
       2004         1.49        1.46        1.35         1.30
       2003         1.01        1.02        1.00         1.21
       2002         1.11        0.87        0.84         0.78
       2001         1.14        1.22        1.22         1.16
       2000         0.87        0.79        0.86         1.00

      A second factor is our success in new markets. There are inherent risks in opening new restaurants, especially in new markets, for various reasons, including the lack of experience, logistical support, and brand awareness in a new market. These factors may result in lower than anticipated sales and cash flow for new restaurants in new markets. In 2006, we plan to develop company-owned restaurants primarily in markets where we currently have either company-owned or franchised restaurants. We believe this development focus, together with our implementation of revised new restaurant opening procedures, will help to mitigate the overall risk associated with opening restaurants.

      Third, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume, and, therefore, cash flow per location. We remain committed to high quality operations and guest hospitality, as evidenced by the implementation of our new flexible service style in company-owned and franchised restaurants.

      Our revenue is generated by:

      o Sales at our company-owned restaurants, which represented 89% of total revenue in 2005. Food and nonalcoholic beverages accounted for 71% of restaurant sales. The remaining 29% of restaurant sales was from alcoholic beverages. The menu item with the highest sales volume is chicken wings at 25% of total restaurant sales.

      o Royalties and franchise fees received from our franchisees.

      We generate cash from the operation of our company-owned restaurants and also from franchise royalties and fees. We highlight the specific costs associated with the on-going operation of our company-owned restaurants in the statement of earnings under "Restaurant operating costs." Nearly all of our depreciation expense relates to assets used by our company-owned restaurants. Preopening costs are those costs associated with opening new company-owned restaurants and will vary annually based on the number of new locations opened. Restaurant closures and impairment expense is related to company-owned restaurants, and includes the write-down of under-performing locations, the costs associated with closures of locations and normal asset retirements. Certain other expenses, such as general and administrative, relate to both company-owned restaurant and franchising operations.

      As a growing company, we review our trend in general and administrative expenses, and are focused on reducing this expense as a percentage of revenue.

      We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Each of the fiscal years in the five years ended December 25, 2005 were 52-week years. Our fiscal 2006 will be a 53-week year.

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

   VALUATION OF LONG-LIVED ASSETS AND STORE CLOSING RESERVES

      We review long-lived assets quarterly to determine if the carrying value of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for 15 months. We evaluate the recoverability of a restaurant's long-lived assets, including leasehold improvements, equipment and fixtures over its remaining lease term, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. During fiscal 2003, 2004, and 2005, we recognized $621,000, $453,000 and $1.7 million, respectively, of asset impairment charges.

      In addition to the valuation of long-lived assets, we also record a store-closing reserve when a restaurant is abandoned. The store closing reserve is subject to significant judgment as accruals are made for lease payments on abandoned leased facilities. Many factors, including the local business environment, other available lease sites, and the willingness of lessors to negotiate lease buyouts are considered in making the accruals. We estimate future lease obligations based on these factors and evaluate quarterly the adequacy of the estimated reserve based on current market conditions. During 2003, we recorded a reserve of $163,000, which included charges of $87,000 for a restaurant closed in 2003 and an additional charge of $76,000 for the restaurant closed in 2002.

      The reconciliation of the store closing reserve for the years ended December 28, 2003, December 26, 2004, and December 25, 2005 is as follows:

                                              As of                                   As of
                                             Dec. 29,        2003        Costs       Dec. 28,
                                               2002        provision    incurred       2003
                                            ----------    ----------   ----------   ----------
Remaining lease obligation and utilities    $      164    $      210   $     (163)  $      211
Broker fees                                         58           (47)        --             11
                                            ----------    ----------   ----------   ----------
                                            $      222    $      163   $     (163)  $      222
                                            ==========    ==========   ==========   ==========
                                              As of                                   As of
                                             Dec. 28,        2004        Costs       Dec. 26,
                                               2003        provision    incurred       2004
                                            ----------    ----------   ----------   ----------
Remaining lease obligation and utilities    $      211    $        1   $      (76)  $      136
Broker fees                                         11           (11)        --           --
                                            ----------    ----------   ----------   ----------
                                            $      222    $      (10)  $      (76)  $      136
                                            ==========    ==========   ==========   ==========
                                              As of                                   As of
                                             Dec. 26,        2005        Costs       Dec. 25,
                                               2004        provision    incurred       2005
                                            ----------    ----------   ----------   ----------
Remaining lease obligation and utilities    $      136    $       --   $     (136)  $       --
Broker fees                                         --            --           --           --
                                            ----------    ----------   ----------   ----------
                                            $      136    $       --   $     (136)  $       --
                                            ==========    ==========   ==========   ==========

      VENDOR ALLOWANCES

      Vendor allowances include allowances and other funds received from vendors. Certain of these funds are determined based on various quantitative contract terms. We also receive vendor allowances from certain manufacturers and distributors calculated based upon purchases made by franchisees. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction of the related expense. Amounts that represent a reduction of inventory purchase costs are recorded as a reduction of inventoriable costs. We record an estimate of earned vendor allowances that are calculated based upon monthly purchases. We generally receive payment from vendors approximately 30 days from the end of a month for that month's purchases. During fiscal 2003, 2004, and 2005, vendor allowances were recorded as a reduction in inventoriable costs, and cost of sales was reduced by $2.3 million, $3.9 million, and $4.0 million, respectively.

      REVENUE RECOGNITION -- FRANCHISE OPERATIONS

      Our franchise agreements have terms ranging from 10 to 20 years. These agreements also convey extension terms of five or 10 years depending on contract terms and if certain conditions are met. We provide training, preopening assistance and restaurant operating assistance in exchange for area development fees, franchise fees and royalties of 5% of the franchised restaurant's sales. Franchise fee revenue from individual franchise sales is recognized upon the opening of the restaurant when all our material obligations and initial services to be provided by us have been performed. Area development fees are dependent upon the number of restaurants granted in the agreement as are our obligations under the area development agreement. Consequently, as our obligations are met, area development fees are recognized in relation to the expenses incurred with the opening of each new restaurant and any royalty free periods. Royalties are accrued as earned and are calculated each period based on reported franchisees' sales.

      SELF-INSURANCE LIABILITY

      We are self-insured for a significant portion of our risks and associated liabilities with respect to workers' compensation, general liability, and employee health benefits. The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims that may have arisen but have not yet been reported to us as of the balance sheet date. Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, and claims development history. The company maintains stop-loss coverage with third party insurers to limit its total exposure for each of these programs. Significant judgment is required to estimate claims incurred but not reported as parties have yet to assert such claims. If actual claims trends, including the severity or frequency of claims, differ from our estimates, our financial results could be impacted.

RESULTS OF OPERATIONS

      Our operating results for 2003, 2004 and 2005 are expressed as a percentage of total revenue below, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales.



                                                                  Fiscal Years Ended
                                                       -----------------------------------------
                                                        Dec. 28,       Dec. 26,       Dec. 25,
                                                          2003           2004            2005
                                                       ----------      ----------     ----------
Revenue:
   Restaurant sales                                          89.3%           89.0%          88.6%
   Franchising royalties and fees                            10.7            11.0           11.4
                                                       ----------      ----------     ----------
      Total revenue                                         100.0           100.0          100.0
                                                       ----------      ----------     ----------
Costs and expenses:
Restaurant operating costs:
   Cost of sales                                             31.4            33.8           31.6
   Labor                                                     28.9            28.8           29.8
   Operating                                                 15.5            15.2           16.0
   Occupancy                                                  6.9             6.7            7.6
Depreciation                                                  5.6             5.7            5.6
General and administrative                                   13.4            11.3           10.6
Preopening                                                    0.9             1.2            1.2
Restaurant impairment and closures                            0.7             0.3            0.9
                                                       ----------      ----------     ----------
      Total costs and expenses                               94.4            93.8           93.8
                                                       ----------      ----------     ----------
Income from operations                                        5.6             6.2            6.2
                                                       ----------      ----------     ----------
Other income (expense):
   Interest income                                            0.1             0.4            0.6
   Interest expense                                          (0.8)           --             --
   Cost of debt extinguishment                               (0.3)           --             --
                                                       ----------      ----------     ----------
      Total other income (expense), net                      (1.0)            0.4            0.6
                                                       ----------      ----------     ----------
Earnings before income taxes                                  4.6             6.6            6.8
Income tax expense                                            1.8             2.4            2.6
                                                       ----------      ----------     ----------
Net earnings                                                  2.8             4.2            4.2
Accretion resulting from cumulative
   dividend and mandatory redemption
   feature of preferred stock                                 1.1            --             --
                                                       ----------      ----------     ----------
      Net earnings available to common stockholders           1.7%            4.2%           4.2%
                                                       ==========      ==========     ==========

The number of company-owned and franchised restaurants open are as follows:



                                                                         As of
                                                       -----------------------------------------
                                                        Dec. 28,       Dec. 26,       Dec. 25,
                                                          2003           2004            2005
                                                       ----------      ----------     ----------
Company-owned restaurants                                      84             103            122
Franchised restaurants                                        161             203            248

      The restaurant sales for company-owned and franchised restaurants are as follows (in thousands of dollars):

                                                                                Fiscal Years Ended
                                                                      ----------------------------------------
                                                                       Dec. 28,       Dec. 26,       Dec. 25,
                                                                         2003           2004           2005
                                                                      ------------  ------------  ------------
Company-owned restaurant sales                                        $    112,965  $    152,221  $    185,823
Franchised restaurant sales                                                252,165       359,175       470,667

      Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

                                                                                Fiscal Years Ended
                                                                      ----------------------------------------
                                                                       Dec. 28,       Dec. 26,       Dec. 25,
                                                                         2003           2004           2005
                                                                      ------------  ------------  ------------
Company-owned same-store sales                                               4.3%          9.7%         3.2%
Franchised same-store sales                                                  5.6           7.6          2.2

      The annual average prices paid per pound for fresh chicken wings are as follows:

                                                                                Fiscal Years Ended
                                                                      ----------------------------------------
                                                                       Dec. 28,       Dec. 26,       Dec. 25,
                                                                         2003           2004           2005
                                                                      ------------  ------------  ------------
Annual average price per pound                                        $     1.06    $     1.39   $     1.20

FISCAL YEAR 2005 COMPARED TO FISCAL YEAR 2004

      Restaurant sales increased by $33.6 million, or 22.1%, to $185.8 million in 2005 from $152.2 million in 2004. The increase in restaurant sales was due to a $29.1 million increase associated with the opening of 19 new company-owned restaurants in 2005 and the 27 company-owned restaurants opened before 2005 that did not meet the criteria for same-store sales and $4.5 million related to a 3.2% increase in same-store sales.

      Franchise royalties and fees increased by $5.1 million, or 26.8%, to $23.9 million in 2005 from $18.8 million in 2004. The increase was due primarily to additional royalties collected from the 47 new franchised restaurants that opened in 2005 and a full year of operations for the 42 franchised restaurants that opened in 2004. Same-store sales for franchised restaurants increased 2.2%.

      Cost of sales increased by $7.3 million, or 14.1%, to $58.8 million in 2005 from $51.5 million in 2004 due primarily to more restaurants being operated in 2005. Cost of sales as a percentage of restaurant sales decreased to 31.6% in 2005 from 33.8% in 2004. The decrease in cost of sales as a percentage of restaurant sales was primarily due to lower fresh chicken wing costs and product mix changes. Fresh chicken wings were 27% of cost of goods sold in 2005 compared to 34% in 2004. This decrease was primarily due to a drop in average wing costs to $1.20 per pound in 2005 from $1.39 per pound in 2004. Also, boneless wings sales have increased as a part of our menu mix, providing better margins and a corresponding lower cost of goods percentage.

      Labor expenses increased by $11.6 million, or 26.3%, to $55.4 million in 2005 from $43.9 million in 2004 due primarily to more restaurants being operated in 2005. Labor expenses as a percentage of restaurant sales also increased to 29.8% in 2005 compared to 28.8% in 2004. Labor in our restaurants was higher than prior year due to restaurants having higher hourly and management costs along with slightly higher medical costs and payroll taxes.

      Operating expenses increased by $6.6 million, or 28.8%, to $29.7 million in 2005 from $23.1 million in 2004 due primarily to more restaurants being operated in 2005. Operating expenses as a percentage of restaurant sales also increased to 16.0% in 2005 from 15.2% in 2004. The increase in operating expenses as a percentage of restaurant sales was primarily due to higher advertising with a focus on community marketing, higher credit card use by customers and higher utility costs.

      Occupancy expenses increased by $3.9 million, or 38.1%, to $14.2 million in 2005 from $10.3 million in 2004 due primarily to more restaurants being operated in 2005. Occupancy expenses as a percentage of restaurant sales also increased to 7.6% in 2005 from 6.7% in 2004, primarily due to higher rent expense as a percentage of their current sales levels for restaurants in new markets.

      Depreciation increased by $2.0 million, or 21.1%, to $11.8 million in 2005 from $9.7 million in 2004. The increase was primarily due to the additional depreciation on 19 new restaurants in 2005 and 19 new restaurants opened in 2004 and operated for a full year in 2005.

      General and administrative expenses increased by $2.9 million, or 15.1%, to $22.3 million in 2005 from $19.4 million in 2004. General and administrative expenses as a percentage of total revenue decreased to 10.6 % in 2005 from 11.3% in 2004. This decrease was primarily due to a planned decrease in general and administrative expense growth relative to sales growth, which demonstrates our ability to leverage existing corporate infrastructure. However, this decrease was partially offset by an incremental $792,000 of stock-based compensation expense in 2005 related to the vesting of additional restricted stock units.

      Preopening costs increased by $557,000, or 27.3%, to $2.6 million in 2005 from $2.0 million in 2004. In 2005, we opened 19 new company-owned restaurants and incurred cost of approximately $38,000 for restaurants that will open in 2006 and incurred $44,000 for restaurants that opened in 2004. In 2004, we opened 19 new company-owned restaurants, incurred costs of approximately $100,000 for restaurants opening in 2005, and incurred costs of approximately $30,000 for restaurants that opened in 2003. Average preopening cost per restaurant was $132,000 and $94,000 in 2005 and 2004, respectively. The increase was reflective of additional training and development of managers and team members at new locations. In 2006, due to the expensing of preopening rent, we expect the average preopening expense per restaurant to be $165,000.

      Restaurant impairment and closures increased by $1.4 million, or 247.5%, to $2 million in 2005 from $573,000 in 2004. On January 10, 2006, we concluded that we should recognize a $1 million impairment loss with respect to certain assets of three under-performing restaurants in Atlanta. No future cash expenditures are expected as a result of this impairment. In addition, the assets and goodwill impairment of one under-performing restaurant in North Carolina was recognized during the third quarter of 2005. The expense in 2004 represented the asset impairment of two underperforming restaurants, additional reserves related to a restaurant which closed in 2002, and the write-off of miscellaneous equipment.

      Interest income increased by $669,000 to $1.3 million in 2005 from $671,000 in 2004. The majority of our investments are in short-term municipal securities. The increase in interest income was primarily due to the rise in short-term interest rates throughout 2005. Cash and marketable securities balances at the end of the year were $52.4 million in 2005 compared to $49.0 million in 2004.

      Provision for income taxes increased $1.3 million to $5.4 million in 2005 from $4.1 million in 2004. The effective tax rate as a percentage of income before taxes increased from 36.4% in 2004 to 38.0% in 2005. The rate increase was primarily a result of favorable resolutions of prior year state income tax matters which lowered the overall 2004 tax rate and increased provisions in 2005 for tax exposure items. For 2006, we believe our effective tax rate will be between 38% and 39%.

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

      Labor expenses increased by $11.2 million, or 34.2%, to $43.9 million in 2004 from $32.7 million in 2003 due primarily to more restaurants being operated in 2004. Labor expenses as a percentage of restaurant sales were essentially flat year over year, at 28.8% in 2004 compared to 28.9% in 2003. Labor trends in our restaurants opened 15 months or longer were better than prior year but were offset by a tripling of our worker's compensation rates under the state-run insurance program for our 21 Ohio stores. Our labor trends for company-owned restaurants opened less than 15 months remain high as we continue to build our brand in new markets.

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

      Occupancy expenses increased by $2.5 million, or 32.6%, to $10.3 million in 2004 from $7.7 million in 2003 due primarily to more restaurants being operated in 2004. Occupancy expenses as a percentage of restaurant sales decreased to 6.7% in 2004 from 6.9% in 2003.

      Depreciation increased by $2.7 million, or 38.4%, to $9.7 million in 2004 from $7.0 million in 2003. The increase was primarily due to the additional depreciation on 19 new restaurants in 2004 and 15 new restaurants opened in 2003 and operated for a full year in 2004.

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

      Restaurant impairment and closures decreased by $295,000, or 34.0%, to $573,000 in 2004 from $868,000 in 2003. The expense in 2004 represented the asset impairment of two underperforming restaurants, additional reserves related to a restaurant which closed in 2002, and the write-off of miscellaneous equipment. The expense in 2003 represented the asset impairment of one underperforming restaurant, closure of one restaurant, additional reserves related to a restaurant which closed in 2002, and impairment of liquor licenses in Ohio.

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

LIQUIDITY AND CAPITAL RESOURCES

      Our primary liquidity and capital requirements have been for new restaurant construction, remodeling and maintaining our existing company-owned restaurants, working capital and other general business needs. Our main sources of liquidity and capital during the last three years have been cash flows from operations and the issuance of common stock through an initial public offering in November 2003. The cash and marketable securities balance at the fiscal year ended 2005 was $52.4 million. We invest our cash balances in debt securities with the focus on protection of principal, adequate liquidity and maximization of after-tax returns. As of December 25, 2005, nearly all excess cash was invested in high quality municipal securities. We repaid all long-term capital lease obligations and long-term debt in December 2003.

      During fiscal 2003, 2004, and 2005, net cash provided by operating activities was $17.8 million, $21.4 million, and $24.7 million, respectively. Net cash provided by operating activities in 2005 consisted primarily of net earnings adjusted for non-cash expenses and an increase in accounts payable and income taxes payable, partially offset by an increase in accounts receivable. The increase in accounts payable was due primarily to additional restaurants and the timing of payments. The increase in income taxes payable was also due to the timing of payments. The increase in accounts receivable was due to higher credit card usage and construction allowance receivables.

      Net cash provided by operating activities in 2004 consisted primarily of net earnings adjusted for non-cash expenses and an increase in unearned franchise fees, accounts payable, and accrued expenses partially offset by an increase in accounts receivable and income tax receivables. The increase in unearned franchise fees was due to a number of area development and franchise agreements sold but for which the restaurants had not yet opened. The increase in accounts payable is relative to the growth in the number of company-owned restaurants. The increase in accrued expenses was due primarily to higher incentive compensation costs resulting from company performance, higher professional fees resulting from SOX 404 implementation, and a higher gift card liability due to strong fourth quarter gift card sales. The increase in accounts receivable was primarily due to higher credit card receivables partially offset by lower landlord receivables for tenant improvements. The increase in income tax receivables was due to the timing of payments.

      Net cash provided by operating activities in 2003 consisted primarily of net earnings adjusted for non-cash expenses, an increase in accounts payable, accrued expenses, and unearned franchise fees partially offset by an increase in prepaid expenses. The increase in accounts payable is relative to the growth in the number of company-owned restaurants. The increase in accrued expenses was due to larger gift card liabilities, professional fees, and relocation costs. The increase in unearned franchise fees was due to an increased number of franchise agreements sold but not yet opened. The increase in prepaid expenses was due to higher insurance costs as we completed our initial public offering.

      Net cash used in investing activities for 2003, 2004, and 2005 was $10.7 million, $59.9 million, and $34.0 million, respectively. Investing activities included purchases of property and equipment related to the opening of new restaurants in all periods. In 2003, 2004, and 2005, we opened 15, 19, and 19 new restaurants, respectively. We expect capital expenditures to increase to approximately $26 million in fiscal 2006 due to the addition of new company-owned restaurants and the renovation and maintenance of existing restaurants. In 2006, we plan to open 20 new company-owned restaurants and 50 to 55 new franchised restaurants. During 2004, we began investing in marketable securities with maturities longer than 90 days. In 2004, we purchased $95.5 million of marketable securities and received proceeds of $58.9 million as investments in marketable securities matured. In 2005, we purchased $91.5 million of marketable securities and received proceeds of $79.5 million as investments in marketable securities matured or were sold.

      Net cash provided by financing activities for 2003, 2004 and 2005 was $37.9 million, $1.6 million, and $730,000, respectively. Net cash provided by financing activities for 2005 resulted from the issuance of common stock for options exercised and employee stock purchases of $1.0 million partially offset by tax payments for restricted stock of $284,000. No additional funding from the issuance of common stock (other than from the exercise of options and employee stock purchases) is anticipated in 2006. Net cash provided by financing activities for 2004 resulted primarily from the issuance of common stock for warrants exercised, stock options exercised, and employee stock purchases of $1.6 million. Net cash provided by financing activities for 2003 resulted primarily from the issuance of common stock from the initial public offering ($49.8 million) and proceeds from the exercise of warrants and stock options ($1.2 million), partially offset by payments and payoff of all long-term debt and capital lease obligations ($13.2 million).

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

      The following table presents a summary of our contractual operating lease obligations and commitments as of December 25, 2005:

                                                                       Payments Due By Period
                                                                            (in thousands)
                                                            --------------------------------------------------
                                                            Less than                               After 5
                                               Total         One year    1-3 years     3-5 years      years
                                            -------------   ----------  ----------    ----------   -----------
Operating lease obligations                 $     121,825       13,793       26,571       23,235        58,226
Commitments for restaurants under
   development                                     14,353        1,008        2,719        2,762         7,864
                                            -------------   ----------  -----------   ----------    ----------
      Total                                 $     136,178       14,801       29,290       25,997        66,090
                                            =============   ==========  ===========   ==========    ==========

      Prior to our initial public offering, we operated with a net working capital deficit utilizing our cash from operations and proceeds from equity financings and equipment leasing to fund our operations and our expansion. Since our initial public offering, we have maintained a cash and marketable securities balance in excess of $49 million and have funded our capital expenditures from cash provided by operations. We believe the cash flows from our operating activities in 2006 will also be sufficient to fund our capital expenditures for the current year.

RECENT ACCOUNTING PRONOUNCEMENTS

      In October 2005, the FASB issued Staff Position No. FAS 13-1, "Accounting for Rental Costs Incurred During a Construction Period" ("FSP 13-1"). FSP 13-1 is effective for the first reporting period beginning after December 15, 2005. FSP 13-1 states that rental costs associated with operating leases must be recognized as rental expense allocated on a straight-line basis over the lease term, which includes the construction period. We will adopt this new pronouncement in our first quarter of fiscal 2006. The adoption of FSP 13-1 is expected to increase our preopening costs by $30,000 per company-owned restaurant opening in 2006.

      In November 2005, the FASB issued Staff Position No. FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1"). FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. We will adopt this new pronouncement in our first quarter of fiscal 2006. The adoption of FSP 115-1 is not expected to have a material impact on our consolidated financial statements.

      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (SFAS No.
123R), Shared-Based Payment. SFAS 123R will require us to, among other things, measure all employee stock-based compensation awards using a fair value method and record the expense in our consolidated financial statements. The provisions of SFAS 123R, as amended by SEC Staff Accounting Bulletin No. 107, "Share-Based Payment," are effective no later than the beginning of the next fiscal year that begins after June 15, 2005. We will adopt the new requirements using the modified prospective transition method in our first fiscal quarter of 2006, which ends March 26, 2006. Under that method, we will recognize compensation costs for new grants of stock-based awards, awards modified after the effective date, and the remaining portion of the fair value of the unvested awards at the adoption date. In addition to the recognition of expense in the financial statements, under SFAS 123R, any excess tax benefits received upon exercise of options will be presented as a financing activity inflow in the statement of cash flows rather than as an adjustment of operating activity as currently presented. As SFAS 123R applies to the calculation of stock-based compensation for restricted stock units, beginning in the first quarter of 2006, the value of our restricted stock units will be based on the fair value of the shares on the grant date instead of the fair value of the shares when vesting as the expense is now calculated. Based on our current analysis and information, management has determined that after adoption of SFAS 123R, our total stock-based compensation will be approximately $3.0 million in 2006.

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

RESULTS OF QUARTERLY OPERATIONS (UNAUDITED)

                                     Mar. 28,   Jun. 27,   Sep. 26,      Dec. 26,     Mar. 27,     Jun. 26,    Sept. 25,   Dec. 25,
                                       2004       2004        2004          2004        2005         2005        2005        2005
                                      -------   -------      -------      -------      -------      -------     --------   -------
    Restaurant sales                  $35,926   $35,291      $37,900      $43,104      $45,073      $42,570     $ 45,892   $52,288
    Franchise royalties and fees        4,257     4,261        4,807        5,502        5,720        5,653        5,840     6,664
                                      -------   -------      -------      -------      -------      -------     --------   -------
Total revenue                          40,183    39,552       42,707       48,606       50,793       48,223       51,732    58,952
                                      -------   -------      -------      -------      -------      -------     --------   -------
Costs and expenses:
    Restaurant operating costs:

       Cost of sales                   12,427    12,342       12,755       13,983       15,231       13,291       14,096    16,153
       Labor                            9,959    10,095       11,203       12,596       13,217       12,976       13,743    15,467
       Operating                        5,422     5,358        5,925        6,375        6,857        6,666        7,529     8,665
       Occupancy                        2,293     2,582        2,719        2,665        3,156        3,395        3,616     4,005
    Depreciation                        2,033     2,156        2,245        3,283        2,675        2,832        2,998     3,260
    General and administrative          4,054     4,569        5,009        5,740        5,626        5,634        5,383     5,660
    Preopening                            343       451          585          663          313          600          818       868
    Restaurant impairment
       and closures                        11        28          508           26           18            4          849     1,120
                                      -------   -------      -------      -------      -------      -------     --------   -------
Total costs and expenses               36,542    37,581       40,949       45,331       47,093       45,398       49,032    55,198
                                      -------   -------      -------      -------      -------      -------     --------   -------
Income from operations                  3,641     1,971        1,758        3,276        3,700        2,825        2,700     3,754
Other income:
       Interest income                    133       155          174          209          272          337          349       382
                                      -------   -------      -------      -------      -------      -------     --------   -------
Total other income                        133       155          174          209          272          337          349       382
                                      -------   -------      -------      -------      -------      -------     --------   -------
Earnings before income taxes            3,774     2,126        1,932        3,485        3,972        3,162        3,049     4,136
Income tax expense                      1,472       829          753        1,061        1,521        1,226        1,174     1,518
                                      -------   -------      -------      -------      -------      -------     --------   -------
Net earnings                          $ 2,302   $ 1,297      $ 1,179      $ 2,424      $ 2,451      $ 1,936     $  1,875   $ 2,618
                                      =======   =======      =======      =======      =======      =======     ========   =======

Earnings per common share--basic         0.29      0.16         0.14         0.29         0.29         0.23         0.22      0.31
Earnings per common share--diluted       0.27      0.15         0.14         0.28         0.28         0.22         0.22      0.30
Weighted average shares
   outstanding--basic                   7,815     8,097        8,253        8,318        8,367        8,448        8,473     8,482
Weighted average shares
   outstanding--diluted                 8,382     8,575        8,599        8,645        8,677        8,675        8,678     8,711


RESULTS OF QUARTERLY OPERATIONS (UNAUDITED)

                                   Mar. 28,    Jun. 27,     Sep. 26,     Dec. 26,   Mar. 27,     Jun. 26,   Sept. 25,   Dec. 25,
                                     2004        2004        2004          2004      2005         2005       2005        2005
                                    -------    -------      -------      -------    -------      -------    --------   -------
Revenue:
   Restaurant sales                   89.4%       89.2%       88.7%       88.7%       88.7%       88.3%       88.7%       88.7%
   Franchise royalties and fees       10.6        10.8        11.3        11.3        11.3        11.7        11.3        11.3
                                    -------    -------      -------      -------    -------      -------    --------   -------
Total revenue                        100.0       100.0       100.0       100.0       100.0       100.0       100.0       100.0
                                    -------    -------      -------      -------    -------      -------    --------   -------
Costs and expenses:
    Restaurant operating costs:
       Cost of sales                  34.6        35.0        33.7        32.4        33.8        31.2        30.7        30.9
       Labor                          27.7        28.6        29.6        29.2        29.3        30.5        29.9        29.6
       Operating                      15.1        15.2        15.6        14.8        15.2        15.7        16.4        16.6
       Occupancy                       6.4         7.3         7.2         6.2         7.0         8.0         7.9         7.7
    Depreciation                       5.1         5.5         5.3         6.8         5.3         5.9         5.8         5.5
    General and administrative        10.1        11.5        11.7        11.8        11.1        11.7        10.4         9.6
    Preopening                         0.9         1.1         1.4         1.4         0.6         1.2         1.6         1.5
    Restaurant impairment and
       closures                         --         0.1         1.2         0.1         0.0         0.0         1.6         1.9
                                    -------    -------      -------      -------    -------      -------    --------   -------
Total costs and expenses              90.9        95.0        95.9        93.3        92.7        94.1        94.8        93.6
                                    -------    -------      -------      -------    -------      -------    --------   -------
Income from operations                 9.1         5.0         4.1         6.7         7.3         5.9         5.2         6.4
Other income:
    Interest income                    0.3         0.4         0.4         0.4         0.5         0.7         0.7         0.6
                                    -------    -------      -------      -------    -------      -------    --------   -------
Total other income                     0.3         0.4         0.4         0.4         0.5         0.7         0.7         0.6
                                    -------    -------      -------      -------    -------      -------    --------   -------
Earnings before income taxes           9.4         5.4         4.5         7.2         7.8         6.6         5.9         7.0
Income tax expense                     3.7         2.1         1.8         2.2         3.0         2.5         2.3         2.6
                                    -------    -------      -------      -------    -------      -------    --------   -------
Net earnings                           5.7%        3.3%        2.8%        5.0%        4.8%        4.0%        3.6%        4.4%
                                    =======    =======      =======      =======    =======      =======    ========   =======


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We are exposed to market risk related to our cash and cash equivalents and marketable securities. We invest our excess cash in highly liquid short-term investments with maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and marketable securities and, therefore, impact our cash flows and results of operations.

      Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. We use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is fresh chicken wings. We purchase fresh chicken wings based on current market prices that are subject to monthly fluctuation. A material increase in fresh chicken wing costs may adversely affect our operating results. Fresh chicken wing prices in 2005 averaged 14% lower than 2004 as the average price per pound dropped from $1.39 in 2004 to $1.20 in 2005. If there is a significant rise in the price of fresh chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. Fresh chicken wings accounted for approximately 31%, 34%, and 27% of our cost of sales in 2003, 2004, and 2005, respectively, with an annual average price per pound of $1.06, $1.39, and $1.20, respectively. A 10% increase in fresh chicken wing costs during 2005, would have increased restaurant cost of sales by approximately $1.6 million for fiscal 2005. Additional information related to chicken wing prices is included in Item 7 under "Results of Operations."
      INFLATION

      The primary inflationary factors affecting our operations are food, labor, and restaurant operating costs. Substantial increases in these costs could impact operating results to the extent that such increases cannot be passed along through higher menu prices. A large number of our restaurant personnel are paid at rates based on the applicable federal and state minimum wages, and increases in the minimum wage rates could directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. During 2005, we were affected by higher diesel and natural gas prices. We believe inflation has not had a material impact on our results of operations in recent years.

      FINANCIAL INSTRUMENTS

      Financial instruments that potentially subject us to concentrations of credit risk consist principally of municipal securities. We do not believe there is a significant risk of non-performance by these municipalities because of our investment policy restrictions as to acceptable investment vehicles.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            BUFFALO WILD WINGS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm                                                                 33

Consolidated Balance Sheets as of December 26, 2004 and December 25, 2005                                               34

Consolidated Statements of Earnings for the Years Ended December 28, 2003, December 26, 2004, and December 25, 2005     35

Consolidated Statements of Stockholders' Equity for the Years Ended December 28, 2003, December 26, 2004, and
   December 25, 2005                                                                                                    36

Consolidated Statements of Cash Flows for the Years Ended December 28, 2003, December 26, 2004, and December 25, 2005   37

Notes to Consolidated Financial Statements                                                                              38

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Buffalo Wild Wings, Inc.:

      We have audited the accompanying consolidated balance sheets of Buffalo Wild Wings, Inc. and subsidiaries (the Company) as of December 26, 2004 and December 25, 2005, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 25, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buffalo Wild Wings, Inc. and subsidiaries as of December 26, 2004 and December 25, 2005, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 25, 2005, in conformity with U.S. generally accepted accounting principles.

      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 25, 2005, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated February 24, 2006 expressed an unqualified opinion on management's assessment of, and the effective operation of internal controls over financial reporting.

                                               /S/    KPMG LLP

Minneapolis, Minnesota
February 24, 2006

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     DECEMBER 26, 2004 AND DECEMBER 25, 2005
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                   December 26,   December 25,
                                                                      2004            2005
                                                                    ---------      ---------
                ASSETS
Current assets:
  Cash and cash equivalents                                         $  12,557          3,986
  Marketable securities                                                36,454         48,418
  Accounts receivable--franchisees, net of allowance of $25               689            731
  Accounts receivable--other                                            2,077          3,700
  Inventory                                                             1,207          1,502
  Income taxes receivable                                               1,727           --
  Prepaid expenses                                                      1,470          1,972
  Deferred income taxes                                                   840            770
                                                                    ---------      ---------
     Total current assets                                              57,021         61,079

Property and equipment, net                                            59,649         68,693
Restricted cash                                                           782          2,115
Other assets                                                              774            867
Goodwill                                                                  759            369
                                                                    ---------      ---------
      Total assets                                                  $ 118,985        133,123
                                                                    =========      =========
      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Unearned franchise fees                                           $   2,433          2,194
  Accounts payable                                                      5,383          6,628
  Accrued income tax payable                                             --              102
  Accrued compensation and benefits                                     6,339          6,775
  Accrued expenses                                                      3,663          3,900
  Current portion of deferred lease credits                               509            604
                                                                    ---------      ---------
      Total current liabilities                                        18,327         20,203

Long-term liabilities:
  Marketing fund payables                                                 782          2,115
  Deferred income taxes                                                 6,298          4,755
  Deferred lease credits, net of current portion                        7,871          9,202
                                                                    ---------      ---------
      Total liabilities                                                33,278         36,275
                                                                    ---------      ---------
Commitments and contingencies (notes 4, 12, and 14)
Stockholders' equity:
  Undesignated stock, 5,600,000 shares authorized; none issued           --             --
  Common stock, no par value. Authorized 15,600,000 shares;
      issued and outstanding
      8,425,771, and 8,616,222, respectively                           71,491         74,503
  Deferred compensation                                                (1,817)        (2,568)
  Retained earnings                                                    16,033         24,913
                                                                    ---------      ---------
      Total stockholders' equity                                       85,707         96,848
                                                                    ---------      ---------
      Total liabilities and stockholders' equity                    $ 118,985        133,123
                                                                    =========      =========

          See accompanying notes to consolidated financial statements.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
               FISCAL YEARS ENDED DECEMBER 28, 2003, DECEMBER 26,
                   2004, AND DECEMBER 25, 2005 (DOLLAR AMOUNTS
                  IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)



                                                                    2003            2004           2005
                                                                -----------      ----------     ----------
Revenue:

  Restaurant sales                                              $   112,965         152,221        185,823
  Franchise royalties and fees                                       13,532          18,827         23,877
                                                                -----------      ----------     ----------
      Total revenue                                                 126,497         171,048        209,700
                                                                -----------      ----------     ----------
Costs and expenses:
  Restaurant operating costs:
      Cost of sales                                                  35,423          51,507         58,771
      Labor                                                          32,684          43,853         55,403
      Operating                                                      17,559          23,080         29,717
      Occupancy                                                       7,738          10,259         14,172
  Depreciation                                                        7,021           9,717         11,765
  General and administrative (1)                                     16,926          19,372         22,303
  Preopening                                                          1,155           2,042          2,599
  Restaurant impairment and closures                                    868             573          1,991
                                                                -----------      ----------     ----------
      Total costs and expenses                                      119,374         160,403        196,721
                                                                -----------      ----------     ----------
Income from operations                                                7,123          10,645         12,979
                                                                -----------      ----------     ----------
Other income (expense):
  Interest income                                                       112             671          1,340
  Interest expense                                                     (947)           --             --
  Cost of debt extinguishment                                          (411)           --             --
                                                                -----------      ----------     ----------
      Total other income (expense), net                              (1,246)            671          1,340
                                                                -----------      ----------     ----------
Earnings before income taxes                                          5,877          11,316         14,319
Income tax expense                                                    2,294           4,115          5,439
                                                                -----------      ----------     ----------
Net earnings                                                          3,583           7,201          8,880

Accretion resulting from cumulative dividend and mandatory
redemption feature of preferred stock                                 1,452            --             --
                                                                -----------      ----------     ----------
Net earnings available to common stockholders                   $     2,131           7,201          8,880
                                                                ===========      ==========     ==========
Earnings per common share--basic                                $      0.66            0.88           1.05
Earnings per common share--diluted                                     0.55            0.84           1.02
Weighted average shares outstanding--basic                        3,222,445       8,165,078      8,446,200
Weighted average shares outstanding--diluted                      3,841,961       8,603,881      8,708,494

(1) Contains stock-based compensation of $0, $909, and $1,700

          See accompanying notes to consolidated financial statements.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF
              STOCKHOLDERS' EQUITY FISCAL YEARS ENDED DECEMBER 28,
                 2003, DECEMBER 26, 2004, AND DECEMBER 25, 2005
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                   Common Stock
                                                                ----------------------     Deferred     Retained
                                                                  Shares       Amount    Compensation   Earnings        Total
                                                                ---------     --------   ------------  -----------   -----------
Balance at December 29, 2002                                    2,534,929      $ 1,862        --           6,701         8,563

Net earnings                                                         --           --          --           3,583         3,583
Accretion resulting from cumulative dividend and mandatory
redemption feature of preferred stock                                --           --          --          (1,452)       (1,452)
Conversion of preferred stock                                   1,849,415       13,240        --            --          13,240
Issuance of common stock                                        3,250,000       49,766        --            --          49,766
Exercise of warrants                                              177,169          456        --            --             456
Exercise of stock options                                         170,432          725        --            --             725
Tax benefit from stock issued                                        --            163        --            --             163
Stock-based compensation                                             --             23        --            --              23
                                                                ---------      -------      ------        ------        ------
Balance at December 28, 2003                                    7,981,945       66,235        --           8,832        75,067

Net earnings                                                         --           --          --           7,201         7,201
Shares issued under employee stock purchase plan                   28,453          522        --            --             522
Net issuances of restricted stock                                  78,639        2,726      (2,726)         --            --
Exercise of warrants                                              132,455          317        --            --             317
Exercise of stock options                                         204,279          733        --            --             733
Tax benefit from stock issued                                        --            958        --            --             958
Stock-based compensation                                             --           --           909          --             909
                                                                ---------      -------      ------        ------        ------
Balance at December 26, 2004                                    8,425,771       71,491      (1,817)       16,033        85,707

Net earnings                                                         --           --          --           8,880         8,880
Shares issued under employee stock purchase plan                   21,238          506        --            --             506
Net issuances of restricted stock                                  64,851        1,589      (2,451)         --            (862)
Exercise of stock options                                         104,362          508        --            --             508
Tax benefit from stock issued                                        --            409        --            --             409
Stock-based compensation                                             --           --         1,700          --           1,700
                                                                ---------      -------      ------        ------        ------
Balance at December 25, 2005                                    8,616,222      $74,503      (2,568)       24,913        96,848
                                                                =========      =======      ======        ======        ======


          See accompanying notes to consolidated financial statements.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
 FISCAL YEARS ENDED DECEMBER 28, 2003, DECEMBER 26, 2004, AND DECEMBER 25, 2005
                          (DOLLAR AMOUNTS IN THOUSANDS)


                                                                            Fiscal years ended
                                                                 --------------------------------------
                                                                 December 28, December 26, December 25,
                                                                     2003         2004          2005
                                                                  --------     ---------     ---------
Cash flows from operating activities:
      Net earnings                                                $  3,583         7,201         8,880
      Adjustments to reconcile net
        earnings to cash provided by operations:
           Depreciation                                              7,021         9,717        11,765
           Amortization                                               --             151            90
           Restaurant impairment and closures                          868           573         1,991
           Deferred lease credits                                    1,437           142           362
           Deferred income taxes                                       916         1,947        (1,473)
           Tax benefit from stock issuance                             163           958           409
           Stock-based compensation                                     23           909         1,700
           Change in operating assets and liabilities:
               Accounts receivable                                     (15)       (1,023)       (1,064)
               Inventory                                              (194)         (229)         (295)
               Prepaid expenses                                       (697)         (240)         (502)
               Other assets                                            (21)          (72)          (93)
               Unearned franchise fees                                 916           474          (239)
               Accounts payable                                      1,640           442         1,245
               Income taxes                                            478        (1,360)        1,829
               Accrued expenses                                      1,635         1,772            95
                                                                  --------     ---------      --------
                   Net cash provided by operating activities        17,753        21,362        24,700
                                                                  --------     ---------      --------

Cash flows from investing activities:
  Acquisition of property and equipment                            (10,739)      (23,310)      (21,947)
  Purchase of marketable securities                                   --         (95,475)      (91,539)
  Proceeds of marketable securities                                   --          58,870        79,485
                                                                  --------     ---------      --------
                   Net cash used in investing activities           (10,739)      (59,915)      (34,001)
                                                                  --------     ---------      --------

Cash flows from financing activities:
  Issuance of common stock                                          51,110         1,572         1,014
  Tax payments for restricted stock                                   --            --            (284)
  Payments on notes payable                                           (706)         --            --
  Payments on capital lease obligations                            (12,532)         --            --
                                                                  --------     ---------      --------
                   Net cash provided by
                      financing activities                          37,872         1,572           730
                                                                  --------     ---------      --------
                   Net increase (decrease) in cash
                      and cash equivalents                          44,886       (36,981)       (8,571)

                   Cash and cash equivalents
                      at beginning of year                           4,652        49,538        12,557
                                                                  --------     ---------      --------
Cash and cash equivalents at end of year                          $ 49,538        12,557         3,986
                                                                  ========     =========      ========


          See accompanying notes to consolidated financial statements.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 26, 2004 AND DECEMBER 25, 2005
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(1) NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) NATURE OF BUSINESS

      The Company was organized for the purpose of operating Buffalo Wild Wings(R) restaurants, as well as selling Buffalo Wild Wings restaurant franchises. In exchange for the initial and continuing franchise fees received, the Company gives franchisees the right to use the name Buffalo Wild Wings.

      At December 28, 2003, December 26, 2004, and December 25, 2005, the Company operated 84, 103, and 122, respectively, Company-owned restaurants and had 161, 203, and 248, respectively, franchised restaurants.

   (B) PRINCIPLES OF CONSOLIDATION
      The consolidated financial statements include the accounts of Buffalo Wild Wings, Inc. and its wholly owned subsidiaries (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

   (C) FISCAL YEAR
      The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. The fiscal years ended December 28, 2003, December 26, 2004, and December 25, 2005, were comprised of 52 weeks.

   (D) RESTAURANT SALES CONCENTRATION

      As of December 25, 2005, the Company operated 21 Company-owned restaurants and had 60 franchised restaurants in the state of Ohio. The Company-owned restaurants in Ohio aggregated 31.9%, 26.5%, and 22.3%, respectively, of the Company's restaurant sales in fiscal 2003, 2004, and 2005. The Company is subject to adverse trends and economic conditions in that state.

   (E) CASH AND CASH EQUIVALENTS

      Cash and cash equivalents include highly liquid investments with maturities at purchase of three months or less.

   (F) MARKETABLE SECURITIES

      Marketable securities consist of available-for-sale securities that are carried at fair value and held-to-maturity securities that are stated at amortized cost, which approximates market.

      Available-for-sale securities are classified as current assets based upon the Company's intent and ability to use any and all of the securities as necessary to satisfy the operational requirements of its business. Realized gains and losses from the sale of available-for-sale securities were not material for fiscal 2005. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. The available-for-sale investments carry short-term repricing features which generally results in these investments having a value at or near par value
(cost).

   (G) ACCOUNTS RECEIVABLE

      Accounts receivable - franchisees represents royalty receivables from the Company's franchisees. Accounts receivable - other consists primarily of contractually determined receivables for leasehold improvements, credit cards, vendor rebates, and purchased interest on investments.

   (H) INVENTORIES

      Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

      The Company purchases its product from a number of suppliers and believes there are alternative suppliers. The Company has minimum purchase commitments from some of its vendors but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by Company-owned and franchised restaurants is

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 26, 2004 AND DECEMBER 25, 2005
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

fresh chicken wings. Fresh chicken wings are purchased by the Company based on current market conditions and are subject to fluctuation. Material increases in fresh chicken wing costs may adversely affect the Company's operating results. For fiscal 2003, 2004, and 2005, fresh chicken wings were 31%, 34%, and 27%, respectively, of restaurant cost of sales.

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

   (J) IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

      The Company reviews long-lived assets quarterly to determine if the carrying value of these assets may not be recoverable based on estimated future undiscounted cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is the individual restaurant level. In determining future cash flows, significant estimates are made by the Company with respect to future operating results of each restaurant over its remaining lease term. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined by estimated discounted future cash flows.

   (K) GOODWILL AND OTHER ASSETS

      Goodwill represents the excess of cost over the fair value of identified net assets of business acquired. Goodwill and purchased liquor licenses are subject to an annual impairment analysis. The Company identifies potential impairments by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, the asset is not impaired. If the carrying value exceeds the fair value, the Company calculates the possible impairment by comparing the implied fair value of the asset with the carrying amount. If the implied value of the asset is less than the carrying value, a write-down is recorded. In the third quarter of 2005, the Company recorded an impairment charge of $390 for goodwill not considered recoverable based on estimated discounted cash flows. The remaining goodwill was considered recoverable as of December 25, 2005.

      Other intangible assets consist primarily of liquor licenses. These licenses are either amortized over their annual renewal period or, if purchased, are carried at the lower of fair value or cost. In 2003, a decline in the value of liquor licenses occurred in Ohio and a charge of $31 was recorded to reduce the carrying value to fair value. The carrying value of the liquor licenses not subject to amortization as of December 25, 2005 was $275 and is included in other assets.

   (L) FAIR VALUES OF FINANCIAL INSTRUMENTS

      The carrying value of the Company's financial assets and liabilities, because of their short-term nature, approximates fair value.

   (M) REVENUE RECOGNITION

      Franchise agreements have terms ranging from ten to twenty years. These agreements also convey multiple extension terms of five or ten years, depending on contract terms and if certain conditions are met. The Company provides the use of the Buffalo Wild Wings trademarks, system, training, preopening assistance, and restaurant operating assistance in exchange for area development fees, franchise fees, and royalties of 5% of a restaurant's sales.

      Franchise fee revenue from individual franchise sales is recognized upon the opening of the franchised restaurant when all material obligations and initial services to be provided by the Company have been performed. Area development fees are dependent upon the number of restaurants in the territory, as are the Company's obligations under the area development agreement. Consequently, as obligations are met, area development fees are recognized proportionally with expenses incurred with the opening of each new restaurant

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 26, 2004 AND DECEMBER 25, 2005
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

and any royalty free periods. Royalties are accrued as earned and are calculated each period based on restaurant sales.

      Sales from Company-owned restaurant revenues are recognized as revenue at the point of the delivery of meals and services.

   (N) FRANCHISE OPERATIONS

      The Company enters into franchise agreements with unrelated third parties to build and operate restaurants using the Buffalo Wild Wings brand within a defined geographical area. The Company believes that franchising is an effective and efficient means to expand the Buffalo Wild Wings brand. Franchised restaurants open for a full year averaged $2.1 million in sales in 2005. The franchisee is required to operate their restaurants in compliance with their franchise agreement that includes adherence to operating and quality control procedures established by the Company. The Company does not provide loans, leases, or guarantees to the franchisee or the franchisee's employees and vendors. If a franchisee becomes financially distressed, the Company does not provide any financial assistance. If financial distress leads to a franchisee's noncompliance with the franchise agreement and the company elects to terminate the franchise agreement, the Company has the right but not the obligation to acquire the assets of the franchisee at fair value as determined by an independent appraiser. The Company receives a 5% royalty of gross sales as defined in the franchise agreement and in most cases, allowances directly from the franchisees' vendors that generally are less than 0.6% of the franchisees' gross sales. The Company has financial exposure for the collection of the royalty payments. Franchisees generally remit franchise payments weekly for the prior week's sales which substantially minimizes the Company's financial exposure. Historically, the Company has experienced insignificant write-offs of franchisee royalties. Franchise and area development fees are paid upon the signing of the related agreements.

   (O) ADVERTISING COSTS

      Advertising costs for Company-owned restaurants are expensed as incurred and aggregate $3,401, $4,278, and $5,809, in fiscal years ended 2003, 2004, and 2005, respectively. The Company's advertising costs exclude amounts collected from franchisees as part of the system-wide marketing and advertising fund.

   (P) PREOPENING COSTS

      Costs associated with the opening of new Company-owned restaurants are expensed as incurred.

   (Q) PAYMENTS RECEIVED FROM VENDORS

      Vendor allowances include allowances and other funds received from vendors. Certain of these funds are determined based on various quantitative contract terms. The Company also receives vendor allowances from certain manufacturers and distributors calculated based upon purchases made by franchisees. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction of the related expense. Amounts that represent a reduction of inventory purchase costs are recorded as a reduction of inventoriable costs. The Company recorded an estimate of earned vendor allowances that are calculated based upon monthly purchases. The Company generally receives payment from vendors approximately 30 days from the end of a month for that month's purchases. During fiscal 2003, 2004, and 2005, vendor allowances were recorded as a reduction in inventoriable costs, and cost of sales was reduced by $2,338, $3,913, and $4,020, respectively.

   (R) NATIONAL ADVERTISING FUND

      The Company has a system-wide marketing and advertising fund. Company-owned and franchised restaurants are required to remit a designated portion of sales, which in 2005 was 2.5%, to a separate advertising fund that is used for marketing and advertising efforts throughout the system. Certain payments received from various vendors are deposited into the National Advertising Fund. These funds are used for development and implementation of system-wide initiatives and programs. The Company accounts for cash and receivables of these funds as "restricted cash" with an offsetting "marketing fund payables" on its balance sheet. As of December 26, 2005, the contribution to the advertising fund will increase from 2.5% to 3% of sales.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 26, 2004 AND DECEMBER 25, 2005
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

   (S) EARNINGS PER COMMON SHARE

      Basic earnings per common share excludes dilution and is computed by dividing the net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include dilutive common stock equivalents consisting of stock options and warrants determined by the treasury stock method and dilutive convertible securities. Restricted stock units are included for calculating both basic and diluted earnings per share at the time that the performance criteria is met. Both basic and diluted earnings per common share are calculated after deducting the accretion resulting from cumulative dividend and mandatory redemption feature of the Company's Series A preferred stock, which was converted to common stock in November 2003.

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

   (U) DEFERRED LEASE CREDITS

      Deferred lease credits consist of reimbursement of costs of leasehold improvements from the Company's lessors. These reimbursements are amortized on a straight-line basis over the term of the applicable lease, without consideration of renewal options. In addition, this account includes adjustments to recognize rent expense on a straight-line basis over the term of the lease commencing at the start of the Company's construction period of the restaurant, without consideration of renewal options.

      Leases typically have an initial lease term of between 10 to 15 years and contain renewal options under which the Company may extend the terms for periods of three to five years. Certain leases contain rent escalation clauses that require higher rental payments in later years. Leases may also contain rent holidays, or free rent periods, during the lease term. Rent expense is recognized on a straight-line basis over the initial lease term. Rent expense recognized over the construction period is capitalized and depreciated over the economic life of the asset, generally ten years.

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

   (W) STOCK-BASED COMPENSATION

      The Company began granting performance-based restricted stock units in June 2004. These units are subject to annual vesting upon the Company achieving performance targets established by the Board of Directors. The Company records compensation expense for the restricted stock units if vesting based on the achievement of performance targets is probable. The restricted stock units may vest one-third annually over a ten year period. However, the second one-third of the restricted stock units is not subject to vesting until the first one-third vests and the final one-third is not subject to vesting until the first two-thirds of the award have vested. In 2004 and 2005, the Company granted restricted stock units of 80,053 and 81,729, respectively. An aggregate 50,310 restricted stock units vested in 2005 and 75,964 restricted stock units are subject to performance vesting requirements in future periods.

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

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 26, 2004 AND DECEMBER 25, 2005
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

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

                                                                                  Fiscal Years Ended
                                                                  ----------------------------------------------------
                                                                  December 28,        December 26,       December 25,
                                                                      2003                2004               2005
                                                                  --------------     --------------      -------------
Net earnings, as reported                                           $   3,583                7,201              8,880
Add:
     Total stock-based employee compensation expense
      included in reported                                                                                         81
       earnings, net of related tax effects                                23                    5              1,054
Deduct:
     Total stock-based employee compensation
      expense determined under the fair
       value-based method for stock option and purchase
        plans, net of related tax effects                                (253)                (739)             (1,210)
                                                                  --------------     --------------      -------------
Pro forma net earnings                                              $   3,353                7,043              8,724
                                                                  ==============     ==============      =============
Net earnings per common share:
As reported (basic)                                                 $    0.66                 0.88               1.05
Pro forma (basic)                                                        0.59                 0.86               1.03

As reported (dilutive)                                                   0.55                 0.84               1.02
Pro forma (dilutive)                                                     0.49                 0.82               1.00

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                                                   Stock Options
                                                                  ----------------------------------------------------
                                                                  December 28,        December 26,       December 25,
                                                                      2003                2004               2005
                                                                  --------------     --------------      -------------
Expected dividend yield                                                   0.0%                 0.0%               0.0%
Expected stock price volatility                                          39.0%                38.0%              40.1%
Risk-free interest rate                                                   2.5%                 2.9%               3.5%
Expected life of options                                              5 years              5 years            5 years

                                                                                Employee Stock Purchase Plan
                                                                  ----------------------------------------------------
                                                                  December 28,        December 26,       December 25,
                                                                      2003                2004               2005
                                                                  --------------     --------------      -------------
Expected dividend yield                                                   0.0%                 0.0%               0.0%
Expected stock price volatility                                          39.0%           38.0% - 39.0%      38.0% - 41.8%
Risk-free interest rate                                                   2.5%           2.5% - 3.4%        3.1% - 4.3%
Expected life of options                                            0.5 years            0.5 years          0.5 years


      The per-share weighted average fair value of stock options granted during 2003, 2004, and 2005 was $5.41, $10.44, and $14.02, respectively. Volatility was calculated based on an analysis of the Company's industry peers and its own stock price since the initial public offering in fiscal 2003.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 26, 2004 AND DECEMBER 25, 2005
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

    (X) NEW ACCOUNTING PRONOUNCEMENTS
      In October 2005, the FASB issued Staff Position No. FAS 13-1, "Accounting for Rental Costs Incurred During a Construction Period" ("FSP 13-1"). FSP 13-1 is effective for the first reporting period beginning after December 15, 2005. FSP 13-1 states that rental costs associated with operating leases must be recognized as rental expense allocated on a straight-line basis over the lease term, which includes the Company's construction period. The Company will adopt this new pronouncement in its first quarter of fiscal 2006. The adoption of FSP 13-1 is expected to increase pre-opening costs by $30,000 per Company-owned restaurant opening in 2006.

      In November 2005, the FASB issued Staff Position No. FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP 115-1"). FSP 115-1 provides accounting guidance for identifying and recognizing other-than-temporary impairments of debt and equity securities, as well as cost method investments in addition to disclosure requirements. FSP 115-1 is effective for reporting periods beginning after December 15, 2005, and earlier application is permitted. The Company will adopt this new pronouncement in the first quarter of fiscal 2006. The adoption of FSP 115-1 is not expected to have a material impact on the Company's consolidated financial statements.

      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004) (SFAS No.
123R), Shared-Based Payment. SFAS 123R will require the Company to, among other things, measure all employee stock-based compensation awards using a fair value method and record the expense in its consolidated financial statements. The provisions of SFAS 123R, as amended by SEC Staff Accounting Bulletin No. 107, "Share-Based Payment," are effective no later than the beginning of the next fiscal year that begins after June 15, 2005. The Company will adopt the new requirements using the modified prospective transition method in its first fiscal quarter of 2006, which ends March 26, 2006. Under that method, the Company will recognize compensation costs for new grants of stock-based awards, awards modified after the effective date, and the remaining portion of the fair value of the unvested awards at the adoption date. In addition to the recognition of expense in the financial statements, under SFAS 123R, any excess tax benefits received upon exercise of options will be presented as a financing activity inflow in the statement of cash flows rather than as an adjustment of operating activity as currently presented. As SFAS 123R applies to the calculation of stock-based compensation for restricted stock units, beginning in the first quarter of 2006, the value of the Company's restricted stock units will be based on the fair value of the shares on the grant date instead of the fair value of the shares when vesting as the expense is now calculated. Based on the Company's current analysis and information, management has determined that after adoption of SFAS 123R, the Company's total stock-based compensation will be approximately $3.0 million in 2006.

(2) MARKETABLE SECURITIES

      Marketable securities were comprised as follows:


                                           December 26,        December 25,
                                               2004                2005
                                              -------           --------
           Held-to-maturity
                    Federal agencies          $ 5,645                --
                    Municipal securities       14,184            14,887
                                              -------            ------
                                               19,829            14,887
                                              -------            ------
           Available-for-sale
                    Municipal securities       16,625            33,531
                                              -------            ------
                    Total                     $36,454            48,418
                                              =======            ======


      Purchases of available for-sale securities totaled $63.7 million in 2005 with sales totaling $46.7 million. Purchases of held-to-maturity securities totaled $27.8 million in 2005 with proceeds from maturities totaling $32.7 million. All held-to-maturity debt securities are due within one year and had aggregate fair values of $14.9 million at December 25, 2005.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 26, 2004 AND DECEMBER 25, 2005
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

      Purchases of available for-sale securities totaled $69.9 million in 2004 with sales totaling $53.2 million. Purchases of held-to-maturity securities totaled $25.5 million in 2004 with proceeds from maturities totaling $5.6 million. All held-to-maturity debt securities are due within one year and had aggregate fair values of $19.8 million at December 26, 2004. The fair value of available-for-sale investments in debt securities by contractual maturities at December 25, 2005, is as follows:

Maturity Date                                                                                     Fair Value
----------------------------------------------------------------------------------------------- --------------
1-5 years                                                                                       $       2,760
5-10 years                                                                                              6,434
After 10 years                                                                                         24,337
                                                                                                --------------
        Total                                                                                   $      33,531
                                                                                                ==============

(3) PROPERTY AND EQUIPMENT
      Property and equipment consists of the following:

                                                                                          As of
                                                                            ---------------------------------
                                                                              December 26,      December 25,
                                                                                  2004              2005
                                                                            ---------------- ----------------
Construction in process                                                    $         3,088               956
Leasehold improvements                                                              51,736            64,535
Furniture, fixtures, and equipment                                                  36,296            45,279
                                                                            ----------------- ---------------
                                                                                    91,120           110,770
Less accumulated depreciation                                                      (31,471)          (42,077)
                                                                            ----------------- ----------------
                                                                           $        59,649            68,693
                                                                            ================= ================

(4) LEASE COMMITMENTS

      The Company leases all of its restaurants and corporate offices under operating leases that have various expiration dates. In addition to base rents, leases typically require the Company to pay its share of maintenance and real estate taxes and certain leases include provisions for contingent rentals based upon sales.

      Future minimum rental payments due under noncancelable operating leases for existing restaurants and commitments for restaurants under development as of December 25, 2005 are as follows:


                                                                                  Restaurants
                                                                      Operating      Under
                                                                       Leases     Development
                                                                   -------------- -------------
Fiscal year ending:
      2006                                                         $      13,793         1,008
      2007                                                                13,665         1,352
      2008                                                                12,906         1,367
      2009                                                                12,111         1,375
      2010                                                                11,124         1,387
      Thereafter                                                          58,226         7,864
                                                                   -------------- -------------
            Total future minimum lease payments                    $     121,825        14,353
                                                                   ============== =============

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 26, 2004 AND DECEMBER 25, 2005
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

      In 2003, 2004, and 2005, the Company rented office space under operating leases which, in addition to the minimum lease payments, require payment of a proportionate share of the real estate taxes and building operating expenses. The Company also rents restaurant space under operating leases, some of which, in addition to the minimum lease payments and proportionate share of real estate and operating expenses, require payment of percentage rents based upon sales levels. Rent expense, excluding the Company's proportionate share of real estate taxes and building operating expenses, was as follows:

                                                                                             Fiscal Years Ended
                                                                              ------------------------------------------------
                                                                               December 28,     December 26,      December 25,
                                                                                  2003              2004             2005
                                                                              --------------    ------------     -------------
Minimum rents                                                                     $ 6,439            8,653            11,702
Percentage rents                                                                       78              138               170
                                                                              --------------    ------------     -------------
      Total                                                                       $ 6,517            8,791            11,872
                                                                              ==============    ============     =============
Equipment and auto leases                                                         $   243              211               218
                                                                              ==============    ============     =============

(5) INCOME TAXES

     Income tax expense (benefit) is comprised of the following:

                                                                                             Fiscal Years Ended
                                                                              ------------------------------------------------
                                                                               December 28,     December 26,      December 25,
                                                                                  2003              2004             2005
                                                                              --------------    ------------     -------------
Current:
      Federal                                                                     $   871            1,291             5,400
      State                                                                           507              877             1,512
Deferred:
      Federal                                                                         707            1,710            (1,287)
      State                                                                           209              237              (186)
                                                                              --------------    ------------     -------------
           Total tax expense                                                      $ 2,294            4,115             5,439
                                                                              ==============    ============     =============

     A reconciliation of the expected federal income taxes (benefits) at the statutory rate of 35% with the provision for income taxes is as follows:

                                                                                             Fiscal Years Ended
                                                                              ------------------------------------------------
                                                                               December 28,     December 26,      December 25,
                                                                                  2003              2004             2005
                                                                              --------------    ------------     -------------
Expected federal income tax expense                                               $ 1,997            3,847             5,012
State income tax expense, net of federal effect                                       472              823               862
Nondeductible expenses                                                                162               67                80
Tax exempt income                                                                    --               (115)             (350)
General business credits                                                             (329)            (325)             (528)
Statutory rate changes, deferred tax impact                                          --               --                 148
Other                                                                                  (8)            (182)              215
                                                                              --------------    ------------     -------------
                                                                                  $ 2,294            4,115             5,439
                                                                              ==============    ============     =============

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 26, 2004 AND DECEMBER 25, 2005
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

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

                                                                                    Fiscal Years Ended
                                                                           ---------------------------------
                                                                              December 26,      December 25,
                                                                                  2004              2005
                                                                           -----------------  --------------
Deferred tax assets:
      Unearned franchise fees                                              $           900               834
      Accrued vacation                                                                 248               149
      Accrued compensation                                                             231               335
      Deferred lease credits                                                           705               896
      Other                                                                            205               214
                                                                           -----------------  --------------
                                                                           $         2,289             2,428
                                                                           =================  ==============
Deferred tax liability:
      Depreciation                                                         $         7,320             6,185
      Prepaid expense                                                                  374               228
      Other                                                                             53                --
                                                                           -----------------  --------------
            Total                                                          $         7,747             6,413
                                                                           =================  ==============

      The Company believes that, as a result of its historical income and reversal of deferred tax liabilities, it is more likely than not that the Company will realize its deferred tax assets.

(6) MANDATORILY REDEEMABLE PREFERRED STOCK

      In 1999 and 2000, the Company issued 3,082,344 shares of Series A preferred stock (Series A) at $2.75764. Series A was entitled to a cumulative dividend of 12% before dividends could be paid on any other class of capital stock. Series A was redeemable at the discretion of its holders in December 2004 for $15,100. The Company increased the carrying value of the Series A over the four-year period for the difference between the issuance price and the redemption value. For fiscal 2003, the carrying value of the Series A increased by $1,452, with a corresponding decrease to retained earnings.

      Each Series A share was convertible without the accrued dividend into 0.6 shares of common stock at any time or could be automatically converted into common stock upon the issuance of common stock in an underwritten public offering where the gross proceeds received by the Company equal or exceed $15 million and the public offering price equals or exceeds $11.65 per share. In November 2003, the Company completed its public offering of common stock and the Series A shares were automatically converted into 1,849,415 shares of common stock. At the time of conversion, the Series A carrying value, including cumulative dividends in arrears, amounted to $13,240 and was reclassed to common stock.

(7) STOCKHOLDERS' EQUITY

(A) STOCK OPTIONS

      The Company has 1.1 million shares of common stock reserved for issuance under a stock-based compensation plan for employees, officers, and directors. The option price for shares issued under this plan is to be not less than the fair market value on the date of grant. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of ten years. Nonqualified stock options issued pursuant to the plan have varying vesting periods

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 26, 2004 AND DECEMBER 25, 2005
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

from immediately to one year and have a contractual life of ten years. In 2003, the Company's shareholders approved amendments to the plan to allow the granting of restricted stock and extended the plan to 2013. Option activity is summarized as follows:

                                                                                      Weighted
                                                                      Number          Average
                                                                     of Shares     Exercise Price
                                                                   -------------- ----------------
Outstanding, December 29, 2002                                          828,169    $    5.10

Granted                                                                  52,457        16.08
Exercised                                                              (181,132)        4.58
Cancelled                                                               (47,536)        7.14
                                                                   -------------
Outstanding, December 28, 2003                                          651,958         6.07


Granted                                                                  11,050        27.63
Exercised                                                              (208,131)        4.09
Cancelled                                                               (39,962)        8.41
                                                                   -------------
Outstanding, December 26, 2004                                          414,915         7.42


Granted                                                                   2,400        34.81
Exercised                                                              (106,048)        5.36
Cancelled                                                                (8,971)       16.73
                                                                   -------------
Outstanding, December 25, 2005                                          302,296         8.08
                                                                   =============

      The following table summarizes the Company's stock options outstanding at December 25, 2005:


                                         Options outstanding                             Options exercisable
                         ----------------------------------------------------   ---------------------------------
                                                 Average          Weighted                            Weighted
                                                 remaining        average                             average
                                                 contractual      exercise                            exercise
     Range                     Shares             life(years)       price            Shares             price
-----------------------  -------------------    -------------  --------------   -----------------  --------------
$    2.50  -   3.90                   82,412         3.74           $3.63                82,412           $3.63
      4.15 -   7.50                  125,975         3.77            5.85               125,975            5.85
    11.25  - 18.15                    80,041         6.72           13.05                52,081           12.65
    18.65  - 34.81                    13,868         8.29           26.14                 3,385           24.25
                         -------------------    -------------  --------------   -----------------  --------------
      2.50 - 34.81                   302,296         4.75            8.08               263,853            6.73
                         ===================                                    =================

      The plan has 159,582 shares available for grant as of December 25, 2005.

   (B) WARRANTS

      In connection with various financing activities prior to 2000, the Company granted warrants to acquire an aggregate of 377,685 shares of the Company's common stock at an exercise price of $2.50 to $4.65 per share. During the year ended December 26, 2004, warrants to acquire 132,455 common shares were exercised. No warrants remained outstanding as of December 26, 2004.

   (C) EMPLOYEE STOCK PURCHASE PLAN

      On September 4, 2003, the Company's board of directors adopted the 2003 Employee Stock Purchase Plan, which was approved by its shareholders on October 24, 2003. The Company has reserved 300,000 shares of common stock for issuance under the Plan. This Plan is available to substantially all employees subject to employment eligibility requirement. The Plan became effective upon the effective date of the Company's initial public offering (IPO). Participants may purchase the Company's common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During 2004 and 2005, the Company issued 28,453 shares and 21,238 shares, respectively, of common stock under the plan and has 250,309 available for future sale.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 26, 2004 AND DECEMBER 25, 2005
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(8) EARNINGS PER COMMON SHARE

      The following is a reconciliation of basic and fully diluted earnings per common share for fiscal 2003, 2004, and 2005:


                                                                        Fiscal year ended December 28, 2003
                                                                ------------------------------------------------
                                                                  Earnings          Shares          Per-share
                                                                 (numerator)      (denominator)       amount
                                                                -------------     --------------   -------------
Net earnings                                                       $ 3,583
Less accretion resulting from cumulative dividend
      and mandatory redemption feature of preferred stock           (1,452)
                                                                -------------
           Earnings per common share                                 2,131           3,222,445          $0.66
Effect of dilutive securities--stock options and warrants             --               619,516
                                                                -------------     -------------
           Earnings per common share--assuming dilution            $ 2,131           3,841,961           0.55
                                                                =============     =============


                                                                        Fiscal year ended December 26, 2004
                                                                ------------------------------------------------
                                                                  Earnings          Shares          Per-share
                                                                 (numerator)      (denominator)       amount
                                                                -------------     --------------   -------------
Net earnings                                                       $ 7,201
                                                                -------------
           Earnings per common share                                 7,201           8,165,078          $0.88
Effect of dilutive securities--stock options and warrants             --               438,803
                                                                -------------     --------------
           Earnings per common share--assuming dilution            $ 7,201           8,603,881           0.84
                                                                =============     ==============

                                                                        Fiscal year ended December 25, 2005
                                                                ------------------------------------------------
                                                                  Earnings          Shares          Per-share
                                                                 (numerator)      (denominator)       amount
                                                                -------------     --------------   -------------

Net earnings                                                       $ 8,880
                                                                -------------
           Earnings per common share                                 8,880           8,446,200          $1.05
Effect of dilutive securities--stock options and warrants             --               262,294
                                                                -------------     -------------
           Earnings per common share--assuming dilution            $ 8,880           8,708,494           1.02
                                                                =============     =============

      The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would not have been dilutive:

                                                                                                 As of
                                                                             ----------------------------------------------
                                                                              December 28,    December 26,     December 25,
                                                                                  2003           2004              2005
                                                                             -------------- ----------------- --------------
Options                                                                             17,500              --            2,026
Restricted stock                                                                        --           52,426          75,964

                   BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    DECEMBER 26, 2004 AND DECEMBER 25, 2005
            (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

 (9) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION



                                                                                          Fiscal Years Ended
                                                                             ----------------------------------------------
                                                                              December 28,     December 26,    December 25,
                                                                                  2003            2004             2005
                                                                             --------------- ----------------- -------------
Cash paid during the period for:
      Interest                                                                         973              --               --
      Income taxes                                                                   1,582           2,621           4,801

Noncash financing and investing transactions:
            Capital lease obligations incurred                                       3,879              --               --
            Increase in cumulative dividend and mandatory redemption
               feature of preferred stock                                            1,452              --               --
            Conversion of preferred stock to common stock                           13,240              --               --
            Adjustment of restricted stock units to fair value                          --            2,726           2,451
            Capitalization of preopening rent expense                                   --            2,199             463

(10) RESTAURANT IMPAIRMENT AND CLOSURES

      In 2002 and 2003, the Company closed restaurants due to poor performance. As a result, a charge was taken for remaining lease obligations, broker fees, and utilities. These charges were recognized as a part of restaurant impairment and closures and were based on remaining lease obligations.

      The reconciliation of the store closing reserve for the years ended December 28, 2003, December 26, 2004, and December 25, 2005 is as follows:


                                                      As of                                       As of
                                                    December 29,       2003          Costs     December 28,
                                                       2002          provision     incurred       2003
                                                  ---------------  ------------ ------------- -------------
Remaining lease obligation and utilities          $           164        210        (163)        211
Broker fees                                                    58        (47)         --          11
                                                  ---------------  ------------ ------------- -------------
                                                  $           222        163        (163)        222
                                                  ===============  ============ ============= =============

                                                      As of                                       As of
                                                    December 28,       2004          Costs     December 26,
                                                       2003          provision     incurred       2004
                                                  ---------------  ------------ ------------- -------------
Remaining lease obligation and utilities          $           211         1          (76)         136
Broker fees                                                    11       (11)          --          --
                                                  ---------------  ------------ ------------- -------------
                                                  $           222       (10)         (76)         136
                                                  ===============  ============ ============= =============

                                                      As of                                       As of
                                                    December 26,       2005          Costs     December 25,
                                                       2004          provision     incurred       2005
                                                  ---------------  ------------ ------------- -------------
Remaining lease obligation and utilities          $           136         --        (136)         --
Broker fees                                                    --         --          --          --
                                                  ---------------  ------------ ------------- -------------
                                                  $           136         --         (136)        --
                                                  ===============  ============ ============= =============

      During 2004, the Company recorded an impairment charge for the assets of two underperforming restaurants. An impairment charge of $453,000 was recorded to the extent that the carrying value of the assets was not considered recoverable based on estimated discounted future cash flows and the underlying fair value of the assets.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 26, 2004 AND DECEMBER 25, 2005
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

      During 2005, the Company recorded an impairment charge for the assets of four underperforming restaurants. An impairment charge of $1.3 million was recorded to the extent that the carrying value of the assets was not considered recoverable based on estimated discounted future cash flows and the underlying fair value of the assets.

      A summary of restaurant impairment and closures charges recognized by the Company is as follows:


                                                                         Fiscal Years Ended
                                                         ----------------------------------------------
                                                          December 28,       December 26,   December 25,
                                                             2003               2004           2005
                                                         --------------   ---------------- ------------
Store closing charges                                    $         163          (10)              --
Long-lived asset impairment                                        621          453            1,268
Goodwill impairment                                                 --           --              390
Other asset write-offs                                              84          130              333
                                                         -------------    ---------------- ------------
                                                         $         868          573            1,991
                                                         =============    ================ ============


(11) EMPLOYEE BENEFIT PLAN

      The Company has a defined contribution 401(k) plan whereby eligible employees may contribute pretax wages in accordance with the provisions of the plan. During 2003 and 2004, the Company matched 50% of the first 4% of contributions made by eligible employees. In 2005, the Company amended the plan and matched 100% of the first 3% and 50% of the next 2% of contributions made by eligible employees. Matching contributions of approximately $105, $128, and $312 were made by the Company during 2003, 2004, and 2005 respectively.

(12) EMPLOYMENT AGREEMENTS

      The Company has entered into employment agreements with each of its executive officers. These agreements are for a one-year term and include an automatic extension for successive one-year terms. The agreements also include termination and resignation provisions, a confidentiality clause, a non-compete provision and a severance package that includes salary payments for either one year in the case of the Chief Executive Officer and Chief Financial Officer or six months in the case of Senior Vice Presidents, and a non-compete period of equal duration.

      The Company's executive officers are entitled to receive an annual bonus upon the achievement of certain board-established performance milestones, including revenue, net income, restaurant openings, same store sales, and employee turnover. Further, under the Company's Management Deferred Compensation Plan, an amount equal to a percentage of an officer's base salary is credited on a monthly basis to that officer's deferred compensation account. The maximum deferral is 7.5% of the base salary of each Vice President, 10% of the base salary of each Senior Vice President, and 12.5% of the base salary of Chief Executive Officer and Chief Financial Officer. Such amounts are subject to certain vesting provisions, depending on length of employment and circumstances of employment termination.

The employment agreements further provide that the Company shall pay its executive officers annual base salary, which will be reviewed not less than annually and may be increased or reduced; provided, (i) any reduction relating to the Chief Executive Officer or Chief Financial Officer will be permitted only if the Company reduces the base compensation of its executive employees generally and will not exceed the average percentage reduction for such employees; and (ii) with respect to the Company's other executive officers, any reduction will be permitted only if the Company reduces the base compensation of its employees generally and will not exceed the average percentage reduction for all such employees. In addition to the base salary, executive officers are entitled to participate in additional equity incentive plans and other employee benefit plans. Fiscal 2005 annual base salary commitments under employment agreements were $1.2 million.

(13) RELATED PARTY TRANSACTIONS

      It is the Company's policy that all related party transactions must be disclosed and approved by the disinterested directors, and the terms and considerations for such related party transactions are compared and evaluated to terms available or the amounts that would have to be paid or received, as applicable, in arms-length transactions with independent third-parties.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     DECEMBER 26, 2004 AND DECEMBER 25, 2005
             (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

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

      A member of the board of directors is an officer and director at the Company's primary law firm. Legal fees incurred with this firm were less than 5% of the law firm's or the Company's total revenue in fiscal 2003, 2004, and 2005. The services provided by the law firm were at fair value.

(14) CONTINGENCIES

      The Company is involved in various legal matters arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position and results of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

      We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to us and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

      o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

      o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorizations of our management and directors; and

      o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

      Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

      Management assessed the effectiveness of our internal control over financial reporting as of December 25, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in INTERNAL CONTROL-INTEGRATED FRAMEWORK. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 25, 2005. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on management's assessment of our internal control over financial reporting. That report appears below.

CHANGE IN INTERNAL CONTROL OVER FINANCIAL REPORTING

      There were no changes in the our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders Buffalo Wild Wings, Inc.:

      We have audited management's assessment, included in the accompanying report entitled "Management's Report on Internal Control Over Financial Reporting", that Buffalo Wild Wings, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

      A Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A Company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management's assessment that Buffalo Wild Wings, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 25, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Buffalo Wild Wings, Inc. and subsidiaries as of December 26, 2004 and December 25, 2005, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 25, 2005, and our report dated February 24, 2006 expressed an unqualified opinion on those consolidated financial statements.

                                                       /s/    KPMG LLP

Minneapolis, Minnesota
February 24, 2006

ITEM 9B. OTHER INFORMATION

      In December 2005, our Board of Directors, based upon recommendations of the Compensation Committee, approved the 2006 compensation and bonus plan for our executive officers, including our Chief Executive Officer. The executive compensation and bonus plan are described in documents filed as exhibits to this report. Also in December 2005, the Board of Directors revised its compensation. The Board of Directors' compensation is described in a document filed as an exhibit to this report.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Additional information required by this item is contained in Item 1 of this document and the sections entitled "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act," and "Corporate Governance" appearing in the company's Proxy Statement to be delivered to shareholders in connection with the 2006 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is contained in the section entitled "Executive Compensation" appearing in our Proxy Statement to be delivered to shareholders in connection with the 2006 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this item relating to the security ownership of certain holders is contained in the section entitled "Principal Shareholders and Management Shareholdings" and "Equity Compensation Plan Information" appearing in our Proxy Statement to be delivered to shareholders in connection with the 2006 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this item is contained in the section entitled "Certain Transactions" appearing in our Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on or about May 11, 2006. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is contained in the section entitled "Independent Registered Public Accounting Firm" appearing in our Proxy
Statement to be delivered to shareholders in connection with the 2006 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a) FINANCIAL STATEMENTS. The following consolidated financial statements of ours are filed with this report and can be found at Item 8 of this Form 10-K.

            Report of Independent Registered Public Accounting Firm dated February 24, 2006

            Consolidated Balance Sheets as of December 26, 2004 and December 25, 2005

            Consolidated Statements of Earnings for the Years Ended December 28, 2003, December 26, 2004, and December 25, 2005

            Consolidated Statements of Stockholders' Equity for the Years Ended December 28, 2003, December 26, 2004, and December 25, 2005

            Consolidated Statements of Cash Flows for the Years Ended December 28, 2003, December 26, 2004, and December 25, 2005

            Notes to Consolidated Financial Statements

      (b) FINANCIAL STATEMENT SCHEDULES. The following schedule is included following the exhibits to this Form 10-K.

            Schedule II - Valuation and Qualifying Accounts

            Report of Independent Registered Public Accounting
Firm on Financial Statement Schedule dated February 24, 2006

      All other schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the financial statements and related notes.

      (c) EXHIBITS. See "Exhibit Index" following the signature page of this Form 10-K for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Date: March 2, 2006     BUFFALO WILD WINGS, INC.


                        By    /s/    SALLY J. SMITH
                           -------------------------------------
                                     SALLY J. SMITH
                           HIEF EXECUTIVE OFFICER AND PRESIDENT

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below.

      Each person whose signature appears below constitutes and appoints Sally
J. Smith and Mary J. Twinem as the undersigned's true and lawful attorneys-in fact and agents, each acting alone, with full power of substitution and resubstitution, for the undersigned and in the undersigned's name, place and stead, in any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granted unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.



        Name                                          Title                                             Date
------------------------------           ---------------------------------------              --------------------------------



/s/   Sally J. Smith                     Chief Executive Officer, President and                         3/2/06
------------------------------              Director (Principal Executive Officer)
Sally J. Smith




/S/    Mary J. Twinem                    Executive Vice President, Chief Financial                      3/2/06
------------------------------              Officer and Treasurer (Principal Financial
Mary J. Twinem                              and Accounting Officer)




/S/  Dale M. Applequist                  Director                                                       3/2/06
-----------------------------
Dale M. Applequist




/S/  Kenneth H. Dahlberg                 Director, Chairman of the Board                                3/2/06
------------------------------
Kenneth H. Dahlberg



/S/ Warren E. Mack                       Director                                                       3/2/06
------------------------------
Warren E. Mack




/S/ J. Oliver Maggard                    Director                                                       3/2/06
------------------------------
J. Oliver Maggard




/S/    Robert W. Macdonald               Director                                                       3/2/06
------------------------------
Robert W. Macdonald



                                         Director
------------------------
Michael P. Johnson

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                         ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders
Buffalo Wild Wings, Inc.:

      Under the date of February 24, 2006 we reported on the consolidated balance sheets of Buffalo Wild Wings, Inc. and subsidiaries (the Company) as of December 26, 2004 and December 25, 2005 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 25, 2005 as contained in the annual report on Form 10-K for fiscal 2005. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                    /s/ KPMG LLP

Minneapolis, Minnesota
February 24, 2006

                            BUFFALO WILD WINGS, INC.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                                                           Additions
                                                                            Balance        Charged
                                                                               at          to Costs     Deductions  Balance
                                                                            Beginning        and         From       at End of
                                                                            of Period      Expenses     Reserves     Period
------------------------------------------------------                      ----------    -----------   ----------  --------
Allowance for doubtful accounts                                 2005             $ 25           --           --        25
                                                                2004               25           3             3        25
                                                                2003               21           12            8        25

Store closing reserves                                          2005              136          --           136        --
                                                                2004              222          (10)          76       136
                                                                2003              222          163          163       222


                            BUFFALO WILD WINGS, INC.
                           EXHIBIT INDEX TO FORM 10-K



For the Fiscal Year Ended:                                Commission File No.
December 25, 2005                                         000-24743



 EXHIBIT
 NUMBER    DESCRIPTION
---------  ----------------
3.1         Restated Articles of Incorporation (1)

3.2         Restated Bylaws (1)

4.1 Form of specimen certificate representing Buffalo Wild Wings, Inc.'s common stock (1)

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

10.11*      Form of Franchise Agreement

10.12*      Form of Area Development Agreement

10.13       Employee Stock Purchase Plan and Amendment No. 1 (1) (2)

10.14 Amendment to Management Deferred Compensation Plan, dated as of December 4, 2003 (incorporated by reference 10.14 to Exhibit 10.20 to our Form 10-K for the fiscal year ended December 28, 2003) (2)

10.15 Amendment No. 1 to 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended June 27, 2004) (2)

10.16* Form of Restricted Stock Unit Award Notice to Directors and Employees currently used under the 2003 Equity Incentive Plan (2)

10.17*      Director Compensation Arrangements as of December 1, 2005 (2)

10.18*      2006 Executive Bonus Plan (2)

10.19*      Compensation Arrangements For Executive Officers for Fiscal Year
            2006 (2)

10.20 Director Compensation Arrangements as of June 28, 2004 (incorporated by reference to Exhibit 10.17 to our Form 10-K for the fiscal year ended December 26, 2004) (2)

10.21       2004/2005 Executive Bonus Plan (incorporated by reference to Exhibit
            10.18 to our Form 10-K for the fiscal year ended December 26, 2004)
            (2)

10.22 Compensation Arrangements for Executive Officers for Fiscal Year 2005 (incorporated by reference to Exhibit 10.22 10.19 to our Form 10-K for the fiscal year ended December 26, 2004) (2)

10.23 List of Subsidiaries (incorporated by reference to Exhibit 21.1 to our Form 10-K for the fiscal year ended 10.23 December 26, 2004)

23.1*       Consent of Independent Registered Public Accounting Firm

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

-----------------------------------------------

* Filed herewith.

(1) Incorporated by reference to the corresponding exhibit numbers to our Registration Statement on Form S-1, Reg. No. 333-108695

(2)         Management agreement or compensatory plan or arrangement.