Form 10-Q
period 2006-03-26
BUFFALO WILD WINGS INC
filed 2006-05-03
CIK 1062449

-------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


-------------------------------------------------------------------------------

                                    FORM 10-Q


-------------------------------------------------------------------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 26, 2006

                          COMMISSION FILE NO. 000-24743


-------------------------------------------------------------------------------

                            BUFFALO WILD WINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


-------------------------------------------------------------------------------


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

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

                          YES  |_|         NO  |X|

The number of shares outstanding of the registrant's common stock as of April 21, 2006: 8,539,421 shares.

-------------------------------------------------------------------------------

                                TABLE OF CONTENTS
                                                                          PAGE
                                                                         ------
PART I

Item 1.Financial Statements                                               3
Item 2.Management's Discussion and Analysis of Financial
   Condition and Results of Operations                                   11
Item 3.Quantitative and Qualitative Disclosures About Market Risk        16
Item 4.Controls and Procedures                                           17


PART II

Item 1.Legal Proceedings                                                 18
Item 2.Unregistered Sales of Equity Securities and Use of Proceeds       18
Item 6.Exhibits                                                          18
Signatures                                                               19
Exhibit Index                                                            20

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                (DOLLAR AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                   (UNAUDITED)


                                                                                       December 25,   March 26,
                                           ASSETS                                           2005        2006
                                                                                         ---------    ---------
Current assets:
      Cash and cash equivalents                                                          $   3,986        6,528
      Marketable securities                                                                 48,418       50,037
      Accounts receivable - franchisees, net of allowance of $25                               731          829
      Accounts receivable - other                                                            3,700        5,070
      Inventory                                                                              1,502        1,567
      Prepaid expenses                                                                       1,972        1,490
      Deferred income taxes                                                                    770        1,374
                                                                                         ---------    ---------
            Total current assets                                                            61,079       66,895
Property and equipment, net                                                                 68,693       69,839
Restricted cash                                                                              2,115        2,224
Other assets                                                                                   867          873
Goodwill                                                                                       369          369
                                                                                         ---------    ---------
            Total assets                                                                 $ 133,123      140,200
                                                                                         =========    =========
                            LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
       Unearned franchise fees                                                           $   2,194        2,384
       Accounts payable                                                                      6,628        7,505
       Accrued income tax payable                                                              102        2,775
       Accrued compensation and benefits                                                     6,775        5,711
       Accrued expenses                                                                      3,900        4,318
       Current portion of deferred lease credits                                               604          523
                                                                                         ---------    ---------
            Total current liabilities                                                       20,203       23,216

Long-term liabilities:
      Marketing fund payables                                                                2,115        2,224
      Deferred income taxes                                                                  4,755        4,109
      Deferred lease credits, net of current portion                                         9,202        9,364
                                                                                         ---------    ---------
            Total liabilities                                                               36,275       38,913
                                                                                         ---------    ---------
Commitments and contingencies (note 8)

Stockholders' equity:
      Undesignated stock, 5,600,000 shares authorized; none issued                            --           --
      Common stock, no par value. Authorized 15,600,000 shares; issued and outstanding
         8,616,222 and 8,707,174 respectively                                               74,503       72,858
      Deferred compensation                                                                 (2,568)        --
      Retained earnings                                                                     24,913       28,429
                                                                                         ---------    ---------
            Total stockholders' equity                                                      96,848      101,287
                                                                                         ---------    ---------
            Total liabilities and stockholders' equity                                   $ 133,123      140,200
                                                                                         =========    =========

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

          (DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

                                   (UNAUDITED)

                                                   Three months ended
                                                ------------------------
                                                March 27,     March 26,
                                                   2005          2006
                                                ----------   ----------
Revenue:
      Restaurant sales                          $   45,073       57,092
      Franchise royalties and fees                   5,720        7,169
                                                ----------   ----------
                  Total revenue                     50,793       64,261
                                                ----------   ----------
Costs and expenses:
      Restaurant operating costs:
            Cost of sales                           15,231       18,005
            Labor                                   13,217       16,595
            Operating                                6,857        9,443
            Occupancy                                3,156        4,089
      Depreciation                                   2,675        3,330
      General and administrative (1)                 5,626        7,078
      Preopening                                       313          487
      Loss on equipment disposal                        18          210
                                                ----------   ----------
                  Total costs and expenses          47,093       59,237
                                                ----------   ----------
Income from operations                               3,700        5,024
Interest income                                        272          470
                                                ----------   ----------
Earnings before income taxes                         3,972        5,494
Income tax expense                                   1,521        1,978
                                                ----------   ----------
Net earnings                                    $    2,451        3,516
                                                ==========   ==========
Earnings per common share - basic               $     0.29         0.41
Earnings per common share - diluted                   0.28         0.40
Weighted average shares outstanding - basic      8,367,068    8,531,792
Weighted average shares outstanding - diluted    8,676,772    8,736,336


(1) Includes stock-based compensation of $523 and $856

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (DOLLAR AMOUNTS IN THOUSANDS)

                                   (UNAUDITED)


                                                                                  Three months ended
                                                                               ---------------------
                                                                               March 27,   March 26,
                                                                                 2005        2006
                                                                               --------    ---------
Cash flows from operating activities:

      Net earnings                                                             $  2,451       3,516
      Adjustments to reconcile net earnings to cash provided by operations:
            Depreciation                                                          2,675       3,330
            Amortization                                                              5          37
            Loss on equipment disposal                                               18         210
            Deferred lease credits                                                  (61)         87
            Deferred income taxes                                                   190      (1,250)
            Stock-based compensation                                                523         856
            Excess tax benefit from the exercise of stock options                  --           (83)
            Change in operating assets and liabilities:
                  Accounts receivable                                              (981)     (1,474)
                  Inventory                                                         (53)        (65)
                  Prepaid expenses                                                  298         482
                  Other assets                                                      (22)         (6)
                  Unearned franchise fees                                          (159)        190
                  Accounts payable                                               (1,420)        877
                  Income taxes                                                    1,003       2,756
                  Accrued expenses                                               (1,758)        (68)
                                                                               --------    --------
                        Net cash provided by operating activities                 2,709       9,395
                                                                               --------    --------
Cash flows from investing activities:
      Acquisition of property and equipment                                      (2,662)     (4,686)
      Purchase of marketable securities                                         (20,587)    (24,530)
      Proceeds of marketable securities                                          14,430      22,874
                                                                               --------    --------
                        Net cash used in investing activities                    (8,819)     (6,342)
                                                                               --------    --------
Cash flows from financing activities:
      Issuance of common stock                                                      286          93
      Tax payments for restricted stock                                            (326)       (687)
      Excess tax benefit from the exercise of stock options                        --            83
                                                                               --------    --------
                        Net cash used in financing activities                       (40)       (511)
                                                                               --------    --------
                        Net increase (decrease) in cash and cash equivalents     (6,150)      2,542
Cash and cash equivalents at beginning of period                                 12,557       3,986
                                                                               --------    --------
Cash and cash equivalents at end of period                                     $  6,407       6,528
                                                                               ========    ========

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          FOR THE THREE MONTHS ENDED MARCH 27, 2005 AND MARCH 26, 2006 (DOLLAR AMOUNTS IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)

(1) BASIS OF FINANCIAL STATEMENT PRESENTATION

      The consolidated financial statements as of December 25, 2005 and March 26, 2006, and for the three-month periods ended March 27, 2005 and March 26, 2006, have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the three-month periods ended March 27, 2005 and March 26, 2006 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

      References in the remainder of this document to "Buffalo Wild Wings," "company," "we," "us" and "our" refer to the business of Buffalo Wild Wings, Inc. and our subsidiaries.

      The financial information as of December 25, 2005 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 25, 2005, included in item 8 in the Fiscal 2005 Annual Report on Form 10-K, and should be read in conjunction with such financial statements.

      The results of operations for the three-month period ended March 26, 2006, are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 31, 2006.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (A) INVENTORIES

            Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.
            We purchase our products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by our restaurants and our franchised restaurants is fresh chicken wings. Fresh chicken wings are purchased by us based on current market conditions and are subject to fluctuation. Material increases in fresh chicken wing costs may adversely effect our operating results. For the three-month periods ended March 27, 2005 and March 26, 2006, fresh chicken wings were 31% and 24%, respectively, of restaurant cost of sales.

      (B) STOCK-BASED COMPENSATION

            We maintain a stock equity incentive plan under which we may grant non-qualified stock options, incentive stock options, and restricted stock units to employees, non-employee directors and consultants. We also have an employee stock purchase plan ("ESPP").

            Prior to the December 26, 2005 adoption of the Financial Accounting Standards Board ("FASB") Statement No. 123R, "Shared-Based Payment" ("SFAS 123R"), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under our stock purchase plans were within statutory limits, no compensation expense was recognized by us for stock-based compensation related to stock options or ESPP shares. Restricted stock units vesting upon the achievement of certain performance targets were expensed under the requirements of APB 25. Stock-based compensation recognized for restricted stock in the first quarter of 2005 was $523. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

            Effective December 26, 2005, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options and for expense related to the ESPP, since the related purchase discounts exceeded the amount allowed under SFAS 123R for non-compensatory treatment. Compensation expense recognized includes the estimated expense for the portion of stock options vesting in the period for options granted prior to, but not vested as of December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. There were no new stock option grants in the first quarter of 2006. Restricted stock units vesting upon the achievement of certain performance targets are expensed based on the fair value on the date of grant. Results for prior periods have not been restated, as provided for under the modified-prospective transition method.

            Total stock-based compensation expense recognized in the consolidated statement of earnings for the quarter ended March 26, 2006 was $856 before income taxes and consisted of restricted stock, stock options, and ESPP expense of $799, $24 and $33 respectively. Stock-based compensation recognized for the quarter ended March 27, 2005 was $523 and related to restricted stock. The related total tax benefit was $200 and $308 for the quarters ended March 27, 2005 and March 26, 2006 respectively. Stock-based compensation is recognized as a part of general and administrative expense.

            Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force ("EITF") Issue No 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option." SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as "Excess tax benefit from exercise of stock options" on the 2006 consolidated statement of cash flows.

            The following table shows the effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options and ESPP, in accordance with SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." The impact of calculating compensation cost for stock options under SFAS No. 123 is reflected over the options' vesting period, typically four years.


                                                                                 Three Months Ended
                                                                                     March 27,
                                                                                       2005
                                                                                    ----------
            Net earnings, as reported                                               $   2,451
            Add:
                 Total stock-based employee compensation expense included in
                    reported earnings, net of related tax effects                         323
            Deduct:
                 Total stock-based employee compensation expense determined under fair value-based method for stock option, restricted stock,
                    and ESPP, net of related tax effects                                 (374)
                                                                                    ---------
                        Pro forma net earnings                                      $   2,400
                                                                                    =========
            Net earnings per common share:
            As reported (basic)                                                     $    0.29
            Pro forma (basic)                                                            0.29
            As reported (diluted)                                                        0.28
            Pro forma (diluted)                                                          0.28


            Proforma disclosures for the quarter ended March 26, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

            The fair value for stock awards was estimated at the date of grant using the Black-Scholes-Merton ("BSM") option valuation model with the following weighted average assumptions for the quarter ended March 26, 2006 and March 27, 2005:


                                                                  Stock Options                         ESPP
                                                           -----------------------------     ----------------------------
                                                            March 27,        March 26,        March 27,       March 26,
                                                               2005            2006             2005            2006
                                                           -------------    ------------     ------------    ------------

             Expected term (in years)                          5.0              N/A              0.5             0.5
             Expected stock price volatility                  40.1%             N/A             38.0%           40.9%
             Risk-free interest rate                           3.5%             N/A              3.4%            4.3%
             Expected dividend yield                           0.0%             N/A              0.0%            0.0%

            The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. We have not paid dividends in the past and do not plan to pay any dividends in the near future.

(3) MARKETABLE SECURITIES

       Marketable securities were comprised as follows:


                                                           As of
                                                   ----------------------
                                                   December 25, March 26,
                                                       2005       2006
       Held-to-maturity:                           -----------  --------
            Municipal securities                     $14,887     17,501
                                                   -----------  --------
                                                      14,887     17,501
       Available-for-sale:
            Municipal securities                      33,531     32,536
                                                   -----------  --------
       Total                                         $48,418     50,037
                                                   ===========  ========

      All held-to-maturity debt securities are due within one year and had aggregate fair values of $14.9 million and $17.5 million as of December 25, 2005 and March 26, 2006, respectively.

(4) PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

                                                                 As of
                                                       ----------------------
                                                       December 25,   March 26,
                                                           2005         2006
                                                        ---------    ---------
       Construction in-process                          $     956        2,736
       Leasehold improvements                              64,535       65,999
       Furniture, fixtures, and equipment                  45,279       45,899
                                                        ---------    ---------
                                                          110,770      114,634
       Less accumulated depreciation and amortization     (42,077)     (44,795)
                                                        ---------    ---------
                                                        $  68,693       69,839
                                                        =========    =========

(5) STOCKHOLDERS' EQUITY

   (A) STOCK OPTIONS

We have 1.1 million shares of common stock reserved for issuance under a stock-based compensation plan for employees, officers, and directors. The option price for shares issued under this plan is to be not less than the fair market value on the date of grant with respect to incentive stock options, or 85% of fair market value for nonqualified stock options.. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of ten years. Nonqualified stock options issued pursuant to the plan have varying vesting periods from immediately to four years and have a contractual life of ten years. In 2003, our shareholders approved amendments to the plan to allow the granting of restricted stock and extended the plan to 2013. We issue new shares of common stock upon exercise of stock options and disbursement of restricted stock units. Option activity is summarized for the quarter-ended March 26, 2006:

                                                                               Weighted Average
                                                                 Weighted          Remaining     Aggregate
                                                 Number           average         Contractual    Intrinsic
                                                of shares      exercise price        Life         Value
                                              ------------     -------------       ---------    ----------
Outstanding, December 25, 2005                     302,296     $        8.08
Granted                                                 --                --
Exercised                                          (10,873)             8.68
Cancelled                                             (684)            20.31
                                              ------------     -------------       ---------    ----------
Outstanding, March 26, 2006                        290,739              8.03            4.47       $9,519
Exercisable, March 26, 2006                        262,208              6.87            4.17        8,888



The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $40.77 as of the last business day of the quarter ended March 26, 2006, which would have been received by the optionees had all options been exercised on that date. As of March 26, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $125, which is expected to be recognized over a weighted average period of approximately 9 months. During the quarter-ended March 26, 2006, the total intrinsic value of stock options exercised was $305. During the quarter-ended March 26, 2006, the total fair value of options vested was $125.

      The following table summarizes our stock options outstanding at March 26, 2006:

                                Options outstanding                          Options exercisable
                   --------------------------------------------------    ---------------------------
                                           Average         Weighted                       Weighted
                                          remaining        average                        average
                                         contractual       exercise                       exercise
      Range              Shares           life(years)        price            Shares        price
------------------  ----------------  ------------------  -----------    --------------  -----------
$    2.50 -   3.90            79,677                3.49      $  3.62            79,677     $   3.62
     4.15 -   7.50           122,625                3.50         5.84           122,625         5.84
    11.25 -  18.15            75,501                6.47        13.12            56,427        12.53
    18.65 -  34.81            12,936                8.05        26.26             3,479        26.09
                    -----------------                         -------
     2.50 -  34.81           290,739                4.47         8.03           262,208         6.87
                    =================                         =======

      The plan has 62,450 shares available for grant as of March 26, 2006.

   (B) RESTRICTED STOCK

We adopted a stock performance plan in June 2004, under which restricted stock units are granted annually at the discretion of the Board. These units are subject to annual vesting upon achieving performance targets established by the Board of Directors. We record compensation expense for the restricted stock units if vesting, based on the achievement of performance targets, is probable. The restricted stock units may vest one-third annually over a ten-year period as determined by meeting performance targets. However, the second third of the restricted stock units is not subject to vesting until the first one-third has vested and the final one-third is not subject to vesting until the first two-thirds of the award has vested.

Restricted stock activity is summarized for the quarter ended March 26, 2006:


                                                                  Weighted
                                                                  average
                                                  Number         grant date
                                                of shares        fair value
                                              ------------     -------------
Outstanding, December 25, 2005                      75,964     $       32.56
Granted                                             99,516             33.80
Vested                                              (5,849)            33.80
Cancelled                                           (1,701)            33.16
                                              ------------     --------------
Outstanding, March 26, 2006                        167,930             33.25

As of March 26, 2006, the total stock-based compensation expense related to nonvested awards not yet recognized was $4,620, which is expected to be recognized over a weighted average period of 1.5 years.

   (C) EMPLOYEE STOCK PURCHASE PLAN

We have reserved 300,000 shares of common stock for issuance under the Plan. This plan is available to substantially all employees subject to employment eligibility requirements. The Plan became effective upon the effective date of our initial public offering (IPO). Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the first quarter of 2006 and 2005, we issued no shares of common stock under the plan. As of March 26, 2006, we have 250,309 available for future issuance.

(6) EARNINGS PER SHARE
The following is a reconciliation of basic and fully diluted earnings per share for the three-month periods ended March 27, 2005 and March 26, 2006:


                                                            Three months ended March 27, 2005
                                                       ---------------------------------------------
                                                        Earnings         Shares            Per-share
                                                       (numerator)    (denominator)          amount
                                                       ----------     --------------       ---------
Net earnings                                           $   2,451
                                                       ---------
            Earnings per common share--basic               2,451         8,367,068         $   0.29

Effect of dilutive securities
      Stock options                                         --             309,704
                                                       ----------        ---------
            Earnings per common share--diluted         $   2,451         8,676,772         $   0.28
                                                       ==========        =========



                                                            Three months ended March 26, 2006
                                                       ---------------------------------------------
                                                        Earnings         Shares            Per-share
                                                       (numerator)    (denominator)          amount
                                                       ----------     --------------       ---------
Net earnings                                           $   3,516
                                                       ----------
            Earnings per common share--basic               3,516         8,531,792         $   0.41
Effect of dilutive securities
      Stock options                                         --             204,544
                                                       ----------        ---------
            Earnings per common share--diluted         $   3,516         8,736,336         $   0.40
                                                                         =========



       131,843 shares and 171,916 shares for the three-month periods ended March 27, 2005 and March 26, 2006, respectively, have been excluded from the fully diluted calculation because the effect on net earnings per share would not have been dilutive.

(7) SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                           Three months ended
                                                                         -----------------------
                                                                         March 27,    March 26,
                                                                           2005          2006
                                                                         ---------   -----------
Cash paid during the period for:
      Income taxes                                                        $  330          542
Non cash financing and investing transactions:
      Capitalization of preopening rent expense                               58         --
      Adjustment of restricted stock units to fair value                   3,450         --
      Adjustment of restricted stock units to fair value on grant date        --         2568

(8) CONTINGENCIES

      We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, and cash flows.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 25, 2005. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for 2006 and our expected store openings. Such statements are forward-looking and involve risks and uncertainties including but not limited to those discussed in Item 1 of the 10-K under "Risk Factors/Forward-Looking Statements." Information included in this discussion and analysis includes commentary on company-owned and franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such information is an important measure of our performance and is useful in assessing consumer acceptance of the Buffalo Wild Wings (R) Grill & Bar concept and the overall strength of the concept. Franchise information also provides an understanding of our revenue as franchise royalties and fees are based on the opening of franchised units and their sales. However, franchised sales and same-store sales information does not show sales in accordance with U.S. Generally Accepted Accounting Principles (GAAP), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to similar financial information as defined or used by other companies.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

Our most critical accounting policies, which are those that require significant judgment, include: valuation of long-lived assets and store closing reserves, vendor allowances, revenue recognition from franchise operations, and self-insurance liability. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 25, 2005. There have been no changes to those policies during this period.

OVERVIEW

As of March 26, 2006, we owned and operated 124 company-owned and franchised an additional 260 Buffalo Wild Wings (R) Grill & Bar restaurants in 36 states. Of the 384 system-wide restaurants, 81 are located in Ohio. The restaurants have elements of both the quick casual and casual dining styles, both of which are part of a growing industry. Our long-term focus is to grow to a national chain of over 1,000 locations, with 20% annual unit growth in the next several years, continuing the strategy of developing both company-owned and franchised restaurants.

Our growth and success depend on several factors and trends. First, we continue to monitor and react to our cost of goods sold. The cost of goods sold is difficult to predict, as it ranged from 30.7% to 33.8% quarter to quarter in 2005 and 2006, mostly due to the price fluctuation in chicken wings. We are working to counteract the effect of the volatility of chicken wing prices with the introduction of popular new menu items like our new ribs, effective marketing promotions, and menu price increases. We will continue to monitor the cost of fresh chicken wing prices, as it can significantly change our cost of sales and cash flow from company-owned restaurants. We also are exploring purchasing strategies to lesson the severity of cost increases and fluctuations, and are reviewing menu additions and other strategies that may decrease the percentage that fresh chicken wings represent in terms of total restaurant sales.

A second factor is our success in new markets. There are inherent risks in opening new restaurants, especially in new markets, for various reasons, including the lack of experience, logistical support, and brand awareness in a new market. These factors may result in lower than anticipated sales and cash flow for new restaurants in new markets. In 2006, we plan to develop company-owned restaurants primarily in markets where we currently have either company-owned or franchised restaurants. We believe this development focus, together with our implementation of revised new restaurant opening procedures, will help mitigate the overall risk associated with opening restaurants.

Third, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume, and, therefore, cash flow per location. We remain committed to high quality operations and guest hospitality, as evidenced by the implementation of our new flexible service style in our restaurants and our franchised restaurants.

Our revenue is generated by:

      o Sales at our company-owned restaurants, which were 89% of total revenue in the first quarter of 2006. Food and nonalcoholic beverages accounted for 71% of restaurant sales. The remaining 29% of restaurant sales was from alcoholic beverages. The menu item with the highest sales volume is chicken wings at 23% of total restaurant sales.

      o    Royalties and franchise fees received from our franchisees.

We generate cash from the operation of company-owned restaurants and from franchise royalties and fees. We highlight the specific costs associated with the on-going operation of our company-owned restaurants in the statement of earnings under "Restaurant operating costs." Nearly all of our depreciation expense relates to assets used by our company-owned restaurants. Preopening costs are those costs associated with opening new company-owned restaurants and will vary quarterly based on the number of new locations opened. Loss on equipment disposal is related to company-owned restaurants and includes the write down of miscellaneous assets. Certain other expenses, such as general and administrative, relate to both company-owned and franchising operations.

As a growing company, we review our trend in general and administrative expenses, exclusive of stock-based compensation expense, and are focused on reducing this expense as a percentage of revenue.

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Both of the first quarters of 2005 and 2006 consisted of thirteen weeks. We have a 53-week fiscal year in 2006, with the fourth quarter having 14 weeks.

QUARTERLY RESULTS OF OPERATIONS

Our operating results for the periods indicated are expressed below as a percentage of total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales. The information for each three-month period is unaudited and we have prepared it on the same basis as the audited financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results.

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

                                                                                                  Three months ended
                                                                                            --------------------------------
                                                                                             March 27,           March 26,
                                                                                               2005                 2006
                                                                                            -----------          -----------
Revenue:

      Restaurant sales                                                                             88.7%                88.8%
      Franchising royalties and fees                                                               11.3                 11.2
                                                                                            -----------          -----------
                  Total revenue                                                                   100.0                100.0
                                                                                            -----------          -----------
Costs and expenses:
      Restaurant operating costs:
            Cost of sales                                                                          33.8                 31.5
            Labor                                                                                  29.3                 29.1
            Operating                                                                              15.2                 16.5
            Occupancy                                                                               7.0                  7.2
      Depreciation                                                                                  5.3                  5.2
      General and administrative                                                                   11.1                 11.0
      Preopening                                                                                    0.6                  0.8
      Loss on equipment disposal                                                                    0.0                  0.3
                                                                                            -----------          -----------
                  Total costs and expenses                                                         92.7                 92.2
                                                                                            -----------          -----------
Income from operations                                                                              7.3                  7.8
Interest income                                                                                     0.5                  0.7
                                                                                            -----------          -----------
Earnings before income taxes                                                                        7.8                  8.5
Income tax expense                                                                                  3.0                  3.1
                                                                                            -----------          -----------
Net earnings                                                                                        4.8%                 5.5%
                                                                                            ===========          ===========

The number of company-owned and franchised restaurants open are as follows:

                                                                                                        As of
                                                                                            --------------------------------
                                                                                             March 27,           March 26,
                                                                                               2005                 2006
                                                                                            -----------          -----------
Company-owned restaurants                                                                           106                  124
Franchised restaurants                                                                              212                  260

The restaurant sales for company-owned and franchised restaurants are as follows:

                                                                                                  Three months ended
                                                                                            --------------------------------
                                                                                             March 27,           March 26,
                                                                                               2005                 2006
                                                                                            -----------          -----------
Company-owned restaurant sales                                                              $    45,073               57,092
Franchised restaurant sales                                                                     110,250              144,691

Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

                                                                                                  Three months ended
                                                                                            --------------------------------
                                                                                             March 27,           March 26,
                                                                                               2005                 2006
                                                                                            -----------          -----------
Company-owned same-store sales                                                                      6.1%                 7.7%
Franchised same-store sales                                                                         3.2%                 6.7%

The quarterly average prices paid per pound for fresh chicken wings are as follows:

                                                                                                  Three months ended
                                                                                            --------------------------------
                                                                                             March 27,           March 26,
                                                                                               2005                 2006
                                                                                            -----------          -----------
       Average price per pound                                                              $      1.45                 1.24

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 26, 2006
AND MARCH 27, 2005

Restaurant sales increased by $12.0 million, or 26.7%, to $57.1 million in 2006 from $45.1 million in 2005. The increase in restaurant sales was due to a $8.7 million increase associated with the opening of two new company-owned restaurants in 2006 and 27 company-owned restaurants opened before 2006 that did not meet the criteria for same-store sales for all or part of the three-month period and $3.3 million related to a 7.7% increase in same-store sales.

Franchise royalties and fees increased by $1.4 million, or 25.3%, to $7.2 million in 2006 from $5.7 million in 2005. The increase was due primarily to additional royalties collected from 12 new franchised restaurants that opened in 2006 and 37 franchised restaurants that opened in the last nine months of 2005. Same-store sales for franchised restaurants increased 6.7% in 2006.

Cost of sales increased by $2.8 million, or 18.2%, to $18.0 million in 2006 from $15.2 million in 2005 due primarily to more restaurants being operated in 2006. Cost of sales as a percentage of restaurant sales decreased to 31.5% in 2006 from 33.8% in 2005. The decrease in cost of sales as a percentage of restaurant sales was primarily due to lower fresh chicken wing costs. We are susceptible to wing price fluctuations. For the first quarter of 2006, wing prices averaged $1.24 per pound which was a 14.5% decrease over the same period in 2005. Also, boneless wing sales have increased as a part of our menu mix, providing better margins and a corresponding lower cost of goods percentage than the prior year.

Labor expenses increased by $3.4 million, or 25.6%, to $16.6 million in 2006 from $13.2 million in 2005 due primarily to more restaurants being operated in 2006. Labor expenses as a percentage of restaurant sales decreased to 29.1% in 2006 from 29.3% in 2005. The decrease in labor expenses as a percentage of restaurant sales was primarily due to lower health insurance and workers' compensation costs.

Operating expenses increased by $2.6 million, or 37.7%, to $9.4 million in 2006 from $6.9 million in 2005 due primarily to more restaurants being operated in 2006. Operating expenses as a percentage of restaurant sales increased to 16.5% in 2006 from 15.2% in 2005. The increase in operating expenses as a percentage of restaurant sales is primarily due to the .5% increase in contributions to the advertising fund, increased credit card use by our guests and higher utility costs.

Occupancy expenses increased by $933,000, or 29.6%, to $4.1 million in 2006 from $3.2 million in 2005 due primarily to more restaurants being operated in 2006. Occupancy expenses as a percentage of restaurant sales increased to 7.2% in 2006 from 7.0% in 2005, primarily due to higher rent expense as a percentage of current sales level for restaurants in our newer markets.

Depreciation increased by $655,000, or 24.5%, to $3.3 million in 2006 from $2.7 million in 2005. The increase was primarily due to the additional depreciation on two new restaurants opened in 2006 and the 16 new restaurants that opened in the last nine months of 2005.

General and administrative expenses increased by $1.5 million, or 25.8%, to $7.1 million in 2006 from $5.6 million in 2005 primarily due to higher payroll-related expenditures from stock-based compensation and higher provisions for incentive compensation based on our strong operating results for fiscal first quarter of 2006. General and administrative expenses as a percentage of total revenue decreased to 11.0% in 2006 from 11.1% in 2005. We adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, we recognized $856,000 of stock-based compensation in the first quarter of 2006. In the first quarter of 2005, we recognized $523,000 of stock-based compensation under APB 25 and other related pronouncements. Exclusive of stock-based compensation, we reduced our general and administrative expenses as a percentage of sales from 10.0% to 9.7% with better leverage of our overhead expenses.

Preopening costs increased by $174,000, to $487,000 in 2006 from $313,000 in 2005. In 2006, we incurred costs of $305,000 for the two new company-owned restaurants opened in the first quarter of 2006, incurred costs of approximately $6,000 for openings before the first quarter of 2006, and incurred $176,000 for restaurants that will open in the second quarter of 2006 or later. In 2005, we incurred cost of $223,000 for the three new company-owned restaurants opened in the first quarter of 2005, incurred costs of $35,000 for restaurants that opened before the first quarter of 2005, and incurred costs of $55,000 for restaurants that opened in the second quarter of 2005 or later. In 2006, due to the expensing of preopening rent, we expect average preopening costs per restaurant to be $165,000.

Loss on equipment disposal increased by $192,000 to $210,000 in 2006 from $18,000 in 2005. The charge in both years was related to the write-off of miscellaneous equipment.

Interest income increased by $198,000 to $470,000 in 2006 from $272,000 in 2005. The increase was primarily due to higher interest rates. Cash and marketable securities balances at the end of the quarter totaled $56.6 million in 2006 compared to $49.0 million for the first quarter of 2005.

Provision for income taxes increased $457,000 to $2.0 million in 2006 from $1.5 million in 2005. The effective tax rate as a percentage of income before taxes decreased to 36.0% in 2006 from 38.3% in 2005. The 2005 income tax rate was higher due to the increase in the deferred tax rate to 38% and an increase in provision for tax contingencies. These items did not recur in 2006. For 2006, we believe our effective tax rate will be approximately 36%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary liquidity and capital requirements have been for new restaurant construction, remodeling and maintaining our existing company-owned restaurants, working capital and other general business needs. Our main sources of liquidity and capital are cash flows from operations and proceeds from the issuance of common stock through the IPO in November 2003. The cash and marketable securities balance at March 26, 2006 was $56.6 million. We invest our cash and marketable securities balances in short-term investment instruments with the focus on protection of principal, adequate liquidity and maximization of after-tax returns. These investments include, but are not limited to, high quality money market funds, commercial paper, US government-backed instruments, repurchase agreements, municipal securities, and asset-backed securities.

For the three months ended March 26, 2006, net cash provided by operating activities was $9.4 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, adjusted for increases in income taxes payable and accounts payable offset by an increase in accounts receivable. The change in income taxes was due to the timing of income tax payments. The increase in accounts payable was due to a higher sales and construction activity at the end of March 2006 as compared to December 2005. The increase in accounts receivable was due to higher credit card and convention-related sponsorships.

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

For the three months ended March 26, 2006 and March 27, 2005, net cash used in investing activities was $6.3 million and $8.8 million, respectively. Investing activities included purchases of property and equipment related to the opening of new company-owned restaurants and restaurants under construction in both periods. During the first quarter of 2006 and 2005, we opened two and three restaurants, respectively. We expect capital expenditures for the entire year of 2006 to be approximately $26 million primarily for the addition of 20 new company-owned restaurants and the renovation and maintenance of existing restaurants. In 2006, the Company purchased $24.5 million of marketable securities and received proceeds of $22.9 million as these investments matured or were sold. In 2005, the Company purchased $20.6 million of marketable securities and received proceeds of $14.4 million as these investments matured or were sold.

For the three months ended March 26, 2006 and March 27, 2005, net cash used in financing activities was $511,000 and $40,000, respectively. Net cash used in financing activities for 2006 resulted primarily from tax payments for restricted stock of $687,000 offset by the issuance of common stock of $93,000. Net cash used in financing activities for 2005 resulted primarily from the issuance of common stock from the exercise of stock options of $286,000, offset by tax payments for restricted stock of $326,000. No additional funding from the issuance of common stock (other than from the exercise of options) is anticipated for the remainder of 2006.

Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. Except for one restaurant building, we do not currently own any of the properties on which our restaurants operate.

The following table presents a summary of our contractual operating lease obligations and commitments as of March 26, 2006:


                                                                             Payments Due By Period (in thousands)
                                                                      ------------------------------------------------------
                                                                      Less than                                     After 5
                                                      Total           One year        1-3 years        3-5 years      years
                                                     --------         --------        ----------       ----------   --------
Operating lease obligations                          $121,197           14,122           26,873           23,341      56,861
Lease commitments for restaurants under development    15,162            1,119            2,908            2,984       8,151
                                                     --------         --------         --------         --------    --------
Total                                                $136,359           15,241           29,781           26,325      65,012
                                                     ========         ========         ========         ========    ========

We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future.

                     RISK FACTORS/FORWARD-LOOKING STATEMENTS

The foregoing discussion and other statements in this report contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. Our forward-looking statements generally relate to our long-term goal of over 1,000 restaurants, expected annual unit growth of 20%, efforts to manage cost of sales particularly related to chicken wing costs, plans for entry into new markets, expansion and improving existing markets, focus on reducing general and administrative expenses, estimated tax rates for 2006, and cash requirements. Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors are found and discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 25, 2005. Investors are cautioned that all forward-looking statements involve risks and uncertainties.

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

Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. We use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned restaurants and franchised restaurants is fresh chicken wings. We purchase fresh chicken wings based on current market prices which are subject to monthly fluctuation.

A material increase in fresh chicken wing costs may adversely affect our operating results. Fresh chicken wing prices during the first quarter of 2006 averaged 14.5% lower than the average per pound price in the first quarter of 2005 as the average price per pound dropped from $1.45 in 2005 to $1.24 in 2006. If there is a significant rise in the price of fresh chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. Fresh chicken wings accounted for approximately 31% and 24% of our cost of sales in the first quarter of 2005 and 2006, respectively, with an average price per pound of $1.45 and $1.24, respectively. A 10% increase in fresh chicken wing costs during the first quarter of 2006, would have increased restaurant cost of sales by approximately $431,000.

INFLATION

The primary inflationary factors affecting our operations are food, labor, and restaurant operating costs. Substantial increases in these costs could impact operating results to the extent that such increases cannot be passed along through higher menu prices. A large number of our restaurant personnel are paid at rates based on the applicable federal and state minimum wages, and increases in the minimum wage rates could directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. During the past 15 months, we have been affected by higher energy costs. Except as described above, we believe inflation has not had a material impact on our results of operations in recent years.

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


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

The following table sets out shares of our Common Stock repurchased by us in the first quarter of 2006:

                                                                                         (d) Maximum
                                                                                            Number (or
                                                                                           Approximate
                                                                  (c) Total Number       Dollar Value) of
                                                                    of Shares (or        Shares (or Units)
                                                                   Units) Purchased      that May Yet Be
                         (a) Total Number     (b) Average Price   as Part of Publicly    Purchased Under
                        of Shares (or Units)  Paid per Share (or   Announced Plans          the Plans of
Period                    Purchased(1)             Unit)              or Programs             Programs
---------------------- --------------------- --------------------- --------------------- --------------------
March 2, 2006                     9,575              $36.21                N/A                   N/A
---------------------- --------------------- --------------------- --------------------- --------------------
Total                             9,575
---------------------- --------------------- --------------------- --------------------- --------------------

(1) All of the shares were repurchased by us in connection with payment of taxes upon vesting of restricted stock by seven employees, all of whom are executive officers.

ITEM 6. EXHIBITS

See Exhibit Index following the signature page of this report.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: MAY 3, 2006   BUFFALO WILD WINGS, INC.


                    By: /s/ Sally J. Smith
                        --------------------------------------------------------
                        Sally J. Smith, President and Chief Executive Officer (principal executive officer)


                    By: /s/ Mary J. Twinem
                        --------------------------------------------------------
                        Mary J. Twinem, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

                                  EXHIBIT INDEX

                            BUFFALO WILD WINGS, INC.
                   FORM 10-Q FOR QUARTER ENDED MARCH 26, 2006




EXHIBIT
NUMBER    DESCRIPTION
--------- ---------------------------------------------------------------------

10.1      Amendment No. 2 to Management Deferred Compensation Plan*

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act



*Management agreement or compensatory plan or arrangement.