Form 10-Q
period 2006-06-25
BUFFALO WILD WINGS INC
filed 2006-08-02
CIK 1062449

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

                   For the fiscal quarter ended June 25, 2006

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

      The number of shares outstanding of the registrant's common stock as of July 28, 2006: 8,578,095 shares.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


PART I                                                                     Page
                                                                          ------

Item 1. Financial Statements                                                   3
Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                             11
Item 3. Quantitative and Qualitative Disclosures About Market Risk            18
Item 4. Controls and Procedures                                               19

PART II

Item 1. Legal Proceedings                                                     19
Item 4. Submission of Matters to a Vote of Security Holders                   19
Item 6. Exhibits                                                              19
Signatures                                                                    20
Exhibit Index                                                                 21

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                (Dollar amounts in thousands, except share data)
                                   (unaudited)


                                                                               December 25,   June 25,
                                                                                  2005          2006
                                                                                ----------  ----------
                                 Assets
Current assets:
    Cash and cash equivalents                                                  $  3,986         6,523
    Marketable securities                                                        48,418        49,170
    Accounts receivable--franchisees, net of allowance of $25                       731           765
    Accounts receivable--other                                                    3,700         4,184
    Inventory                                                                     1,502         1,544
    Income taxes receivable                                                          --            97
    Prepaid expenses                                                              1,972           587
    Deferred income taxes                                                           770         1,472
                                                                                ----------  ----------
         Total current assets                                                    61,079        64,342

Property and equipment, net                                                      68,693        74,057
Restricted cash                                                                   2,115         5,235
Other assets                                                                        867           903
Goodwill                                                                            369           369
                                                                                ----------  ----------
         Total assets                                                          $133,123       144,906
                                                                                ==========  ==========

                  Liabilities and Stockholders' Equity
Current liabilities:
    Unearned franchise fees                                                    $  2,194         2,152
    Accounts payable                                                              6,628         8,620
    Accrued income tax payable                                                      102            --
    Accrued compensation and benefits                                             6,775         6,737
    Accrued expenses                                                              3,900         3,566
    Current portion of deferred lease credits                                       604           687
                                                                                ----------  ----------
         Total current liabilities                                               20,203        21,762

Long-term liabilities:
    Marketing fund payables                                                       2,115         5,235
    Deferred income taxes                                                         4,755         3,715
    Deferred lease credits, net of current portion                                9,202         9,297
                                                                                ----------  ----------
         Total liabilities                                                       36,275        40,009
                                                                                ----------  ----------

Commitments and contingencies
Stockholders' equity:
    Undesignated stock, 5,600,000 shares authorized                                  --            --
    Common stock, no par value. Authorized 15,600,000 shares; issued and
     outstanding 8,616,222 and 8,740,572, respectively                           74,503        74,036
    Deferred compensation                                                        (2,568)           --
    Retained earnings                                                            24,913        30,861
                                                                                ----------  ----------
         Total stockholders' equity                                              96,848       104,897
                                                                                ----------  ----------
         Total liabilities and stockholders' equity                            $133,123       144,906
                                                                                ==========  ==========


                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

          (Dollar amounts in thousands except share and per share data)
                                   (unaudited


                                                                          Three months ended       Six months ended
                                                                        ----------------------- -----------------------
                                                                         June 26,     June 25,    June 26,    June 25,
                                                                           2005         2006        2005        2006
                                                                         ---------- ----------- ----------- -----------
Revenue:
    Restaurant sales                                                    $   42,570      55,036      87,643     112,128
    Franchise royalties and fees                                             5,653       7,224      11,373      14,393
                                                                         ---------- ----------- ----------- -----------
                  Total revenue                                             48,223      62,260      99,016     126,521
                                                                         ---------- ----------- ----------- -----------

Costs and expenses:
    Restaurant operating costs:
         Cost of sales                                                      13,291      17,028      28,522      35,033
         Labor                                                              12,976      16,562      26,193      33,157
         Operating                                                           6,666       9,236      13,523      18,679
         Occupancy                                                           3,395       4,269       6,551       8,358
    Depreciation                                                             2,832       3,433       5,507       6,763
    General and administrative (1)                                           5,634       7,441      11,260      14,519
    Preopening                                                                 600       1,034         913       1,521
    Loss on equipment disposal                                                   4          44          22         254
                                                                         ---------- ----------- ----------- -----------
              Total costs and expenses                                      45,398      59,047      92,491     118,284
                                                                         ---------- ----------- ----------- -----------
Income from operations                                                       2,825       3,213       6,525       8,237
Interest income                                                                337         500         609         970
                                                                         ---------- ----------- ----------- -----------
Earnings before income taxes                                                 3,162       3,713       7,134       9,207
Income tax expense                                                           1,226       1,281       2,747       3,259
                                                                         ---------- ----------- ----------- -----------
Net earnings                                                            $    1,936       2,432       4,387       5,948
                                                                         ========== =========== =========== ===========
Earnings per common share - basic                                       $     0.23        0.28        0.52        0.70
Earnings per common share - diluted                                           0.22        0.28        0.51        0.68
Weighted average shares outstanding - basic                              8,448,459   8,555,589   8,407,764   8,543,691
Weighted average shares outstanding - diluted                            8,674,507   8,754,895   8,671,148   8,746,233
  -------------------------------------
  (1)  Contains stock-based compensation of $330, $683, $854, and $1,539, respectively


                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (Dollar amounts in thousands)
                                   (unaudited)


                                                                                 Six months ended
                                                                                --------------------
                                                                               June 26,    June 25,
                                                                                 2005        2006
                                                                                --------- ----------
Cash flows from operating activities:
    Net earnings                                                               $   4,387      5,948
    Adjustments to reconcile net earnings to cash provided by operations:
         Depreciation                                                              5,507      6,763
         Amortization                                                                (20)      (101)
         Loss on equipment disposal                                                   22        254
         Deferred lease credits                                                      643        220
         Deferred income taxes                                                      (892)    (1,742)
         Stock-based compensation                                                    854      1,539
         Excess tax benefit from the exercise of stock options                        --       (181)
         Change in operating assets and liabilities:
              Accounts receivable                                                   (752)      (560)
              Inventory                                                               85        (42)
              Prepaid expenses                                                       712      1,385
              Other assets                                                           (18)       (36)
              Unearned franchise fees                                               (295)       (42)
              Accounts payable                                                      (360)     1,992
              Income taxes                                                           982        (18)
              Accrued expenses                                                      (972)       206
                                                                                --------- ----------
                  Net cash provided by operating activities                        9,883     15,585
                                                                                --------- ----------

Cash flows from investing activities:
    Acquisition of property and equipment                                         (8,322)   (12,381)
    Purchase of marketable securities                                            (47,079)   (54,759)
    Proceeds of marketable securities                                             37,071     54,108
                                                                                --------- ----------
                  Net cash used in investing activities                          (18,330)   (13,032)
                                                                                --------- ----------

Cash flows from financing activities:
    Issuance of common stock                                                         717        490
    Tax payments for restricted stock                                               (326)      (687)
    Excess tax benefit from the exercise of stock options                             --        181
                                                                                --------- ----------
                  Net cash provided by (used in) financing activities                391        (16)
                                                                                --------- ----------

                  Net increase (decrease) in cash and cash equivalents            (8,056)     2,537
Cash and cash equivalents at beginning of period                                  12,557      3,986
                                                                                --------- ----------

Cash and cash equivalents at end of period                                     $   4,501      6,523
                                                                                ========= ==========


                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       FOR THE THREE AND SIX MONTHS ENDED JUNE 26, 2005 AND JUNE 25, 2006
          (Dollar amounts in thousands except share and per share data)

(1)   Basis of Financial Statement Presentation

      The consolidated financial statements as of December 25, 2005 and June 25, 2006, and for the three-month and six-month periods ended June 26, 2005 and June 25, 2006, have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the three-month and six-month periods ended June 26, 2005 and June 25, 2006, is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

      References in the remainder of this document to "Buffalo Wild Wings," "company," "we," "us" and "our" refer to the business of Buffalo Wild Wings, Inc. and our subsidiaries.

      The financial information as of December 25, 2005, is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 25, 2005, included in item 8 in the Fiscal 2005 Annual Report on Form 10-K, and should be read in conjunction with such financial statements.

      The results of operations for the three-month and six-month period ended June 25, 2006, are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 31, 2006. Fiscal 2006 is a 53 week year.

(2)   Summary of Significant Accounting Policies

      (a)   Inventories

            Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

            We purchase our products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by our restaurants and our franchised restaurants is fresh chicken wings. Fresh chicken wings are purchased by us based on current market conditions and are subject to fluctuation. Material increases in fresh chicken wing costs may adversely affect our operating results. For the three-month periods ended June 26, 2005 and June 25, 2006, fresh chicken wings were 26.5% and 22.5%, respectively, of restaurant cost of sales. For the six-month periods ended June 26, 2005 and June 25, 2006, fresh chicken wings were 29.0% and 23.2%, respectively, of restaurant cost of sales.

      (b)   Stock-Based Compensation

            We maintain a stock equity incentive plan under which we may grant non-qualified stock options, incentive stock options, and restricted stock units to employees, non-employee directors and consultants. We also have an employee stock purchase plan ("ESPP").

            Prior to the December 26, 2005 adoption of the Financial Accounting Standards Board ("FASB") Statement No. 123R, "Shared-Based Payment" ("SFAS 123R"), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under our stock purchase plans were within statutory limits, no compensation expense was recognized by us for stock-based compensation related to stock options or ESPP shares. Restricted stock units vesting upon the achievement of certain performance targets were expensed under the requirements of APB 25. Stock-based compensation recognized for restricted stock in the three-month and six-month periods ended June 26, 2005 were $330 and $854, respectively. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

            Effective December 26, 2005, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options and for expense related to the ESPP, since the related purchase discounts exceeded the amount allowed under SFAS 123R for non-compensatory treatment. Compensation expense recognized includes the estimated expense for the portion of stock options vesting in the period for options granted prior to, but not vested as of December 26, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. There were no new stock option grants in 2006. Restricted stock units vesting upon the achievement of certain performance targets are expensed based on the fair value on the date of grant. Results for prior periods have not been restated, as provided for under the modified-prospective transition method.

            Total stock-based compensation expense recognized in the consolidated statement of earnings for the three months ended June 25, 2006 was $683 before income taxes and consisted of restricted stock, stock options, and ESPP expense of $630, $19 and $34 respectively. Stock-based compensation recognized for the six months ended June 25, 2006 was $1,539 before income taxes and consisted of restricted stock, stock options and ESPP expense of $1,429, $43, and $67, respectively. The related total tax benefit was $237 and $545 for the three months and six months ended June 25, 2006, respectively. All stock-based compensation is recognized as general and administrative expense.

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

                                                                                Three       Six
                                                                                months     months
                                                                                ended      ended
                                                                               June 26,   June 26,
                                                                                 2005       2005
                                                                              ----------- ---------
Net earnings, as reported                                                       $1,936     4,387
    Add:
         Total stock-based employee compensation expense included in reported
          earnings, net of related tax effects                                     203       525
    Deduct:
         Total stock-based employee compensation expense determined under fair value-based method for stock option, restricted stock, and ESPP, net
          of related tax effects                                                  (261)     (633)
                                                                              ----------- ---------

              Pro forma net earnings                                            $1,878     4,279
                                                                              =========== =========

Net earnings per common share:
    As reported (basic)                                                         $ 0.23      0.52
    Pro forma (basic)                                                             0.22      0.51
    As reported (diluted)                                                         0.22      0.51
    Pro forma (diluted)                                                           0.22      0.49


            Pro forma disclosures for the three-month and six-month periods ended June 25, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

            The fair value for stock awards was estimated at the date of grant using the Black-Scholes-Merton ("BSM") option valuation model with the following weighted average assumptions for the three months ended June 25, 2006 and June 26, 2005:



                                                 Stock options                                  ESPP
                                    ---------------------------------------    --------------------------------------
                                        June 26,              June 25,             June 26,             June 25,
                                          2005*                2006*                 2005                 2006
                                    ------------------    -----------------    -----------------    -----------------
Expected term (in years)                   N/A                  N/A                   0.5                  0.5
Expected stock price volatility            N/A                  N/A             38.0% - 41.8%        39.2% - 40.9%
Risk-free interest rate                    N/A                  N/A              3.1% - 3.4%          4.3% - 5.0%
Expected dividend yield                    N/A                  N/A                   0.0%                 0.0%


                  The fair value for stock awards was estimated at the date of grant using the BSM option valuation model with the following weighted average assumptions for the six months ended June 25, 2006 and June 26, 2005:


                                                Stock options                                  ESPP
                                    ---------------------------------------    --------------------------------------
                                        June 26,              June 25,             June 26,             June 25,
                                          2005                 2006*                 2005                 2006
                                    ------------------    -----------------    -----------------    -----------------
Expected term (in years)                  5.0                   N/A                   0.5                 0.5
Expected stock price volatility          40.1%                  N/A             38.0% - 41.8%        39.2% - 40.9%
Risk-free interest rate                   3.5%                  N/A              3.1% - 3.4%          4.3% - 5.0%
Expected dividend yield                   0.0%                  N/A                   0.0%                 0.0%


* No stock options were granted during this time period.

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

(3)   Marketable Securities

      Marketable securities were comprised as follows:


                                                                As of
                                                         -------------------
                                                        December 25, June 25,
                                                           2005        2006
                                                          -------    -------
Held-to-maturity:
    Municipal securities                                 $14,887     18,107
                                                          -------    -------
                                                          14,887     18,107
                                                          -------    -------
Available-for-sale:
    Municipal securities                                  33,531     31,063
                                                          -------    -------
Total                                                    $48,418     49,170
                                                          =======    =======

      All held-to-maturity debt securities are due within one year and had aggregate fair values of $14.9 million and $18.1 million as of December 25, 2005 and June 25, 2006, respectively.

(4)   Property and Equipment

      Property and equipment consists of the following:


                                                         As of
                                                 ---------------------
                                                December 25,  June 25,
                                                   2005         2006
                                                  --------    --------
Construction in-process                          $    956       3,786
Leasehold improvements                             64,535      69,805
Furniture, fixtures, and equipment                 45,279      48,543
                                                  --------    --------
                                                  110,770     122,134
Less accumulated depreciation and amortization    (42,077)    (48,077)
                                                  --------    --------
                                                 $ 68,693      74,057
                                                  ========    ========



(5)   Stockholders' Equity
      (a) Stock Options

We have 1.5 million shares of common stock reserved for issuance under a stock-based compensation plan for employees, officers, and directors. The option price for shares issued under this plan is to be not less than the fair market value on the date of grant with respect to incentive stock options, or 85% of fair market value for nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of ten years. Nonqualified stock options issued pursuant to the plan have varying vesting periods from immediately to four years and have a contractual life of ten years. We issue new shares of common stock upon exercise of stock options and disbursement of restricted stock units. Option activity is summarized for the six months ended June 25, 2006:

                                                                 Weighted
                                                                 Average
                                                   Weighted      Remaining   Aggregate
                                       Number       average     Contractual  Intrinsic
                                     of shares   exercise price    Life        Value
                                   -------------- ------------ ------------ ------------
Outstanding, December 25, 2005           302,296        $8.08

Granted                                       --           --
Exercised                                (33,674)        7.53
Cancelled                                 (1,709)       19.74
                                   -------------- ------------ ------------ ------------
Outstanding, June 25, 2006               266,913        $8.08          4.2       $8,128
Exercisable, June 25, 2006               248,107         7.20          4.0        7,773


The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $38.53 as of June 25, 2006, which would have been received by the optionees had all options been exercised on that date. As of June 25, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $104, which is expected to be recognized over a weighted average period of approximately nine months. During the six months ended June 25, 2006, the total intrinsic value of stock options exercised was $1.1 million. During the six months ended June 25, 2006, the total fair value of options vested was $375.

      The following table summarizes our stock options outstanding at June 25, 2006:


                             Options outstanding                    Options exercisable
                ---------------------------------------------- ------------------------------
                                   Average        Weighted                       Weighted
                                  remaining        average                       average
                                 contractual      exercise                       exercise
     Range          Shares      life (years)        price         Shares          price
--------------- -------------- ---------------- -------------- -------------- ---------------
 $2.50 - 3.90          70,002            3.20           $3.61        70,002            $3.61
  4.15 - 7.50         113,250            3.13            5.72       113,250             5.72
 11.25 - 18.15         71,587            6.23           13.14        61,119            12.90
 18.65 - 34.81         12,074            7.79           26.09         3,736            26.22
                --------------                                 -------------
  2.50 - 34.81        266,913            4.19            8.08       248,107             7.20
                ==============                                 =============


      The plan has 415,024 shares available for grant as of June 25, 2006.

   (b) Restricted Stock

We adopted a stock performance plan in June 2004, under which restricted stock units are granted annually at the discretion of the Board. These units are subject to annual vesting upon achieving performance targets established by the Board of Directors. We record compensation expense for the restricted stock units if vesting, based on the achievement of performance targets, is probable. The restricted stock units may vest one-third annually over a ten-year period as determined by meeting performance targets. However, the second third of the restricted stock units is not subject to vesting until the first one-third has vested and the final one-third is not subject to vesting until the first two-thirds of the award has vested. Restricted stock activity is summarized for the six months ended June 25, 2006:

                                                            Weighted
                                                            average
                                              Number       grant date
                                            of shares      fair value
                                          -------------   -------------
      Outstanding, December 25, 2005            75,964       $32.56

      Granted                                  101,223        33.44
      Vested                                    (6,472)       33.80
      Cancelled                                 (4,452)       32.45
                                          -------------   -------------
      Outstanding, June 25, 2006               166,263        33.02

As of June 25, 2006, the total stock-based compensation expense related to nonvested awards not yet recognized was $4,080, which is expected to be recognized over a weighted average period of 1.2 years. During the six months ended June 25, 2006, the total fair value of shares vested was $219.

   (c) Employee Stock Purchase Plan

We have reserved 300,000 shares of common stock for issuance under the Plan. This plan is available to substantially all employees subject to employment eligibility requirements. The Plan became effective upon the effective date of our initial public offering (IPO). Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the first six months of 2006 and 2005, we issued 10,976 and 10,527, respectively, shares of common stock under the plan. As of June 25, 2006, we have 239,144 available for future issuance.

(6)   Earnings Per Share

      The following is a reconciliation of basic and fully diluted earnings per share for the three-month and six-month periods ended June 26, 2005 and June 25, 2006:



                                                      Three months ended June 26, 2005
                                                  ----------------------------------------
                                                    Earnings        Shares      Per-share
                                                   (numerator)  (denominator)    amount
                                                  ------------ -------------- ------------
Net earnings available to common shareholders           $1,936
                                                  ------------
         Earnings per common share--basic                1,936      8,448,459       $0.23
Effect of dilutive securities
    Stock options                                           --        226,048
                                                  ------------ --------------
         Earnings per common share--diluted             $1,936      8,674,507        0.22
                                                  ============ ==============




                                                      Three months ended June 25, 2006
                                                  ----------------------------------------
                                                    Earnings        Shares      Per-share
                                                   (numerator)  (denominator)    amount
                                                  ------------ -------------- ------------
Net earnings available to common shareholders           $2,432
                                                  ------------
         Earnings per common share--basic                2,432      8,555,589       $0.28
Effect of dilutive securities
    Stock options                                           --        199,306
                                                  ------------ --------------

         Earnings per common share--diluted             $2,432      8,754,895        0.28
                                                  ============ ==============


                                                       Six months ended June 26, 2005
                                                  ----------------------------------------
                                                    Earnings       Shares       Per-share
                                                   (numerator)  (denominator)    amount
                                                  ------------- -------------- -----------
Net earnings available to common shareholders           $4,387
                                                  -------------
         Earnings per common share--basic                4,387      8,407,764       $0.52
Effect of dilutive securities
    Stock options                                           --        263,384
                                                  ------------- --------------
         Earnings per common share--diluted             $4,387      8,671,148        0.51
                                                   ============ ==============



                                                       Six months ended June 25, 2006
                                                  ----------------------------------------
                                                    Earnings        Shares      Per-share
                                                   (numerator)  (denominator)    amount
                                                  ------------- -------------- -----------
Net earnings available to common shareholders           $5,948
                                                  -------------
         Earnings per common share--basic                5,948      8,543,691       $0.70
Effect of dilutive securities
    Stock options                                           --        202,542
                                                  ------------- --------------
         Earnings per common share--diluted             $5,948      8,746,233        0.68
                                                   ============ ==============

132,405 shares and 167,797 shares for the three-month periods ended June 26, 2005 and June 25, 2006, respectively, and 130,255 shares and 167,860 shares for the six-month periods ended June 26, 2005 and June 25, 2006, respectively, have been excluded from the fully diluted calculation because the effect on net earnings per share would not have been dilutive.

(7)   Supplemental Disclosures of Cash Flow Information


                                                                      Six months ended
                                                                    ---------- ----------
                                                                     June 26,   June 25,
                                                                       2005       2006
                                                                    ---------- ----------
Cash paid during the period for:
  Income taxes                                                       $2,658      5,130
Noncash financing and investing transactions:
    Capitalization of preopening rent expense                           139         --
    Adjustment of restricted stock units to fair value                2,466         --
    Adjustment of restricted stock units to fair value on grant date     --      2,568



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

Overview

As of June 25, 2006, we owned and operated 129 and franchised an additional 270 Buffalo Wild Wings (R) Grill & Bar restaurants in 36 states. Of the 399 system-wide restaurants, 80 are located in Ohio. The restaurants have elements of both the quick casual and casual dining styles, both of which are part of a growing industry. The grill and bar segment is generally considered to be the largest and a growing sub-segment of the casual dining industry. Our long-term focus is to grow to a national chain of over 1,000 locations, with 20% annual unit growth in the next several years, continuing the strategy of developing both company-owned and franchised restaurants.

Our growth and success depend on several factors and trends. First, we continue to monitor and react to our cost of goods sold. The cost of goods sold is difficult to predict, as it ranged between 30.7% to 33.8% quarter to quarter in 2005 and 2006, mostly due to the price fluctuation in chicken wings. We are working to counteract the effect of the volatility of chicken wings with the introduction of new menu items, such as our new ribs and Combo platters, effective marketing promotions and menu price increases. We will continue to monitor the cost of fresh chicken wing prices, as it can significantly change our cost of sales and cash flow from company-owned restaurants. We also are exploring purchasing strategies to lessen the severity of cost increases and fluctuations, and are reviewing menu additions and other strategies that may decrease the percentage that fresh chicken wings represent in terms of total restaurant sales.

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

Third, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume, and, therefore, cash flow per location. We remain committed to high quality operations and guest hospitality, as evidenced by the implementation of our new flexible service style in our company and franchised restaurants.

Our revenue is generated by:

      o Sales at our company-owned restaurants. These were 88% of total revenue in the second quarter of 2006. Food and nonalcoholic beverages accounted for 73% of restaurant sales. The remaining 27% of restaurant sales was from alcoholic beverages. The menu item with the highest sales volume is chicken wings at 23% of total restaurant sales.

      o    Royalties and franchise fees received from our franchisees.

We generate cash from the operation of our company-owned restaurants and also from franchise royalties and fees. We highlight the specific costs associated with operating our company-owned restaurants in the statement of earnings under "Restaurant operating costs." Nearly all of our depreciation expense relates to assets used by our company-owned restaurants. Preopening costs are those costs associated with opening new company-owned restaurants and will vary annually based on the number of new locations opened and the amount spent on each opening. Restaurant closures and impairment expense is related to company-owned restaurants and includes the writedown of poor performing locations, the costs associated with closures of locations and normal asset retirements. Certain other expenses, such as general and administrative, relate to both company-owned restaurant and franchising operations.

As a growing company, we review our trend in general and administrative expenses, exclusive of stock-based compensation expense, and are focused on reducing this expense as a percentage of revenue.

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Both of the second quarters of 2005 and 2006 consisted of thirteen weeks. Both of the six-month periods of 2005 and 2006 consisted of twenty-six weeks. We have a 53-week fiscal year in 2006, with the fourth quarter having fourteen weeks.

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


                                                        Three months ended     Six months ended
                                                      ----------------------  ------------------
                                                       June 26,    June 25,   June 26,  June 25,
                                                         2005        2006       2005      2006
                                                      ----------  ----------  --------  --------
Revenue:
    Restaurant sales                                       88.3%       88.4%     88.5%     88.6%
    Franchising royalties and fees                         11.7        11.6      11.5      11.4
                                                      ----------  ----------  --------  --------
              Total revenue                               100.0       100.0     100.0     100.0
                                                      ----------  ----------  --------  --------

Costs and expenses:
    Restaurant operating costs:
         Cost of sales                                     31.2        30.9      32.5      31.2
         Labor                                             30.5        30.1      29.9      29.6
         Operating                                         15.7        16.8      15.4      16.7
         Occupancy                                          8.0         7.8       7.5       7.5
    Depreciation                                            5.9         5.5       5.6       5.3
    General and administrative                             11.7        12.0      11.4      11.5
    Preopening                                              1.2         1.7       0.9       1.2
    Loss on equipment disposal                              0.0         0.1       0.0       0.2
                                                      ----------  ----------  --------  --------
              Total costs and expenses                     94.1        94.8      93.4      93.5
                                                      ----------  ----------  --------  --------
Income from operations                                      5.9         5.2       6.6       6.5
Interest income                                             0.7         0.8       0.6       0.8
                                                      ----------  ----------  --------  --------
Earnings before income taxes                                6.6         6.0       7.2       7.3
Income tax expense                                          2.5         2.1       2.8       2.6
                                                      ----------  ----------  --------  --------
Net earnings                                                4.0         3.9       4.4       4.7
                                                      ==========  ==========  ========  ========


The number of company-owned and franchised restaurants open are as follows:


                                                      As of
                                            --------------------------
                                              June 26,      June 25,
                                                2005          2006
                                            ------------ -------------
Company-owned restaurants                           110           129
Franchised restaurants                              224           270

The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

                                  Three months ended Six months ended
                                  ------------------ -----------------
                                  June 26,  June 25, June 26, June 25,
                                    2005      2006     2005     2006
                                  -------- --------- ------- ---------
Company-owned restaurant sales    $ 42,570   55,036   87,643  112,128
Franchised restaurant sales        111,868  145,001  222,118  289,755

Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

                                  Three months ended  Six months ended
                                 -------------------- -----------------
                                  June 26,  June 25,  June 26, June 25,
                                    2005      2006      2005     2006
                                 --------- ---------- -------- --------
Company-owned same-store sales       2.7%      8.2%     4.4%     8.0%
Franchised same-store sales          1.8       4.7      2.5      5.7


The quarterly average prices paid per pound for fresh chicken wings are as follows:

                                  Three months ended     Six months ended
                                 --------------------- ---------------------
                                  June 26,   June 25,   June 26,   June 25,
                                    2005       2006       2005       2006
                                 ---------- ---------- ---------- ----------
Average price per pound...........  $1.14       1.10       1.29       1.16



Results of Operations for the Three Months Ended June 25, 2006 and June 26, 2005

Restaurant sales increased by $12.5 million, or 29.3%, to $55.0 million in 2006 from $42.6 million in 2005. The increase in restaurant sales was due to a $9.1 million increase associated with the opening of seven new company-owned restaurants in the first six months of 2006 and the 20 company-owned restaurants opened before 2006 that did not meet the criteria for same-store sales and $3.4 million related to an 8.2% increase in same-store sales.

Franchise royalties and fees increased by $1.6 million, or 27.8%, to $7.2 million in 2006 from $5.7 million in 2005. The increase was due primarily to additional royalties collected from the 23 new franchised restaurants that opened in 2006 and the 24 franchised restaurants that opened in the last six months of 2005. Same-store sales for franchised restaurants increased 4.7% in 2006.

Cost of sales increased by $3.7 million, or 28.1%, to $17.0 million in 2006 from $13.3 million in 2005 due primarily to more restaurants in operation in 2006. Cost of sales as a percentage of restaurant sales decreased to 30.9% in 2006 from 31.2% in 2005. The decrease in cost of sales as a percentage of restaurant sales was primarily due to lower fresh chicken wing costs. We are susceptible to wing price fluctuations. For the second quarter of 2006, wing prices averaged $1.10 per pound, which was a 3.5% decrease from 2005. Also, boneless wing sales have increased as a part of our menu mix, providing better margins and a corresponding lower cost of goods percentage than last year.

Labor expenses increased by $3.6 million, or 27.6%, to $16.6 million in 2006 from $13.0 million in 2005 due primarily to more restaurants in operation in 2006. Labor expenses as a percentage of restaurant sales decreased to 30.1% in 2006 from 30.5% in 2005. The decrease in labor expenses as a percentage of restaurant sales was primarily due to lower health insurance and workers' compensation costs partially offset by higher hourly labor.

Operating expenses increased by $2.6 million, or 38.6%, to $9.2 million in 2006 from $6.7 million in 2005 due primarily to more restaurants in operation in 2006. Operating expenses as a percentage of restaurant sales increased to 16.8% in 2006 from 15.7% in 2005. The increase in operating expenses as a percentage of restaurant sales was primarily due to the .5% increase in contributions to the advertising fund, greater local store marketing efforts, increased credit card use by our guests, higher insurance costs, and higher repair and maintenance costs.

Occupancy expenses increased by $874,000, or 25.7%, to $4.3 million in 2006 from $3.4 million in 2005 due primarily to more restaurants in operation in 2005. Occupancy expenses as a percentage of restaurant sales reduced slightly to 7.8% in 2006 from 8.0% in 2005.

Depreciation increased by $601,000, or 21.2%, to $3.4 million in 2006 from $2.8 million in 2005. The increase was primarily due to the additional depreciation on seven new restaurants opened in 2006 and the 12 new restaurants that opened in the last six months of 2005.

General and administrative expenses increased by $1.8 million, or 32.1%, to $7.4 million in 2006 from $5.6 million in 2005 due to higher corporate headcount, accrued incentive, and stock-based compensation. General and administrative expenses as a percentage of total revenue increased to 12.0% in 2006 from 11.7% in 2005. We adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, we recognized $683,000 of stock-based compensation in the second quarter of 2006. In the second quarter of 2005, we recognized $330,000 of stock-based compensation under APB 25 and other related pronouncements. Exclusive of stock-based compensation, we reduced our general and administrative expenses as a percentage of total revenue from 11.0% to 10.9% with better leverage of our overhead expenses.

Preopening costs increased by $434,000, to $1 million in 2006 from $600,000 in 2005. We opened five new company-owned restaurants in the second quarter of 2006, incurred no costs for openings before the second quarter of 2006, and incurred $353,000 for restaurants that will open in the third quarter of 2006 or later. In the second quarter 2005, we opened four new company-owned restaurants, incurred costs of $50,000 for restaurants that opened before the second quarter of 2005, and incurred costs of $157,000 for restaurants that opened in the third quarter of 2005 or later.

Loss on equipment disposal increased by $40,000 to $44,000 in 2006 from $4,000 in 2005. The amount expensed in 2005 and 2006 represents miscellaneous asset impairments and retirements.

Interest income increased by $163,000 to $500,000 in 2006 from $337,000 in 2005. The increase was primarily due to higher interest rates. Cash and marketable securities balances at the end of the quarter were $55.7 million in 2006 compared to $51.0 million for the second quarter of 2005.

Provision for income taxes increased $55,000 to $1.3 million in 2006 from $1.2 million in 2005. The effective tax rate as a percentage of income before taxes decreased to 34.5% in 2006 from 38.8% in 2005. This brings our overall rate for the year to 35.4%. Our effective tax rate reflects the full federal and state statutory rates on taxable income. For 2006, we believe our effective tax rate will be between 35% and 36%.

Results of Operations for the Six Months Ended June 25, 2006 and June 26, 2005

Restaurant sales increased by $24.5 million, or 27.9%, to $112.1 million in 2006 from $87.6 million in 2005. The increase in restaurant sales was due to a $17.8 million increase associated with the opening of seven new company-owned restaurants in the first six months of 2006 and the 28 company-owned restaurants opened before 2006 that did not meet the criteria for same-store sales and $6.7 million related to an 8.0% increase in same-store sales.

Franchise royalties and fees increased by $3.0 million, or 26.6%, to $14.4 million in 2006 from $11.4 million in 2005. The increase was due primarily to additional royalties collected from the 23 new franchised restaurants that opened in 2006 and the 24 franchised restaurants that opened in the last six months of 2005. Same-store sales for franchised restaurants increased 5.7% in 2006.

Cost of sales increased by $6.5 million, or 22.8%, to $35.0 million in 2006 from $28.5 million in 2005 due primarily to more restaurants in operation in 2006. Cost of sales as a percentage of restaurant sales decreased to 31.2% in 2006 from 32.5% in 2005. The decrease in cost of sales as a percentage of restaurant sales was primarily due to lower fresh chicken wing costs and increased sales of better margined boneless wings.

Labor expenses increased by $7.0 million, or 26.6%, to $33.2 million in 2006 from $26.2 million in 2005 due primarily to more restaurants in operation in 2006. Labor expenses as a percentage of restaurant sales decreased to 29.6% in 2006 from 29.9% in 2005. The decrease in labor expenses as a percentage of restaurant sales was primarily due to lower health insurance and workers' compensation costs partially offset by higher hourly labor.

Operating expenses increased by $5.2 million, or 38.1%, to $18.7 million in 2006 from $13.5 million in 2005 due primarily to more restaurants in operation in 2006. Operating expenses as a percentage of restaurant sales increased to 16.7% in 2006 from 15.4% in 2005. The increase in operating expenses as a percentage of restaurant sales was primarily due to the .5% increase in contributions to the advertising fund, increased credit card use by our guests, higher insurance costs, and higher repair and maintenance costs.

Occupancy expenses increased by $1.8 million, or 27.6%, to $8.4 million in 2006 from $6.6 million in 2005 due primarily to more restaurants in operation in 2006. Occupancy expenses as a percentage of restaurant sales remained consistent at 7.5% in 2006 and 2005.

Depreciation increased by $1.3 million, or 22.8%, to $6.8 million in 2006 from $5.5 million in 2005. The increase was primarily due to the additional depreciation on seven new restaurants opened in 2006 and the 12 new restaurants that opened in the last six months of 2005.

General and administrative expenses increased by $3.3 million, or 28.9%, to $14.5 million in 2006 from $11.3 million in 2005 due to higher corporate headcount, accrued incentive and stock-based compensation. General and administrative expenses as a percentage of total revenue increased to 11.5% in 2006 from 11.4% in 2005. This increase was primarily due to an increase in stock-based compensation of $685,000 to $1.5 million from $854,000 in the prior year. We adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, we recognized $1.5 million of stock-based compensation in the first six months of 2006. In the first six months of 2005, we recognized $854,000 of stock-based compensation under APB 25 and other related pronouncements. Exclusive of stock-based compensation, we reduced our general and administrative expenses as a percentage of sales from 10.5% to 10.3% with better leverage of our overhead expenses.

Preopening costs increased by $608,000, to $1.5 million in 2006 from $913,000 in 2005. We opened seven new company-owned restaurants in the first half of 2006, incurred costs of $295,000 for openings in 2005, and incurred $388,000 for restaurants that will open in the third quarter of 2006 or later. In the first half of 2005, we opened seven new company-owned restaurants, incurred costs of $50,000 for restaurants that opened in 2004, and incurred costs of $157,000 for restaurants that opened in the third quarter of 2005 or later.

Restaurant closures and asset impairment increased by $232,000 to $254,000 in 2006 from $22,000 in 2005. The expense in 2005 and 2006 represented miscellaneous asset impairments and retirements.

Interest income increased by $361,000 to $970,000 in 2006 from $609,000 in 2005. The increase was primarily due to higher interest rates. Cash and marketable securities balances at the end of the quarter were $55.7 million in 2006 compared to $51.0 million for the second quarter of 2005.

Provision for income taxes increased $512,000 to $3.3 million in 2006 from $2.7 million in 2005. The effective tax rate as a percentage of income before taxes decreased to 35.4% in 2006 from 38.5% in 2005. Our effective tax rate reflects the full federal and state statutory rates on taxable income. For 2006, we believe our effective tax rate will be between 35% and 36%.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for new restaurant construction, remodeling and maintaining our existing company-owned restaurants, working capital and other general business needs. Our main sources of liquidity and capital are cash flows from operations and proceeds from the issuance of common stock through an initial public offering in November 2003. The cash and marketable securities balance at June 25, 2006 was $55.7 million. We invest our cash balances in short-term investment instruments with the focus on protection of principal, adequate liquidity and maximization of after-tax returns. These investments can include, but are not limited to, high quality money market funds, commercial paper, US government-backed instruments, repurchase agreements, municipal securities, and asset-backed securities.

For the six months ended June 25, 2006, net cash provided by operating activities was $15.6 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, a decrease in prepaid expenses, and an increase in accounts payable partially offset by an increase in accounts receivable. The decrease in prepaid expenses is due to the timing of insurance payments. The increase in accounts payable is due to the timing of payments and increased level of construction activity. The increase in accounts receivable was due to higher credit card and vendor related receivables.

For the six months ended June 26, 2005, net cash provided by operating activities was $9.9 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, a decrease in prepaid expenses, partially offset by an increase in accounts receivable and a decrease in accrued expenses. The decrease in prepaid expenses was due primarily to the timing of insurance payments. The increase in accounts receivable was due to higher credit card receivables. The decrease in accrued expenses was primarily due to the redemption of gift cards and the payout of incentive compensation in March.

For the six months ended June 25, 2006 and June 26, 2005, net cash used in investing activities was $13.0 million and $18.3 million, respectively. Investing activities consisted of purchases of property and equipment related to the opening of new company-owned restaurants and restaurants under construction, purchases of marketable securities, and sales or maturities of those securities. During the first six months of 2006 and 2005, we opened seven restaurants during both periods. We expect capital expenditures for the entire year of 2006 to approximate $23 to 24 million for the addition of about 18-19 new company-owned restaurants and the renovation and maintenance of existing restaurants. For the first six months of 2006, we purchased $54.8 million of marketable securities and received proceeds of $54.1 million as these investments matured or were sold. For the first six months of 2005, we purchased $47.1 million of marketable securities and received proceeds of $37.1 million as these investments matured or were sold.

For the six months ended June 25, 2006 and June 26, 2005, net cash provided by (used in) financing activities was ($16,000) and $391,000, respectively. Net cash provided by financing activities for 2006 resulted from the issuance of common stock from the exercise of stock options and the employee stock purchase plan of $490,000. No additional funding from the issuance of common stock (other than from the exercise of options and employee stock purchases) is anticipated for the remainder of 2006. Net cash provided by financing activities for 2005 consisted of the issuance of common stock from the exercise of stock options and employee stock purchase plan of $717,000.

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

The following table presents a summary of our contractual operating lease obligations and commitments as of June 25, 2006 (amounts in thousands):


                                                                            Payments Due By Period
                                                                   -----------------------------------------
                                                                    Less than                       After 5
                                                           Total    One year  1-3 years 3-5 years    years
                                                          -------- ---------- --------- --------- ----------
Operating lease obligations............................. $120,628     14,362    27,104    23,411     55,751
Lease commitments for restaurants under development.....   12,181        900     2,161     2,201      6,919
                                                          -------- ---------- --------- --------- ----------
    Total............................................... $132,809     15,262    29,265    25,612     62,670
                                                          ======== ========== ========= ========= ==========


We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations, building commitments, and to meet our obligations for the foreseeable future.

                     Risk Factors/Forward-Looking Statements

The foregoing discussion and other statements in this report contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. Our forward-looking statements generally relate to our long-term goal of over 1,000 locations, expected annual unit growth of 20%, efforts to manage cost of sales particularly related to chicken wing costs, plans for entry into new markets, expansion and improving existing markets, focus on reducing general and administrative expenses, estimated tax rates for 2006, and cash requirements. Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the following risk factors (each of which is discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 25, 2005):

o    Fluctuations in chicken wing prices could reduce our operating income.

o If we are unable to successfully open new restaurants, our revenue growth rate and profits may be reduced.

o We must identify and obtain a sufficient number of suitable new restaurant sites for us to sustain our revenue growth rate.

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

o    We could face liability from our franchisees.

o Changes in consumer preferences or discretionary consumer spending could harm our performance.

o    Implementation of local smoking bans could harm our business.

Investors are cautioned that all forward-looking statements involve risk and uncertainties.

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

A material increase in fresh chicken wing costs may adversely affect our operating results. Fresh chicken wing prices during the second quarter of 2006 averaged 3.5% lower than the average per pound price in the second quarter of 2005. If there is a significant rise in the price of fresh chicken wings, or we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for these changes, our operating results could be adversely affected. Fresh chicken wings accounted for approximately 26.5% and 22.5% of our cost of sales in the second quarter of 2005 and 2006, respectively, with an average price per pound of $1.14 and $1.10, respectively. Fresh chicken wings accounted for approximately 29.0% and 23.2% of our cost of sales in the six-month periods ended 2005 and 2006, respectively, with an average price per pound of $1.29 and $1.16 respectively. If we had experienced a 10% increase in fresh chicken wing costs during the second quarter and six months ended June 25, 2006, restaurant cost of sales would have increased by approximately $383,000 and $814,000, respectively.

Inflation

The primary inflationary factors affecting our operations are food, labor, and restaurant operating costs. Substantial increases in these costs could impact operating results to the extent that such increases cannot be passed along through higher menu prices. A large number of our restaurant personnel are paid at rates based on the applicable federal and state minimum wages, and increases in the minimum wage rates could directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. During the past year, we have been affected by higher energy costs. Except as described in the paragraph above, we believe inflation has not had a material impact on our results of operations in recent years.

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

                           PART II - OTHER INFORMATION

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Shareholders meeting held on May 11, 2006, we submitted to a vote of our shareholders the following matters, which received the indicated votes:

1. Approving setting the number of members of the Board of Directors at eight
(8):

For:  8,117,262    Against:  52,619    Abstain:  4,169      Broker Non-Vote:  0

2.    Election of Directors:



                                                       For:        Withheld:
                                                --------------- ---------------
Sally J. Smith..................................     8,123,686         50,364
Kenneth H. Dahlberg.............................     8,121,111         52,939
Dale M. Applequist..............................     8,034,016        140,034
Robert W. MacDonald.............................     8,148,447         25,603
Warren E. Mack..................................     7,858,396        315,654
J. Oliver Maggard...............................     8,029,774        144,276
Michael P. Johnson..............................     8,027,754        146,296
James Damian....................................     8,111,476         62,574

 3. Approve increasing the number of shares from 1,100,000 to 1,450,000 under 2003 Equity incentive plan:


For: 3,995,559   Against: 2,023,490  Abstain: 6,598   Broker Non-Vote: 2,148,403

4.    Ratify KPMG LLC as our independent registered public accounting firm:


For:  8,129,479  Against:  41,350    Abstain:  3,221  Broker Non-Vote:  0


ITEM 6. EXHIBITS

            See Exhibit Index following signature page of this Report.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 2, 2006        BUFFALO WILD WINGS, INC.


                            By: /s/ Sally J. Smith
                               -------------------------------------------------
                               Sally J. Smith, President and Chief
                               Executive Officer (principal executive officer)

                            By: /s/ Mary J. Twinem
                               -------------------------------------------------
                               Mary J. Twinem, Executive Vice President, Chief Financial Officer and Treasurer
                               (principal financial and accounting officer)

                                  EXHIBIT INDEX

                            BUFFALO WILD WINGS, INC.
                    FORM 10-Q FOR QUARTER ENDED JUNE 25, 2006



Exhibit
Number   Description
-------  -----------------------------------------------------------------------
  31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

  31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

  32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

  32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act