Form 10-Q
period 2006-09-24
BUFFALO WILD WINGS INC
filed 2006-11-02
CIK 1062449

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  -------------

                                    FORM 10-Q

                                  -------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal quarter ended September 24, 2006

                          Commission File No. 000-24743

                                  -------------

                            BUFFALO WILD WINGS, INC.
             (Exact name of registrant as specified in its charter)

                                  -------------


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

                                  -------------

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

     The number of shares outstanding of the registrant's common stock as of October 24, 2006: 8,613,887 shares.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                           Page
                                                                          ------

PART I


Item 1.    Financial Statements                                                3
Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                              12
Item 3.    Quantitative and Qualitative Disclosures About Market Risk         19
Item 4.    Controls and Procedures                                            19
Item 5.    Other Information                                                  19

PART II

Item 1.    Legal Proceedings                                                  20
Item 6.    Exhibits                                                           20
Signatures                                                                    21
Exhibit Index                                                                 22

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS



                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                (Dollar amounts in thousands, except share data)
                                   (unaudited)


                                                               December 25,  September 24,
                                                                   2005          2006
                                                               ------------- -------------

                            Assets
Current assets:
    Cash and cash equivalents                                     $  3,986       3,457
    Marketable securities                                           48,418      53,133
    Accounts receivable--franchisees, net of allowance of $25
     and $65                                                           731         871
    Accounts receivable--other                                       3,700       5,187
    Inventory                                                        1,502       1,644
    Prepaid expenses                                                 1,972       1,736
    Deferred income taxes                                              770       1,871
                                                               ------------- -------------
         Total current assets                                       61,079      67,899

Property and equipment, net                                         68,693      77,624
Restricted cash                                                      2,115       4,328
Other assets                                                           867         892
Goodwill                                                               369         369
                                                               ------------- -------------
         Total assets                                             $133,123     151,112
                                                               ============= =============

             Liabilities and Stockholders' Equity
Current liabilities:
    Unearned franchise fees                                       $  2,194       2,348
    Accounts payable                                                 6,628       8,953
    Accrued income tax payable                                         102         351
    Accrued compensation and benefits                                6,775       8,061
    Accrued expenses                                                 3,900       4,114
    Current portion of deferred lease credits                          604         722
                                                               ------------- -------------
         Total current liabilities                                  20,203      24,549

Long-term liabilities:
    Marketing fund payables                                          2,115       4,328
    Deferred income taxes                                            4,755       3,471
    Deferred lease credits, net of current portion                   9,202       9,439
                                                               ------------- -------------
         Total liabilities                                          36,275      41,787
                                                               ------------- -------------

Commitments and contingencies
Stockholders' equity:
    Undesignated stock, 5,600,000 shares authorized                     --          --
    Common stock, no par value. Authorized 15,600,000 shares;
     issued and outstanding 8,616,222 and 8,776,187,
     respectively                                                   74,503      74,938
    Deferred compensation                                           (2,568)         --
    Retained earnings                                               24,913      34,387
                                                               ------------- -------------
         Total stockholders' equity                                 96,848     109,325
                                                               ------------- -------------
         Total liabilities and stockholders' equity               $133,123     151,112
                                                               ============= =============

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

          (Dollar amounts in thousands except share and per share data)
                                   (unaudited)


                                                               Three months ended           Nine months ended
                                                          ---------------------------- ---------------------------
                                                          September 25,  September 24, September 25, September 24,
                                                               2005          2006          2005          2006
                                                          -------------- ------------- ------------- -------------
Revenue:
    Restaurant sales                                         $   45,892        60,800       133,535       172,928
    Franchise royalties and fees                                  5,840         7,548        17,213        21,941
                                                          -------------- ------------- ------------- -------------
                  Total revenue                                  51,732        68,348       150,748       194,869
                                                          -------------- ------------- ------------- -------------
Costs and expenses:
    Restaurant operating costs:
         Cost of sales                                           14,096        18,557        42,618        53,590
         Labor                                                   13,743        18,265        39,936        51,422
         Operating                                                7,529        10,291        21,052        28,970
         Occupancy                                                3,616         4,450        10,167        12,808
    Depreciation                                                  2,998         3,649         8,505        10,412
    General and administrative (1)                                5,383         7,600        16,643        22,119
    Preopening                                                      818           755         1,731         2,276
    Loss on equipment disposal and impairment                       849           102           871           356
                                                          -------------- ------------- ------------- -------------
              Total costs and expenses                           49,032        63,669       141,523       181,953
                                                          -------------- ------------- ------------- -------------
Income from operations                                            2,700         4,679         9,225        12,916
Interest income                                                     349           556           958         1,526
                                                          -------------- ------------- ------------- -------------
Earnings before income taxes                                      3,049         5,235        10,183        14,442
Income tax expense                                                1,174         1,709         3,921         4,968
                                                          -------------- ------------- ------------- -------------
Net earnings                                                 $    1,875         3,526         6,262         9,474
                                                          ============== ============= ============= =============
Earnings per common share - basic                            $     0.22          0.41          0.74          1.11
Earnings per common share - diluted                                0.22          0.40          0.72          1.08
Weighted average shares outstanding - basic                   8,472,529     8,597,918     8,429,352     8,561,767
Weighted average shares outstanding - diluted                 8,678,108     8,762,079     8,673,544     8,751,838

   -----------------------------------------
   (1) Contains stock-based compensation of $193, $669, $1,047, and $2,208, respectively


                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (Dollar amounts in thousands)
                                   (unaudited)



                                                                      Nine months ended
                                                                 ---------------------------
                                                                 September 25, September 24,
                                                                     2005          2006
                                                                 ------------- -------------
Cash flows from operating activities:
    Net earnings                                                 $      6,262         9,474
    Adjustments to reconcile net earnings to cash provided by
     operations:
         Depreciation                                                   8,505        10,412
         Amortization                                                     (62)          (88)
         Loss on equipment disposal and impairment                        871           356
         Deferred lease credits                                           554           185
         Deferred income taxes                                         (1,749)       (2,385)
         Stock-based compensation                                       1,047         2,208
         Excess tax benefit from the exercise of stock options             --          (185)
         Change in operating assets and liabilities:
              Purchase of marketable securities                            --        (1,144)
              Accounts receivable                                      (1,158)       (1,457)
              Inventory                                                   (77)         (142)
              Prepaid expenses                                           (285)          236
              Other assets                                                 36           (25)
              Unearned franchise fees                                    (305)          154
              Accounts payable                                            144          (404)
              Income taxes                                              2,746           434
              Accrued expenses                                           (626)        2,078
                                                                 ------------- -------------
                  Net cash provided by operating activities            15,903        19,707
                                                                 ------------- -------------
Cash flows from investing activities:
    Acquisition of property and equipment                             (15,180)      (16,970)
    Purchase of marketable securities                                 (65,590)      (76,752)
    Proceeds of marketable securities                                  55,847        73,269
                                                                 ------------- -------------
                  Net cash used in investing activities               (24,923)      (20,453)
                                                                 ------------- -------------
Cash flows from financing activities:
    Issuance of common stock                                              763           719
    Tax payments for restricted stock                                    (326)         (687)
    Excess tax benefit from the exercise of stock options                  --           185
                                                                 ------------- -------------
                  Net cash provided by financing activities               437           217
                                                                 ------------- -------------
                  Net decrease in cash and cash equivalents            (8,583)         (529)
Cash and cash equivalents at beginning of period                       12,557         3,986
                                                                 ------------- -------------
Cash and cash equivalents at end of period                       $      3,974         3,457
                                                                 ============= =============


                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 25, 2005 AND SEPTEMBER 24, 2006
          (Dollar amounts in thousands except share and per share data)

(1)   Basis of Financial Statement Presentation
      The consolidated financial statements as of December 25, 2005 and September 24, 2006, and for the three-month and nine-month periods ended September 25, 2005 and September 24, 2006, have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the three-month and nine-month periods ended September 25, 2005 and September 24, 2006, is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

      References in the remainder of this document to "Buffalo Wild Wings," "company," "we," "us" and "our" refer to the business of Buffalo Wild Wings, Inc. and our subsidiaries.

      The financial information as of December 25, 2005 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 25, 2005 included in item 8 in the Fiscal 2005 Annual Report on Form 10-K, and should be read in conjunction with such financial statements.

      The results of operations for the three-month and nine-month periods ended September 24, 2006, are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 31, 2006. Fiscal 2006 is a 53-week year, with the fourth quarter having fourteen weeks.

(2)   Summary of Significant Accounting Policies
      (a) Inventories

            Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

            We purchase our products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by our restaurants and our franchised restaurants is fresh chicken wings. Fresh chicken wings are purchased by us based on current market conditions and are subject to fluctuation. Material increases in fresh chicken wing costs may adversely affect our operating results. For the three-month periods ended September 25, 2005 and September 24, 2006, fresh chicken wings were 24.4% and 23.1%, respectively, of restaurant cost of sales. For the nine-month periods ended September 25, 2005 and September 24, 2006, fresh chicken wings were 27.5% and 23.2%, respectively, of restaurant cost of sales.

      (b) Stock-Based Compensation

            We maintain a stock equity incentive plan under which we may grant non-qualified stock options, incentive stock options, and restricted stock units to employees, non-employee directors and consultants. We also have an employee stock purchase plan ("ESPP").

            Prior to the December 26, 2005 adoption of the Financial Accounting Standards Board ("FASB") Statement No. 123R, "Shared-Based Payment" ("SFAS 123R"), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under our stock purchase plan were within statutory limits, no compensation expense was recognized by us for stock-based compensation related to stock options or ESPP shares. Restricted stock units vesting upon the achievement of certain performance targets were expensed under the requirements of APB 25. Stock-based compensation recognized for restricted stock in the three-month and nine-month periods ended September 25, 2005 were $193 and $1,047, respectively. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

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

            Total stock-based compensation expense recognized in the consolidated statement of earnings for the three months ended September 24, 2006 was $669 before income taxes and consisted of restricted stock, stock options, and ESPP expense of $618, $18 and $33, respectively. Stock-based compensation recognized for the nine months ended September 24, 2006 was $2,208 before income taxes and consisted of restricted stock, stock options and ESPP expense of $2,045, $63, and $100, respectively. The related total tax benefit was $218 and $760 for the three months and nine months ended September 24, 2006, respectively. All stock-based compensation is recognized as general and administrative expense.

            Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force ("EITF") Issue No 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option." SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows, rather than operating cash inflows, on a prospective basis. This amount is shown as "Excess tax benefit from exercise of stock options" on the 2006 consolidated statement of cash flows.

            The following table shows the effect on net earnings and earnings per share for the 2005 periods had compensation cost been recognized based upon the estimated fair value on the grant date of stock options and ESPP, in accordance with SFAS 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure." The impact of calculating compensation cost for stock options under SFAS No. 123 is reflected over the options' vesting period, typically four years.


                                                                  Three months  Nine months
                                                                      ended        ended
                                                                  September 25, September 25,
                                                                      2005          2005
                                                                  ------------- -----------
Net earnings, as reported                                               $1,875       6,262
    Add:
         Total stock-based employee compensation expense included
          in reported earnings, net of related tax effects                 119         644
    Deduct:
         Total stock-based employee compensation expense
          determined under fair value-based method for stock
          option, restricted stock, and ESPP, net of related tax
          effects                                                         (166)       (799)
                                                                  ------------- -----------

              Pro forma net earnings                                    $1,828       6,107
                                                                  ============= ===========

Net earnings per common share:
    As reported (basic)                                                 $ 0.22        0.74
    Pro forma (basic)                                                     0.22        0.72
    As reported (diluted)                                                 0.22        0.72
    Pro forma (diluted)                                                   0.21        0.70

     Pro forma disclosures for the three-month and nine-month periods ended
     September 24, 2006 are not presented because the amounts are recognized in the consolidated financial statements.


            The fair value for stock awards was estimated at the date of grant using the Black-Scholes-Merton ("BSM") option valuation model. No stock options or ESPP shares were granted during the three months ended September 25, 2005 and September 24, 2006. The fair value for stock awards was estimated at the date of grant using the BSM option valuation model with the following weighted average assumptions for the nine months ended September 25, 2005 and September 24, 2006:


                                                Stock options                                  ESPP
                                    ---------------------------------------    --------------------------------------
                                      September 25,        September 24,        September 25,        September 24,
                                          2005                 2006*                 2005                 2006
                                    ------------------    -----------------    -----------------    -----------------
Expected term (in years)                  5.0                   N/A                   0.5                 0.5
Expected stock price volatility          40.1%                  N/A             38.0% - 41.8%        39.2% - 40.9%
Risk-free interest rate                   3.5%                  N/A              3.1% - 3.4%          4.3% - 5.0%
Expected dividend yield                   0.0%                  N/A                   0.0%                 0.0%

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

      (c)   New Accounting Pronouncements

            In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements" which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement on our consolidated financial statements.

            In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109," ("FIN 48"). FIN 48 clarifies the accounting for uncertainties in income taxes recognized in a company's financial statements in accordance with Statement 109 and prescribes a recognition threshold and measurement attributable for financial disclosure of tax positions taken or expected to be taken on a tax return. Additionally, Interpretation 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the potential impact of this statement on our consolidated financial statements.

            In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 108, "Considering the Effects on Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," ("SAB 108"). SAB 108 requires registrants to quantify errors using both the income statement method (i.e. iron curtain method) and the rollover method and requires adjustment if either method indicates a material error. If a correction in current year relating to prior year errors is material to current year, then the prior year financial information needs to be corrected. A correction to the prior year results that are not material to those years, would not require a "restatement process" where prior financials would be amended. SAB 108 is effective for fiscal years ending after November 15, 2006. We do not anticipate that this bulletin will have a material effect on our financial position, results of operations or cash flows.

(3)   Marketable Securities
      Marketable securities were comprised as follows:


                                                      As of
                                            --------------------------
                                            December 25, September 24,
                                                2005         2006
                                            ------------ -------------
Held-to-maturity:
    Municipal securities                        $14,887        20,808

Available-for-sale:
    Municipal securities                         33,531        31,181

Trading:
    Mutual funds                                     --         1,144
                                            ------------ -------------
Total                                           $48,418        53,133
                                            ============ =============


      All held-to-maturity debt securities are due within one year and had aggregate fair values of $14,862 and $20,811 as of December 25, 2005 and September 24, 2006, respectively. Trading securities represents investments held for future needs of a non-qualified deferred compensation plan.

(4)   Property and Equipment
      Property and equipment consists of the following:


                                                      As of
                                            --------------------------
                                            December 25, September 24,
                                                2005         2006
                                            ------------ -------------
Construction in-process                        $    956         4,674
Leasehold improvements                           64,535        73,130
Furniture, fixtures, and equipment               45,279        51,255
                                            ------------ -------------
                                                110,770       129,059
Less accumulated depreciation and
 amortization                                   (42,077)      (51,435)
                                            ------------ -------------

                                               $ 68,693        77,624
                                            ============ =============

 (5)  Stockholders' Equity

      (a) Stock Options

We have 1.5 million shares of common stock reserved for issuance under a stock-based compensation plan for employees, officers, and directors. The option price for shares issued under this plan is to be not less than the fair market value on the date of grant with respect to incentive stock options, or 85% of fair market value for nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of ten years. Nonqualified stock options issued pursuant to the plan have varying vesting periods from immediately to four years and have a contractual life of ten years. We issue new shares of common stock upon exercise of stock options. Option activity is summarized for the nine months ended September 24, 2006:


                                                                Average
                                                  Weighted      remaining
                                    Number         average     contractual   Aggregate Intrinsic
                                  of shares    exercise price  life (years)         Value
                                -------------- --------------- ------------  -----------------
Outstanding, December 25, 2005        302,296          $ 8.08

Granted                                    --              --
Exercised                             (73,318)           6.56
Cancelled                              (4,653)          12.75
                                -------------- --------------- ------------  -----------------
Outstanding, September 24, 2006       224,325          $ 8.48          4.2       $     6,554
Exercisable, September 24, 2006       209,582            7.63          4.0             6,302



The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $37.70 as of September 24, 2006, which would have been received by the optionees had all options been exercised on that date. As of September 24, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $83, which is expected to be recognized over a weighted average period of approximately nine months. During the nine months ended September 24, 2006, the total intrinsic value of stock options exercised was $2,156. During the nine months ended September 24, 2006, the total fair value of options vested was $369.

      The following table summarizes our stock options outstanding at September 24, 2006:


                               Options outstanding                     Options exercisable
                 ----------------------------------------------- -------------------------------
                                    Average         Weighted                        Weighted
                                   remaining        average                         average
                                  contractual       exercise                        exercise
     Range           Shares      life (years)        price           Shares          price
---------------- -------------- --------------- ------------------------------- ----------------
 $  3.35 - 4.15         94,082             2.4     $       3.87         94,082      $      3.87
   5.00 - 11.25         94,352             4.9             8.95         92,902             8.91
  12.75 - 28.25         34,541             6.8            18.76         22,295            17.79
  34.81 - 34.81          1,350             8.3            34.81            303            34.81
                 --------------                                  --------------
   3.35 - 34.81        224,325             4.2             8.48        209,582             7.63
                 ==============                                  ==============

      The plan has 421,722 shares available for grant as of September 24, 2006.


   (b) Restricted Stock

We adopted a stock performance plan in June 2004, under which restricted stock units are granted annually at the discretion of the Board. These units are subject to annual vesting upon achieving performance targets established by the Board of Directors. We record compensation expense for the restricted stock units if vesting, based on the achievement of performance targets, is probable. The restricted stock units may vest one-third annually over a ten-year period as determined by meeting performance targets. However, the second third of the restricted stock units is not subject to vesting until the first one-third has vested and the final one-third is not subject to vesting until the first two-thirds of the award has vested. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock activity is summarized for the nine months ended September 24, 2006:

                                                         Weighted
                                                         average
                                            Number      grant date
                                           of shares    fair value
                                         ------------- ------------
     Outstanding, December 25, 2005            75,964       $32.56

     Granted                                  102,994        32.75
     Vested                                    (6,472)       33.80
     Cancelled                                 (9,977)       34.03
                                         ------------- ------------
     Outstanding, September 24, 2006          162,509        32.54



As of September 24, 2006, the total stock-based compensation expense related to nonvested awards not yet recognized was $2,246, which is expected to be recognized over a weighted average period of 1.0 years. During the nine months ended September 24, 2006, the total fair value of shares vested was $219.

   (c) Employee Stock Purchase Plan

We have reserved 300,000 shares of common stock for issuance under the Plan. This plan is available to substantially all employees subject to employment eligibility requirements. The Plan became effective upon the effective date of our initial public offering (IPO). Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the first nine months of 2006 and 2005, we issued 10,976 and 10,527, respectively, shares of common stock under the plan. As of September 24, 2006, we have 239,144 available for future issuance.

(6)   Earnings Per Share

      The following is a reconciliation of basic and fully diluted earnings per share for the three-month and nine-month periods ended September 25, 2005 and September 24, 2006:


                                                   Three months ended September 25, 2005
                                                  ----------------------------------------
                                                    Earnings        Shares      Per-share
                                                   (numerator)  (denominator)    amount
                                                  ------------- -------------- -----------
Net earnings available to common shareholders           $1,875
                                                  -------------
         Earnings per common share--basic                1,875      8,472,529       $0.22
Effect of dilutive securities
    Stock options                                           --        205,579
                                                  ------------- --------------
         Earnings per common share--diluted             $1,875      8,678,108        0.22
                                                  ============= ==============

                                                   Three months ended September 24, 2006
                                                  ----------------------------------------
                                                    Earnings        Shares      Per-share
                                                   (numerator)  (denominator)    amount
                                                  ------------- -------------- -----------
Net earnings available to common shareholders           $3,526
                                                  -------------
         Earnings per common share--basic                3,526      8,597,918       $0.41
Effect of dilutive securities
    Stock options                                           --        164,161
                                                  ------------- --------------
         Earnings per common share--diluted             $3,526      8,762,079        0.40
                                                  ============= ==============


                                                    Nine months ended September 25, 2005
                                                  ----------------------------------------
                                                    Earnings        Shares      Per-share
                                                   (numerator)  (denominator)    amount
                                                  ------------- -------------- -----------
Net earnings available to common shareholders           $6,262
                                                  -------------
         Earnings per common share--basic                6,262      8,429,352       $0.74
Effect of dilutive securities
    Stock options                                           --        244,192
                                                  ------------- --------------
         Earnings per common share--diluted             $6,262      8,673,544        0.72
                                                  ============= ==============


                                                    Nine months ended September 24, 2006
                                                  ----------------------------------------
                                                    Earnings        Shares      Per-share
                                                   (numerator)  (denominator)    amount
                                                  ------------- -------------- -----------
Net earnings available to common shareholders           $9,474
                                                  -------------
         Earnings per common share--basic                9,474      8,561,767       $1.11
Effect of dilutive securities
    Stock options                                           --        190,071
                                                  ------------- --------------
         Earnings per common share--diluted             $9,474      8,751,838        1.08
                                                  ============= ==============


129,495 shares and 164,221 shares for the three-month periods ended September 25, 2005 and September 24, 2006, respectively, and 129,528 shares and 164,045 shares for the nine-month periods ended September 25, 2005 and September 24, 2006, respectively, have been excluded from the fully diluted calculation because the effect on net earnings per share would not have been dilutive.

(7) Supplemental Disclosures of Cash Flow Information


                                                                        Nine months ended
                                                                    ---------------------------
                                                                    September 25, September 24,
                                                                        2005          2006
                                                                    ------------- -------------
Cash paid during the period for:
    Income taxes                                                       $   2,924         7,148
Noncash financing and investing transactions:
         Capitalization of preopening rent expense                           352            --
         Adjustment of restricted stock units to fair value                1,714            --
         Adjustment of restricted stock units to fair value on
          grant date                                                          --         2,568
         Property and equipment not yet paid for                            (101)        2,729


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

Overview

As of September 24, 2006, we owned and operated 134 and franchised an additional 278 Buffalo Wild Wings (R) Grill & Bar restaurants in 37 states. Of the 412 system-wide restaurants, 83 are located in Ohio. The restaurants have elements of both the quick casual and casual dining styles, both of which are part of a growing industry. The grill and bar segment is generally considered to be the largest and a growing sub-segment of the casual dining industry. Our long-term focus is to grow to a national chain of over 1,000 locations, with over 15% unit growth in each of the next three years, continuing the strategy of developing both company-owned and franchised restaurants.

Our growth and success depend on several factors and trends. First, we continue to monitor and react to our cost of goods sold. The cost of goods sold is difficult to predict, as it ranged between 30.5% to 33.8% quarter to quarter in 2005 and 2006, mostly due to the price fluctuation in fresh chicken wings. We are working to counteract the effect of the volatility of wings with the introduction of new menu items, such as our new ribs and combo platters, effective marketing promotions and menu price increases. We will continue to monitor the cost of fresh chicken wing prices, as it can significantly change our cost of sales and cash flow from company-owned restaurants. We also are exploring purchasing strategies to lessen the severity of cost increases and fluctuations, and are reviewing menu additions and other strategies that may decrease the percentage that fresh chicken wings represent in terms of total restaurant sales.

A second factor is our success in new markets. There are inherent risks in opening new restaurants, especially in new markets, for various reasons, including the lack of experience, logistical support, and brand awareness in a new market. These factors may result in lower than anticipated sales and cash flow for new restaurants in new markets. In 2006, we are developing company-owned restaurants primarily in markets where we currently have either company-owned or franchised restaurants. We believe this development focus, together with our implementation of revised new restaurant opening procedures, will help mitigate the overall risk associated with opening restaurants.

Third, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume, and, therefore, cash flow per location.

Our revenue is generated by:

      o Sales at our company-owned restaurants. These were 89% of total revenue in the third quarter of 2006. Food and nonalcoholic beverages accounted for 73% of restaurant sales. The remaining 27% of restaurant sales was from alcoholic beverages. The menu item with the highest sales volume is chicken wings at 24% of total restaurant sales.

      o    Royalties and franchise fees received from our franchisees.

We generate cash from the operation of our company-owned restaurants and also from franchise royalties and fees. We highlight the specific costs associated with operating our company-owned restaurants in the statement of earnings under "Restaurant operating costs." Nearly all of our depreciation expense relates to assets used by our company-owned restaurants. Preopening costs are those costs associated with opening new company-owned restaurants and will vary annually based on the number of new locations opened and the amount spent on each opening. Loss on equipment disposal and impairment expense is related to company-owned restaurants and includes the writedown of poor performing locations, the costs associated with closures of locations and normal asset retirements. Certain other expenses, such as general and administrative, relate to both company-owned restaurant and franchising operations.

As a growing company, we review our trend in general and administrative expenses, exclusive of stock-based compensation expense, and are focused on reducing this expense as a percentage of revenue.

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Both of the third quarters of 2005 and 2006 consisted of thirteen weeks. Both of the nine-month periods of 2005 and 2006 consisted of thirty-nine weeks. We have a 53-week fiscal year in 2006, with the fourth quarter having fourteen weeks.

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

Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including, increases or decreases in same-store sales, changes in fresh chicken wing prices, the timing and number of new restaurant openings and related expenses, asset impairment charges, store closing charges, general economic conditions, and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period.


                                                          Three months ended           Nine months ended
                                                       --------------------------- ---------------------------
                                                       September 25, September 24, September 25, September 24,
                                                           2005          2006          2005          2006
                                                       ------------- ------------- ------------- -------------
Revenue:
    Restaurant sales                                           88.7%         89.0%         88.6%         88.7%
    Franchising royalties and fees                             11.3          11.0          11.4          11.3
                                                       ------------- ------------- ------------- -------------
              Total revenue                                   100.0         100.0         100.0         100.0
                                                       ------------- ------------- ------------- -------------
Costs and expenses:
    Restaurant operating costs:
         Cost of sales                                         30.7          30.5          31.9          31.0
         Labor                                                 29.9          30.0          29.9          29.7
         Operating                                             16.4          16.9          15.8          16.8
         Occupancy                                              7.9           7.3           7.6           7.4
    Depreciation                                                5.8           5.3           5.6           5.3
    General and administrative                                 10.4          11.1          11.0          11.4
    Preopening                                                  1.6           1.1           1.1           1.2
    Loss on equipment disposal and impairment                   1.6           0.1           0.6           0.2
                                                       ------------- ------------- ------------- -------------
              Total costs and expenses                         94.8          93.2          93.9          93.4
                                                       ------------- ------------- ------------- -------------
Income from operations                                          5.2           6.8           6.1           6.6
Interest income                                                 0.7           0.8           0.6           0.8
                                                       ------------- ------------- ------------- -------------
Earnings before income taxes                                    5.9           7.7           6.8           7.4
Income tax expense                                              2.3           2.5           2.6           2.5
                                                       ------------- ------------- ------------- -------------
Net earnings                                                    3.6           5.2           4.2           4.9
                                                       ============= ============= ============= =============


The number of company-owned and franchised restaurants open are as follows:

                                                      As of
                                           ---------------------------
                                           September 25, September 24,
                                               2005          2006
                                           ------------- -------------
Company-owned restaurants                           116           134
Franchised restaurants                              234           278


The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):


                                                            Three months ended           Nine months ended
                                                       ---------------------------- ---------------------------
                                                       September 25,  September 24, September 25, September 24,
                                                            2005          2006          2005          2006
                                                       -------------- ------------- ------------- -------------
Company-owned restaurant sales                              $ 45,892        60,800       133,535       172,928
Franchised restaurant sales                                  117,615       151,572       339,733       441,327


Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):


                                                           Three months ended           Nine months ended
                                                       --------------------------- ---------------------------
                                                       September 25, September 24, September 25, September 24,
                                                           2005          2006          2005          2006
                                                       -------------- ------------- ------------- -------------
Company-owned same-store sales                                  1.8%         11.8%          3.5%          9.3%
Franchised same-store sales                                     1.1           6.4           2.1           5.9


The quarterly average prices paid per pound for fresh chicken wings are as follows:


                                                           Three months ended          Nine months ended
                                                       --------------------------- ---------------------------
                                                      September 25, September 24, September 25, September 24,
                                                          2005          2006          2005          2006
                                                       -------------- ------------- ------------- -------------
  Average price per pound............................        $1.08          1.14          1.22          1.15


Results of Operations for the Three Months Ended September 24, 2006 and September 25, 2005

Restaurant sales increased by $14.9 million, or 32.5%, to $60.8 million in 2006 from $45.9 million in 2005. The increase in restaurant sales was due to a $9.9 million increase associated with the opening of 12 new company-owned restaurants in the first nine months of 2006 and 17 company-owned restaurants opened before 2006 that did not meet the criteria for same-store sales and $5.0 million related to an 11.8% increase in same-store sales.

Franchise royalties and fees increased by $1.7 million, or 29.2%, to $7.5 million in 2006 from $5.8 million in 2005. The increase was due primarily to additional royalties collected from 31 new franchised restaurants that opened in 2006 and 14 franchised restaurants that opened in the last three months of 2005. Same-store sales for franchised restaurants increased 6.4% in the third quarter of 2006.

Cost of sales increased by $4.5 million, or 31.6%, to $18.6 million in 2006 from $14.1 million in 2005 due primarily to more restaurants in operation in 2006. Cost of sales as a percentage of restaurant sales decreased to 30.5% in 2006 from 30.7% in 2005. The decrease in cost of sales as a percentage of restaurant sales was primarily due to a shift in our sales mix, providing better margins and better leverage of costs due to a menu price increase in August. This was partially offset by higher fresh chicken wing costs. For the third quarter of 2006, wing prices averaged $1.14 per pound, which was a 5.6% increase from 2005.

Labor expenses increased by $4.5 million, or 32.9%, to $18.3 million in 2006 from $13.7 million in 2005 due primarily to more restaurants in operation in 2006. Labor expenses as a percentage of restaurant sales increased to 30.0% in 2006 from 29.9% in 2005. The increase in labor expenses as a percentage of restaurant sales was primarily due to higher workers' compensation costs which offset lower hourly and salary labor costs.

Operating expenses increased by $2.8 million, or 36.7%, to $10.3 million in 2006 from $7.5 million in 2005 due primarily to more restaurants in operation in 2006. Operating expenses as a percentage of restaurant sales increased to 16.9% in 2006 from 16.4% in 2005. The increase in operating expenses as a percentage of restaurant sales was primarily due to the .5% increase in contributions to the advertising fund. Increases in other operating expenses, such as local store marketing and credit card fees, were offset by lower insurance and utility costs.

Occupancy expenses increased by $834,000, or 23.1%, to $4.5 million in 2006 from $3.6 million in 2005 due primarily to more restaurants in operation in 2005. Occupancy expenses as a percentage of restaurant sales decreased to 7.3% in 2006 from 7.9% in 2005. The decrease in occupancy costs as a percentage of restaurant sales is due to better leverage of rent costs with the increased sales levels.

Depreciation increased by $651,000, or 21.7%, to $3.6 million in 2006 from $3.0 million in 2005. The increase was primarily due to the additional depreciation on 12 new restaurants opened in 2006 and the six new restaurants that opened in the last three months of 2005.

General and administrative expenses increased by $2.2 million, or 41.2%, to $7.6 million in 2006 from $5.4 million in 2005 due to higher corporate headcount, and accrued incentive and stock-based compensation. General and administrative expenses as a percentage of total revenue increased to 11.1% in 2006 from 10.4% in 2005. We adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, we recognized $669,000 of stock-based compensation in the third quarter of 2006. In the third quarter of 2005, we recognized $193,000 of stock-based compensation under APB 25 and other related pronouncements. Exclusive of stock-based compensation, our general and administrative expenses increased as a percentage of total revenue to 10.1% in 2006 from 10.0% in 2005 due to higher incentive compensation costs.

Preopening costs decreased by $63,000, or 7.7%, to $755,000 in 2006 from $818,000 in 2005. We opened five new company-owned restaurants in the third quarter of 2006, incurred $40,000 for restaurants that opened before the third quarter of 2006, and incurred $225,000 for restaurants that will open in the last quarter of 2006 or later. In the third quarter 2005, we opened six new company-owned restaurants, incurred costs of $2,000 for restaurants that opened before the third quarter of 2005, and incurred costs of $107,000 for restaurants that opened in the last quarter of 2005 or later.

Loss on equipment disposal and impairment decreased by $747,000 to $102,000 in 2006 from $849,000 in 2005. The amount expensed in 2006 represents miscellaneous asset disposals. In 2005, we impaired the assets and goodwill of one underperforming restaurant in North Carolina. Also, miscellaneous asset disposals occurred in 2005.

Interest income increased by $207,000 to $556,000 in 2006 from $349,000 in 2005. The increase was primarily due to higher interest rates. Cash and marketable securities balances at the end of the quarter were $56.6 million in 2006 compared to $50.2 million for the third quarter of 2005.

Provision for income taxes increased $535,000 to $1.7 million in 2006 from $1.2 million in 2005. The effective tax rate as a percentage of income before taxes decreased to 32.6% in 2006 from 38.5% in 2005. This brings our overall rate for the year to 34.4%. The decrease in the income tax rate for the quarter was primarily due to the reallocation of state apportionment factors to reflect the locations of our new restaurants many of which are in states with lower tax rates. Our effective tax rate reflects the full federal and state statutory rates on taxable income. For the year ending December 31, 2006, we believe our effective tax rate will be between 33.5% and 34.5%.

Results of Operations for the Nine Months Ended September 24, 2006 and September 25, 2005

Restaurant sales increased by $39.4 million, or 29.5%, to $172.9 million in 2006 from $133.5 million in 2005. The increase in restaurant sales was due to a $27.7 million increase associated with the opening of 12 new company-owned restaurants in the first nine months of 2006 and the 28 company-owned restaurants opened before 2006 that did not meet the criteria for same-store sales and $11.7 million related to a 9.3% increase in same-store sales.

Franchise royalties and fees increased by $4.7 million, or 27.5%, to $21.9 million in 2006 from $17.2 million in 2005. The increase was due primarily to additional royalties collected from the 31 new franchised restaurants that opened in 2006 and the 14 franchised restaurants that opened in the last three months of 2005. Same-store sales for franchised restaurants increased 5.9% in 2006.

Cost of sales increased by $11.0 million, or 25.7%, to $53.6 million in 2006 from $42.6 million in 2005 due primarily to more restaurants in operation in 2006. Cost of sales as a percentage of restaurant sales decreased to 31.0% in 2006 from 31.9% in 2005. The decrease in cost of sales as a percentage of restaurant sales was primarily due to lower fresh chicken wing costs and a shift in our sales mix to better margined products.

Labor expenses increased by $11.5 million, or 28.8%, to $51.4 million in 2006 from $39.9 million in 2005 due primarily to more restaurants in operation in 2006. Labor expenses as a percentage of restaurant sales decreased to 29.7% in 2006 from 29.9% in 2005. The decrease in labor expenses as a percentage of restaurant sales was primarily due to lower health insurance partially offset by higher hourly labor.

Operating expenses increased by $7.9 million, or 37.6%, to $29.0 million in 2006 from $21.1 million in 2005 due primarily to more restaurants in operation in 2006. Operating expenses as a percentage of restaurant sales increased to 16.8% in 2006 from 15.8% in 2005. The increase in operating expenses as a percentage of restaurant sales was primarily due to the .5% increase in contributions to the advertising fund, greater local store marketing efforts, increased credit card use by our guests, and higher repair and maintenance costs.

Occupancy expenses increased by $2.6 million, or 26.0%, to $12.8 million in 2006 from $10.2 million in 2005 due primarily to more restaurants in operation in 2006. Occupancy expenses as a percentage of restaurant sales decreased to 7.4% in 2006 from 7.6% in 2005 due to better leverage of rent costs with the increased sales levels.

Depreciation increased by $1.9 million, or 22.4%, to $10.4 million in 2006 from $8.5 million in 2005. The increase was primarily due to the additional depreciation on 12 new restaurants opened in 2006 and the six new restaurants that opened in the last three months of 2005.

General and administrative expenses increased by $5.5 million, or 32.9%, to $22.1 million in 2006 from $16.6 million in 2005 due to higher corporate headcount, and accrued incentive and stock-based compensation. General and administrative expenses as a percentage of total revenue increased to 11.4% in 2006 from 11.0% in 2005. We adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, we recognized $2.2 million of stock-based compensation in the first nine months of 2006. In the first nine months of 2005, we recognized $1.0 million of stock-based compensation under APB 25 and other related pronouncements. Exclusive of stock-based compensation, we reduced our general and administrative expenses as a percentage of total revenue from 10.4% in 2005 to 10.2% in 2006 with better leverage of our salaried and overhead expenses.

Preopening costs increased by $545,000, or 31.5%, to $2.3 million in 2006 from $1.7 million in 2005. We opened 12 new company-owned restaurants in the first nine months of 2006, incurred costs of $1.2 million for openings in 2006, and incurred $232,000 for restaurants that will open in the fourth quarter of 2006 or later. In the first nine months of 2005, we opened 13 new company-owned restaurants, incurred costs of $42,000 for restaurants that opened in 2004, and incurred costs of $107,000 for restaurants that opened in the fourth quarter of 2005 or later.

Loss on equipment disposal and impairment decreased by $515,000 to $356,000 in 2006 from $871,000 in 2005. The expense in 2006 represented miscellaneous asset disposals. In 2005, we impaired the assets and goodwill of one underperforming restaurant in North Carolina.

Interest income increased by $568,000 to $1.5 million in 2006 from $958,000 in 2005. The increase was primarily due to higher interest rates. Cash and marketable securities balances at the end of the quarter were $56.6 million in 2006 compared to $50.2 million for the third quarter of 2005.

Provision for income taxes increased $1.0 million to $5.0 million in 2006 from $3.9 million in 2005. The effective tax rate as a percentage of income before taxes decreased to 34.4% in 2006 from 38.5% in 2005. Our effective tax rate reflects the full federal and state statutory rates on taxable income. For the year ending December 26, 2006, we believe our effective tax rate will be between 33.5% and 34.5%.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for new restaurant construction, remodeling and maintaining our existing company-owned restaurants, working capital and other general business needs. Our main sources of liquidity and capital are cash flows from operations and proceeds from the issuance of common stock through an initial public offering in November 2003. The cash and marketable securities balance at September 24, 2006 was $56.6 million. We invest our cash balances in short-term investment instruments with the focus on protection of principal, adequate liquidity and maximization of after-tax returns. These investments can include, but are not limited to, high-quality money market funds, commercial paper, US government-backed instruments, repurchase agreements, municipal securities, and asset-backed securities.

For the nine months ended September 24, 2006, net cash provided by operating activities was $19.7 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, an increase in accrued expenses partially offset by an increase in accounts receivable and purchase of marketable securities. The increase in accrued expenses is due to higher accrued incentive compensation, self insurance liabilities, and activity from more restaurants. The increase in accounts receivable was due to higher credit card and vendor-related receivables. The purchase of marketable securities was related to the investments in trading securities held for future needs of a non-qualified deferred compensation plan.

For the nine months ended September 25, 2005, net cash provided by operating activities was $15.9 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, an increase in accounts receivable and an increase in income tax payable. The increase in accounts receivable was due to higher credit card receivables. The increase in income tax was due to the timing and size of quarterly tax payments.

For the nine months ended September 24, 2006 and September 25, 2005, net cash used in investing activities was $20.5 million and $24.9 million, respectively. Investing activities consisted of purchases of property and equipment related to the opening of new company-owned restaurants and restaurants under construction, purchases of marketable securities, and sales or maturities of those securities. During the first nine months of 2006 and 2005, we opened 12 and 13 restaurants, respectively. We expect capital expenditures for the entire year of 2006 to approximate $23 to $24 million for the addition of about 18 new company-owned restaurants during the year and the renovation and maintenance of existing restaurants. For the first nine months of 2006, we purchased $76.8 million of marketable securities and received proceeds of $73.3 million as these investments matured or were sold. For the first nine months of 2005, we purchased $65.6 million of marketable securities and received proceeds of $55.8 million as these investments matured or were sold.


For the nine months ended September 24, 2006 and September 25, 2005, net cash provided by financing activities was $217,000 and $437,000, respectively. Net cash provided by financing activities for 2006 primarily resulted from the issuance of common stock from the exercise of stock options and the employee stock purchase plan of $719,000 partially offset by tax payments for restricted stock. No additional funding from the issuance of common stock (other than from the exercise of options and employee stock purchases) is anticipated for the remainder of 2006. Net cash provided by financing activities for 2005 consisted of the issuance of common stock from the exercise of stock options and employee stock purchase plan of $763,000 partially offset by tax payments for restricted stock.

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

The following table presents a summary of our contractual operating lease obligations and commitments as of September 24, 2006 (amounts in thousands):


                                                                            Payments Due By Period
                                                                   -----------------------------------------
                                                                   Less than                       After 5
                                                          Total     One year  1-3 years 3-5 years   years
                                                       ----------- ---------- --------- --------- ----------
Operating lease obligations...........................   $127,678     15,434    28,794    24,995     58,455
Lease commitments for restaurants under development...     11,571        798     2,051     2,078      6,644
                                                       ----------- ---------- --------- --------- ----------
    Total.............................................   $139,249     16,232    30,845    27,073     65,099
                                                       =========== ========== ========= ========= ==========


We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments, and to meet our obligations for the foreseeable future.

                     Risk Factors/Forward-Looking Statements

The foregoing discussion and other statements in this report contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. Our forward-looking statements generally relate to our long-term goal of over 1,000 locations, expected annual unit growth of over 15%, efforts to manage cost of sales particularly related to chicken wing costs, plans for entry into new markets, expansion and improving existing markets, focus on reducing general and administrative expenses, estimated tax rates for 2006, expected store openings for 2006 and related capital expenditures, and sources of funding and cash requirements. Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the following risk factors (each of which is discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 25, 2005):

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

     o    Implementation of local or state smoking bans could harm our business.

     o    Changes in state or federal minimum wage laws could harm our business.

Investors are cautioned that all forward-looking statements involve risk and uncertainties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to our cash and cash equivalents and marketable securities. We invest our excess cash in highly liquid short-term investments with maturities of less than one year. These investments are not held for trading or other speculative purposes, except for amounts related to the non-qualified deferred compensation plan. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and marketable securities and, therefore, impact our cash flows and results of operations.

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. We use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned restaurants and franchised restaurants is fresh chicken wings. We purchase fresh chicken wings based on current market prices which are subject to monthly fluctuation.

A material increase in fresh chicken wing costs may adversely affect our operating results. Fresh chicken wing prices during the third quarter of 2006 averaged 5.6% higher than the average per pound price in the third quarter of 2005. If there is a significant rise in the price of fresh chicken wings, or we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for these changes, our operating results could be adversely affected. Fresh chicken wings accounted for approximately 24.4% and 23.1% of our cost of sales in the third quarter of 2005 and 2006, respectively, with an average price per pound of $1.08 and $1.14, respectively. Fresh chicken wings accounted for approximately 27.5% and 23.2% of our cost of sales in the nine-month periods ended 2005 and 2006, respectively, with an average price per pound of $1.22 and $1.15 respectively. If we had experienced a 10% increase in fresh chicken wing costs during the third quarter and nine months ended September 24, 2006, restaurant cost of sales would have increased by approximately $430,000 and $1.2 million, respectively.

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

ITEM 5.  OTHER INFORMATION

On August 1, 2006, the Board replaced the Company's Management Deferred Compensation Plan with The Executive Nonqualified Excess Plan to expand investment options for the participants and to comply with Section 409A of the Internal Revenue Code. The Executive Nonqualified Excess Plan and Adoption Agreement are filed as Exhibit 10.1 and Exhibit 10.2 respectively, to this Form 10-Q and are incorporated by reference herein as appropriate.

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


Date: November 2, 2006        BUFFALO WILD WINGS, INC.


                              By: /s/ Sally J. Smith
                                  ----------------------------------------------
                                  Sally J. Smith, President and Chief Executive Officer (principal executive officer)

                              By: /s/ Mary J. Twinem
                                  ----------------------------------------------
                                  Mary J. Twinem, Executive Vice President,
                                  Chief Financial Officer and Treasurer
                                  (principal financial and accounting officer)

                                  EXHIBIT INDEX

                            BUFFALO WILD WINGS, INC.
                 FORM 10-Q FOR QUARTER ENDED SEPTEMBER 24, 2006



Exhibit
Number   Description
-------  -----------------------------------------------------------------------
  10.1   The Executive Nonqualified Excess Plan

  10.2   The Executive Nonqualified Excess Plan Adoption Agreement

  31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

  31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

  32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

  32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act