Form 10-K
period 2006-12-31
BUFFALO WILD WINGS INC
filed 2007-03-12
CIK 1062449

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------
                                    FORM 10-K
                              --------------------

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    for the fiscal year ended December 31, 2006

                                       or

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act
    of 1934
    for the transition period from              to             .

                        Commission File Number: 000-24743
                              --------------------
                            BUFFALO WILD WINGS, INC.
             (Exact name of registrant as specified in its charter)
                              --------------------


                  Minnesota                            No. 31-1455915
       (State or Other Jurisdiction of                  (IRS Employer
        Incorporation or Organization)               Identification No.)

            1600 Utica Avenue South, Suite 700, Minneapolis, MN 55416
                    (Address of Principal Executive Offices)

                  Registrant's telephone number (952) 593-9943
                              --------------------

         Securities registered under Section 12(b) of the Exchange Act:
                           Common Stock, no par value

       Securities registered under Section 12(g) of the Exchange Act: None

                              --------------------

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

      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). YES |_| NO |X|

      The aggregate market value of the voting stock held by non-affiliates was $244 million based on the closing sale price of the Company's Common Stock as reported on the NASDAQ Stock Market on June 23, 2006.

      The number of shares outstanding of the registrant's common stock as of March 1, 2007: 8,716,385 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------


                                TABLE OF CONTENTS


PART I                                                                                                                Page

                                                                                                                   --------
Item 1.  Business                                                                                                        3
Item 1A. Risk Factors                                                                                                    9
Item 1B. Unresolved Staff Comments                                                                                      14
Item 2.  Properties                                                                                                     14
Item 3.  Legal Proceedings                                                                                              15
Item 4.  Submission of Matters to a Vote of Security Holders                                                            15


PART II
Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity
         Securities                                                                                                     16
Item 6.  Selected Financial Data                                                                                        18
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations                          19
Item 7A. Quantitative and Qualitative Disclosures About Market Risk                                                     30
Item 8.  Consolidated Financial Statements and Supplementary Data                                                       31
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                           53
Item 9A. Controls and Procedures                                                                                        53


PART III
Item 10. Directors, Executive Officers and Corporate Governance                                                         55
Item 11. Executive Compensation                                                                                         55
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters                 55
Item 13. Certain Relationships and Related Transactions, and Director Independence                                      55
Item 14. Principal Accountant Fees and Services                                                                         55


PART IV
Item 15. Exhibits and Financial Statement Schedules                                                                     56


Signatures                                                                                                              57


                                     PART I
ITEM 1. BUSINESS

General

      References in this document to "Buffalo Wild Wings," "company," "we," "us" and "our" refer to the business of Buffalo Wild Wings, Inc. and our subsidiaries. We maintain an Internet website address at www.buffalowildwings.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as they are reasonably available after these materials are electronically filed with or furnished to the Securities and Exchange Commission, ("SEC"). These materials are also accessible on the SEC's web site at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information for the Public Reference Room by calling the SEC at 1-800-SEC-0330.

      We are an established and growing owner, operator and franchisor of restaurants featuring a variety of boldly-flavored, made-to-order menu items including our Buffalo, New York-style chicken wings spun in any of our signature sauces. Our restaurants create an inviting neighborhood atmosphere that includes an extensive multi-media system, a full bar and an open layout, which appeals to sports fans and families alike. Our concept offers elements of the quick casual and casual dining restaurant concepts featuring a flexible service model that allows our guests to choose among convenient dining options such as quick casual counter service, casual dining table service or take-out. Our award-winning food and inviting atmosphere, combined with our guests' ability to customize their dining experience, drives guest visits and loyalty.

      The widespread appeal of our concept establishes our restaurants as a neighborhood destination with 429 restaurants in 37 states as of December 31, 2006. Our menu, competitively priced between the quick casual and casual dining segments, features fresh chicken wings and other items including boneless wings, chicken tenders, popcorn shrimp, specialty hamburgers and sandwiches, wraps, Buffalito(R) soft tacos, appetizers and salads. Our made-to-order menu items are enhanced by the bold flavor profile of our signature sauces, ranging from mild Teriyaki(TM) to Blazin'(R). Our restaurants serve approximately 20 domestic and imported beers on tap, including several local or regional micro-brews and a wide selection of bottled beers, wines, and liquor. The inviting and energetic environment of our restaurants is complemented by furnishings that can be easily rearranged to accommodate parties of various sizes. Our guests have the option of watching sporting events or other popular programs on our projection screens and approximately 40 additional televisions, playing Buzztime(R) Trivia or video games. The open layout of our restaurants offers dining and bar areas that provide distinct seating choices for sports fans and families. Our unique service model, which provides the flexibility of ordering at the counter or table, allows our guests to customize their Buffalo Wild Wings(R) experience to meet the different time demands or service preferences of a workday lunch, a dine-in dinner, a take-out meal, an afternoon or evening enjoying a sporting event or a late-night craving.

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

      Buffalo Wild Wings was founded in 1982 by Jim Disbrow and Scott Lowery at a location near The Ohio State University. Our original name was Buffalo Wild Wings & Weck(R) and we became more popularly known as bw-3(R). In 1991, we began our franchising program. In November 2003, we completed an initial public offering and became a publicly-held company.

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

      o    Focus on operational excellence; and

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

Restaurant Atmosphere and Layout

      Our restaurants are designed to provide an inviting neighborhood atmosphere and allow our guests the flexibility to customize their dining experience. The inviting and energetic environment of our restaurants is created using furnishings that can be easily rearranged to accommodate parties of various sizes. Our restaurants also feature distinct dining and bar areas with select restaurants having patio seating.

      We strategically place approximately 40 televisions and up to seven projection screen televisions throughout the restaurant to allow for easy viewing. These televisions, combined with our sound system, Buzztime(R) Trivia and assorted video games, provide a source of entertainment for our guests and reinforce the energetic nature of our concept. We tailor the content and volume of our video and audio programming to reflect our guests' tastes. We believe the design of our restaurants enhances our guests' experiences, drives repeat visits and solidifies the broad appeal of our concept.

      All of our menu items are made-to-order and are available for take-out, which approximated 16% of restaurant sales for company-owned restaurants in 2006. Many of our restaurants have separate parking spots for our take-out guests.

Current Restaurant Locations

      As of December 31, 2006, we owned or franchised 429 Buffalo Wild Wings restaurants in 37 states, of which 139 were company-owned and 290 were franchised. In 2007, we plan to achieve over 15% unit growth and open over 20 new company-owned restaurants.

      Our company-owned restaurants range in size from 4,000 to 7,600 square feet, with an average of approximately 5,600 square feet for restaurants that have opened in the last three years. We anticipate that future restaurants will range in size from 4,500 square feet to 6,400 square feet with an average cash investment per restaurant of approximately $1.2 million, excluding preopening expenses of approximately $180,000. From time to time, we expect that our restaurants may be smaller or larger or cost more or less than our targeted range, depending on the particular circumstances of the selected site or market. Also, from time to time, we expect to purchase the building or the land and building for certain restaurants, in which case the cash investment would be significantly higher.

      Our restaurants are typically open on a daily basis from 11 a.m. to 2 a.m. Closing times vary depending on the day of the week and city and state regulations governing the sale of alcoholic beverages. Our franchise agreements require franchisees to operate their restaurants for a minimum of 12 hours a day.

Site Selection and Development

      Our site selection process is integral to the successful execution of our growth strategy. We have processes for identifying, analyzing and approving new markets, as defined by the A.C. Nielson designated market areas in the United States. In selecting designated market areas, we collect and review restaurant industry data relating to restaurant sales, spending on food away from home and expected restaurant growth in the market, as well as market demographics, population data and relative media costs for radio and television advertising. Once a market is identified, we use a trade area and site selection evaluation system, which has been customized for the requirements of the Buffalo Wild Wings system, to assist in identifying suitable trade areas within that market and suitable sites within identified trade areas. Criteria examined to determine appropriate trade areas include the presence of a casual dining corridor, projected growth within the trade area, the locations of key big box retailers and multi-screen movie theaters in the neighborhood, key demographics and population density, drive time and trade area analysis and other quantitative and qualitative measures. Once a suitable trade area is identified, we examine site-specific details including visibility, signage, access and parking. Final approval by two or more members of our executive management team is required for each company-owned site. At least one senior franchise executive reviews each franchise site.

Marketing and Advertising

      We have created a unique marketing program designed to communicate a distinctive and consistent brand that differentiates Buffalo Wild Wings from our competitors and that showcases our food in a fun and energetic atmosphere. These efforts include marketing campaigns and irreverent, award-winning advertising to support both our company-owned and franchised restaurants. The primary goal of these efforts is to build brand awareness throughout the United States. In addition, advertising campaigns are also designed to: i) drive positive same-store sales through additional visits by our existing guests and visits by new guests, ii) increase margins, iii) increase average order size, and iv) support strong restaurant openings.

      Marketing Campaigns. Our primary marketing campaigns focus on a particular menu item, day or daypart in an attempt to drive traffic and build brand awareness. For example, in 2006 we developed a campaign to promote the rollout of our new "Ribs & Combos" menu items. Our secondary marketing campaigns focus on reaching beyond the core Buffalo Wild Wings guest. Given our strategy to be a neighborhood destination, community marketing is also a key to developing brand awareness in each market. Our restaurants actively sponsor local sporting teams and sporting events to drive guest traffic associated with those activities.

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

Food Preparation, Quality Control and Purchasing

      We strive to maintain high quality standards. Our systems are designed to protect our food supply throughout the preparation process. We provide detailed specifications to suppliers for our food ingredients, products and supplies. Our restaurant managers are certified in a comprehensive food safety and sanitation course, ServSafe, developed by the National Restaurant Association Educational Foundation.

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

      Fresh chicken wings are an important component of our cost of sales. Prices are generally based on the underlying commodity price of chicken wings plus additional costs for handling and distribution. Fresh chicken wings accounted for approximately 24%, 27%, and 34% of our cost of sales in 2006, 2005, and 2004, respectively. We ensure consistent supply of high quality chicken wings by utilizing four to six suppliers, with Peco Foods, Inc. currently accounting for approximately 33% of the total system-wide supply. Given our multiple suppliers and the commodity nature of fresh chicken wings, we believe we have sufficient supplier flexibility to maintain a consistent chicken wing supply. We regularly review our buying procedures to ensure quality and cost optimization.

Restaurant Franchise Operations

      Our concept continues to attract a strong group of franchisees, many of whom have substantial prior restaurant operations experience. Our franchisees execute a separate franchise agreement for each restaurant opened, typically providing for a 15 to 20-year initial term, with an opportunity to enter into a renewal franchise agreement subject to certain conditions. Our agreement currently requires franchisees to pay an initial franchise fee of $42,500 for the first restaurant opened and $32,500 for each additional restaurant they open. The $32,500 fee is reduced to $12,500 if the additional restaurant is in the designated area of the franchisee's existing restaurant. If a franchisee has entered into an area development agreement with us, the initial franchise fee is $42,500 for the first restaurant, $32,500 for the second restaurant and $27,500 for each subsequent restaurant. These amounts are reduced to $32,500 for the first restaurant and $12,500 for each subsequent restaurant if the franchisee is an existing area developer signing an additional area development agreement. If the franchisee is an existing franchisee that subsequently signs an area development agreement, the franchise fee is $32,500 for the first restaurant and $22,500 for each subsequent restaurant.

      Franchisees also pay us a royalty fee of 5.0% of their restaurant sales. Franchise agreements typically allow us to assess franchisees an advertising fee in the amount of 3.5% of their restaurant sales, of which 3.0% was contributed to our Advertising Fund in 2006 and the remaining 0.5% was spent directly by the franchisee in the applicable local market. Our current form of franchise agreement permits us to increase the required contribution to the Advertising Fund by 0.5% once every three years. The amount contributed to the Advertising Fund increased from 2.5% to 3.0% on December 26, 2005.

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

Competition

      The restaurant industry is intensely competitive. We compete on the basis of the taste, quality and price of food offered, guest service, ambience, location, and overall dining experience. We believe that our attractive price-value relationship, the atmosphere of our restaurant, our flexible service model and the quality and distinctive flavor of our food enable us to differentiate ourselves from our competitors. We believe we compete primarily with local and regional sports bars and casual dining and quick casual establishments, as well as with quick service restaurants such as wing-based take-out concepts. Many of our direct and indirect competitors are well-established national, regional or local chains and some have substantially greater financial and marketing resources than we do. We also compete with many restaurant and retail establishments for site locations and restaurant employees.

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

      We and our franchisees are also subject to laws governing our relationships with employees, including laws and regulations relating to benefits, wages, hours, workers' compensation insurance rates, unemployment and other taxes, working and safety conditions and citizenship or immigration status. We may also be subject in certain states to "dram-shop" statutes, which generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. In addition, we are subject to various state and federal laws relating to the offer and sale of franchises and the franchisor-franchisee relationship. In general, these laws and regulations impose specific disclosure and registration requirements prior to the sale and marketing of franchises and regulate certain aspects of the relationship between franchisor and franchisee.

Employees

      As of December 31, 2006, we employed 7,482 employees. We have 1,113 full-time and 6,210 part-time employees working in our company-owned restaurants and 159 employees based out of our home office or in the field. Our employees are not covered by any collective bargaining agreement and we have never experienced an organized work stoppage or strike. We believe that our working conditions and compensation packages are competitive and consider our relations with our employees to be good.

Executive Officers

      The following sets forth certain information about our executive officers:

      Sally J. Smith, 49, has served as our Chief Executive Officer and President since July 1996 and as a director since August 1996. She served as our Chief Financial Officer from 1994 to 1996. Prior to joining Buffalo Wild Wings, she was the Chief Financial Officer of Dahlberg, Inc., the manufacturer and franchisor of Miracle-Ear hearing aids, from 1983 to 1994. Ms. Smith began her career with KPMG LLP, an international accounting and auditing firm. Ms. Smith is a CPA. She serves on the board of the National Restaurant Association and is also a board member of Alerus Financial Corporation.

      Mary J. Twinem, 46, has served as our Executive Vice President, Chief Financial Officer and Treasurer since July 1996. She served as our Controller from January 1995 to July 1996. Ms. Twinem also served as a director on our Board from June 2002 to September 2003. Prior to joining Buffalo Wild Wings, she served as the Director of Finance/Controller of Dahlberg, Inc. from 1989 to December 1994. Ms. Twinem began her career in public accounting and is a CPA.

      Kathleen M. Benning, 44, has served as our Senior Vice President, Marketing and Brand Development since January 2002. She joined us in March 1997 as Vice President of Marketing. Prior to joining us, Ms. Benning was employed by Nemer, Fieger & Associates, an advertising agency, from 1992 to 1997, where she was a partner from 1994 to 1997.

      Craig W. Donoghue, 45, has served as our Senior Vice President, Information Systems since January 2003, prior to which he served as our Director of Information Systems and later as Vice President of Information Systems from August 1998 to January 2003. From November 1996 until August 1998, Mr. Donoghue was a self-employed computer consultant, using the trade name of Excelsior Information Systems. From January 1996 until November 1996, Mr. Donoghue was Manager of Information Systems for Varitronic Systems, Inc.

      Lee Sanders, 54, has served as our Senior Vice President, Development and Franchising since January 2002. He joined us as Vice President of Franchising in August 2001. Prior to joining us, Mr. Sanders was National Director of Franchising of Allied Domecq Quick Service Restaurants, a franchisor of Dunkin' Donuts, Togo's Eateries and Baskin-Robbins, from September 1998 to August 2001. From 1988 to 1998, Mr. Sanders was a Manager of Branded Retail Systems for General Mills.

      James M. Schmidt, 47, has served as our Executive Vice President and General Counsel since December 2006, prior to which he served as Senior Vice President and General Counsel joining us April 2002. Mr. Schmidt has also served as our Secretary since September 2002, and he served as a director on our Board from 1994 to September 2003. Mr. Schmidt has been a practicing attorney since 1985, most recently with the law firm of Robbins, Kelly, Patterson & Tucker, which provides legal services to us from time to time.

      Judith A. Shoulak, 47, has served as our Senior Vice President, Operations since March 2004. She served as our Senior Vice President, Human Resources from January 2003 to February 2004 and as Vice President of Human Resources from October 2001 to January 2003. From 1993 to 2001, Ms. Shoulak served as Vice President of Field Human Resources of OfficeMax.

      Linda G. Traylor, 55, has served as our Senior Vice President, Human Resources since October 2006. Prior to joining us, Ms. Traylor managed her own consulting company, LG Traylor & Associates from 2005 to 2006. From 2001 to 2005, Ms. Traylor served as Senior Vice President, Human Resources of Denny's Corporation and as its Vice President, Human Resources Planning and Development from 1995 to 2001. From 1979 to 1995, Ms. Traylor held various leadership positions with Burger King Corporation.

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

      The primary food product used by our company-owned and franchised restaurants is fresh chicken wings. We purchase fresh chicken wings based on current market prices that are subject to fluctuations. A material increase in fresh chicken wings costs may adversely affect our operating results. Fresh chicken wing prices in 2006 averaged 3% lower than 2005 as the average price per pound dropped to $1.17 in 2006 from $1.20 in 2005. If there is a significant rise in the price of fresh chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. For example, fresh chicken wings accounted for approximately 24%, 27%, and 34% of our cost of sales in 2006, 2005, and 2004, respectively, with an annual average price per pound of $1.17, $1.20, and $1.39, respectively. A 10% increase in the fresh chicken wing costs for 2006 would have increased restaurant cost of sales by approximately $1.8 million. If the avian flu were to affect our supply of chicken wings, our operations may be negatively impacted, as prices may rise due to limited supply. Additional information related to chicken wing prices is included in Item 7 under "Results of Operations."

      If we are unable to successfully open new restaurants, our revenue growth rate and profits may be reduced.

      To successfully expand our business, we must open new Buffalo Wild Wings restaurants on schedule and in a profitable manner. In the past, we and our franchisees have experienced delays in restaurant openings and we may experience similar delays in the future. Delays or failures in opening new restaurants could hurt our ability to meet our growth objectives, which may affect our results of operations, the expectations of securities analysts and shareholders and thus our stock price. We cannot guarantee that we or our franchisees will be able to achieve our expansion goals. Further, any restaurants that we, or our franchisees, open may not achieve operating results similar to those of our existing restaurants. If we are unable to generate positive cash flow from a new restaurant, we may be required to recognize an impairment loss with respect to the assets for that restaurant. Our ability to expand successfully will depend on a number of factors, many of which are beyond our control. These factors include:

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

      We require that all proposed restaurant sites, whether for company-owned or franchised restaurants, meet our site-selection criteria. We may make errors in selecting these criteria or applying these criteria to a particular site, or there may be an insignificant number of new restaurant sites meeting these criteria that would enable us to achieve our planned expansion in future periods. We face significant competition from other restaurant companies and retailers for sites that meet our criteria and the supply of sites may be limited in some markets. Further, we may be precluded from acquiring an otherwise suitable site due to an exclusivity restriction held by another tenant. As a result of these factors, our costs to obtain and lease sites may increase, or we may not be able to obtain certain sites due to unacceptable costs. Our inability to obtain suitable restaurant sites at reasonable costs may reduce our growth rate.

      Our restaurants may not achieve market acceptance in the new geographic regions we enter.

      Our expansion plans depend on opening restaurants in new markets where we or our franchisees have little or no operating experience. We may not be successful in operating our restaurants in new markets on a profitable basis. The success of these new restaurants will be affected by the different competitive conditions, consumer tastes and discretionary spending patterns of the new markets as well as our ability to generate market awareness of the Buffalo Wild Wings brand. Sales at restaurants opening in new markets may take longer to reach average annual restaurant sales, if at all, thereby affecting their profitability.

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

      Currently, approximately 68% of our restaurants are franchised. Franchising royalties and fees represented approximately 11% of our revenues during fiscal 2006, 2005, and 2004. Our performance depends upon i) our ability to attract and retain qualified franchisees, ii) the franchisees' ability to execute our concept and capitalize upon our brand recognition and marketing, and
iii) franchisees' ability to timely develop restaurants. We may not be able to recruit franchisees who have the business abilities or financial resources necessary to open restaurants on schedule, or who will conduct operations in a manner consistent with our concept and standards. Also, our franchisees may not be able to operate restaurants in a profitable manner.

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

      During fiscal 2006, 2005, and 2004, vendor allowances were recorded as a reduction in inventoriable costs and cost of sales was reduced by $4.2 million, $4.0 million, and $3.9 million, respectively. If the amount of vendor rebates is reduced, inventoriable costs may increase, as may the cost of sales.

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

      As a result of the factors discussed above, our quarterly and annual operating results may fluctuate significantly. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. These fluctuations may cause future operating results to fall below the expectations of securities analysts and investors. In that event, the price of our common stock would likely decrease.

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

      As of December 31, 2006, 81, or approximately 19%, of our company-owned and franchised restaurants were located in Ohio. As a result, we are susceptible to adverse trends and economic conditions in that state. In addition, given our geographic concentration in the Midwest, negative publicity regarding any of our restaurants could have a material effect on our business and operations throughout the region, as could other regional occurrences such as local strikes, new or revised laws or regulations, or disruptions in the supply of food products.

      Changes in consumer preferences or discretionary consumer spending could harm our performance.

      Our success depends, in part, upon the continued popularity of Buffalo, New York-style chicken wings, our other menu items, sports bars and casual dining restaurant styles. We also depend on trends toward consumers eating away from home more often. Shifts in these consumer preferences could negatively affect our future profitability. Such shifts could be based on health concerns related to the cholesterol, carbohydrate or fat content of certain food items, including items featured on our menu. Negative publicity over the health aspects of such food items may adversely affect consumer demand for our menu items and could result in a decrease in guest traffic to our restaurants, which could materially harm our business. Smoking bans imposed by state or local laws could also adversely impact our restaurants' performance. In addition, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. A decline in consumer spending or in economic conditions could reduce guest traffic or impose practical limits on pricing, either of which could harm our business, financial condition, operating results or cash flow.

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

      Complaints or litigation may hurt us.

      Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for an illness or injury they suffered at or after a visit to our restaurants. We are also subject to a variety of other claims arising in the ordinary course of business, including personal injury claims, contract claims, employment-related claims, claims by franchisees, and claims arising from an incident at a franchised restaurant. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. In addition, we are subject to "dram shop" statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage or for which we do not have insurance coverage could materially affect our financial condition or results of operations. Further, adverse publicity resulting from these allegations may adversely affect us and our restaurants.

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

      A natural disaster, such as a hurricane, a serious and widespread disease, such as an avian flu pandemic, or other events, such as a serious terrorist attack, could have a material adverse effect on our business and results of operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

      Not applicable.

ITEM 2. PROPERTIES

      We are headquartered in Minneapolis, Minnesota. Our home office has 17,198 square feet of office space. We occupy this facility under a lease that terminates on October 1, 2007.

      On February 2, 2007, we signed a lease agreement for approximately 44,000 square feet of office space at a new location. The new lease terminates on November 30, 2017, with an option to renew for one five-year term. We intend to move into this new location in September of 2007.

      As of December 31, 2006, we owned and operated 139 restaurants. We lease the land and building for nearly all of these sites. The majority of our existing leases are for 10 or 15-year terms, generally including options to extend the terms. We typically lease our restaurant facilities under "triple net" leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts. Most of our leases include "exclusive use" provisions prohibiting our landlords from leasing space to other restaurants that fall within certain specified criteria. Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the lease or franchise agreement.

      The following table sets forth the 37 states in which Buffalo Wild Wings restaurants are located and the number of restaurants in each state as of December 31, 2006:

                                    Number of Restaurants Open
                        --------------------------------------------------
                         Company-owned       Franchised          Total
                        ---------------    --------------    -------------

Alabama                              1                7                 8

Arkansas                            --                4                 4

Arizona                             --               10                10

California                          --                1                 1

Colorado                            10                1                11

Connecticut                         --                1                 1

Delaware                            --                3                 3

Florida                             --               14                14

Georgia                              7               --                 7

Illinois                             2               25                27

Indiana                              2               28                30

Iowa                                 6               --                 6

Kansas                               7               --                 7

Kentucky                             9                5                14

Louisiana                           --                6                 6

Maryland                            --                2                 2

Michigan                            --               26                26

Minnesota                           16                3                19

Mississippi                          2                3                 5

Missouri                             3               10                13

Montana                             --                1                 1

Nebraska                             5                2                 7

Nevada                              --                9                 9

New York                             4                3                 7

North Carolina                       8                3                11

North Dakota                        --                4                 4

Ohio                                22               59                81

Oklahoma                            --                5                 5

Oregon                              --                1                 1

Pennsylvania                         3                1                 4

South Carolina                      --                2                 2

South Dakota                        --                1                 1

Tennessee                            9               --                 9

Texas                               17               28                45

Virginia                            --               14                14

West Virginia                       --                3                 3

Wisconsin                            6                5                11
                        ---------------    --------------    -------------
      Total                        139              290               429
                        ===============    ==============    =============

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

      Our Common Stock trades on the NASDAQ Global Market under the symbol "BWLD". The following table sets forth, the high and low closing sale prices of our Common Stock.


                                        2006                      2005
                                ----------------------- -----------------------
                                    High       Low         High         Low
                                ----------- ----------- ----------- -----------

    First Quarter              $    41.46  $    29.92 $    41.27  $    32.01

    Second Quarter                  43.78       35.54      40.00       27.58

    Third Quarter                   39.75       31.26      34.75       27.04

    Fourth Quarter                  58.02       37.23      34.03       25.45


Holders

      As of February 1, 2007, there were approximately 186 record holders of our Common Stock, excluding shareholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on information which we have obtained from our transfer agent, there are approximately 17,000 holders of our Common Stock whose stock is held either in nominee name and/or street name brokerage accounts.

Dividends

      We have never declared or paid cash dividends on our Common Stock It is our policy to preserve cash for development and other working capital needs and, therefore, do not currently have plans to pay any cash dividends. Our future dividend policy will be determined by our Board of Directors and will depend on various factors, including our results of operations, financial condition, anticipated cash needs and plans for expansion.

Securities Authorized for Issuance Under Equity Compensation Plans

      For information on our equity compensation plans, refer to Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Repurchases

         We did not engage in any repurchases of our Common Stock during the fourth quarter of 2006. The following table sets out shares of our Common Stock repurchased by us in during 2006 that have not been previously disclosed.


                                                                                         (d) Maximum Number
                                                                                           (or Approximate
                                                                   (c) Total Number of    Dollar Value) of
                                                                    Shares (or Units)     Shares (or Units)
                                                                    Purchased as Part      that May Yet Be
                       (a) Total Number of    (b) Average Price        of Publicly         Purchased Under
                        Shares (or Units)      Paid per Share        Announced Plans or      the Plans or
       Period              Purchased(1)          (or Unit)               Programs             Programs
---------------------  --------------------  --------------------   --------------------   --------------------
  April 1-April 30             504                 $42.35                    N/A                   N/A



                       --------------------
  Total                        504
                       ====================

(1) All of the shares were repurchased by us in connection with payment of the exercise price upon stock-for-stock option exercises by one executive officer.

Stock Performance Chart

         The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock during the period ended December 31, 2006 with the cumulative total return on the Nasdaq U.S. Index and the S&P 600 Restaurants Index. The comparison assumes $100 was invested on November 21, 2003, the date of our initial public offering, in Buffalo Wild Wings Common Stock and in each of the foregoing indices and assumes reinvestment of dividends.


               [SEE SUPPLEMENTAL PDF FOR STOCK PERFORMANCE CHART]



                                     11/21/03        12/28/03      12/26/04        12/25/05         12/31/06
                                     --------        --------      --------        --------         --------
  Buffalo Wild Wings, Inc.            $100.00         $139.41       $203.88         $198.82          $312.94
  Nasdaq U.S. Index                   $100.00         $104.45       $114.09         $117.43          $133.53
  S&P 600 Restaurants Index           $100.00         $103.07       $132.93         $142.49          $154.72

         The preceding stock performance chart is not deemed filed with the Securities and Exchange Commission. Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act of 1933 or the Securities Exchange Act of 1934 that incorporate future filings made by the Company under those statutes, the above stock performance chart is not to be incorporated by reference in any prior filings, nor shall it be incorporated by reference into any future filings made by the Company under those statutes.

ITEM 6. SELECTED FINANCIAL DATA

      The following summary information should be read in conjunction with the Consolidated Financial Statements and related notes thereto set forth in Item 8 of this Form 10-K.

                                                                                       Fiscal Years Ended (1)
                                                                     -----------------------------------------------------------
                                                                      Dec. 31,    Dec. 25,    Dec. 26,    Dec. 28,    Dec. 29,
                                                                        2006        2005        2004        2003        2002
                                                                     ----------- ----------- ----------- ----------- -----------
                                                                           (in thousands, except share and per share data)
Consolidated Statements of Earnings Data:
Revenue:
  Restaurant sales                                                   $  247,150  $  185,823  $  152,221  $  112,965  $   85,493
  Franchising royalties and fees                                         31,033      23,877      18,827      13,532      10,614
                                                                     ----------- ----------- ----------- ----------- -----------

       Total revenue                                                    278,183     209,700     171,048     126,497      96,107
                                                                     ----------- ----------- ----------- ----------- -----------

Costs and expenses:
  Restaurant operating costs:
    Cost of sales                                                        76,087      58,771      51,507      35,423      24,983
    Labor                                                                73,030      55,403      43,853      32,684      24,640
    Operating                                                            41,087      29,717      23,080      17,559      13,311
    Occupancy                                                            17,529      14,172      10,259       7,738       5,734
Depreciation                                                             14,492      11,765       9,717       7,021       5,528
General and administrative                                               30,374      22,303      19,372      16,926      14,133
Preopening                                                                3,077       2,599       2,042       1,155       1,085
Restaurant impairment and closures                                        1,008       1,991         573         868         708
                                                                     ----------- ----------- ----------- ----------- -----------

       Total costs and expenses                                         256,684     196,721     160,403     119,374      90,122
                                                                     ----------- ----------- ----------- ----------- -----------

Income from operations                                                   21,499      12,979      10,645       7,123       5,985
Other income (expense), net                                               2,339       1,340         671      (1,246)       (878)
                                                                     ----------- ----------- ----------- ----------- -----------

       Earnings before income taxes                                      23,838      14,319      11,316       5,877       5,107
Income tax expense                                                        7,565       5,439       4,115       2,294       2,030
                                                                     ----------- ----------- ----------- ----------- -----------

       Net earnings                                                      16,273       8,880       7,201       3,583       3,077
Accretion resulting from cumulative dividend and mandatory redemption
 feature of preferred stock                                                  --          --          --       1,452       1,457
                                                                     ----------- ----------- ----------- ----------- -----------

 Net earnings available to common stockholders                       $   16,273  $    8,880  $    7,201  $    2,131  $    1,620
                                                                     =========== =========== =========== =========== ===========

Earnings per common share - basic                                    $     1.90  $     1.05  $     0.88  $     0.66  $     0.64
Weighted average shares outstanding - basic                           8,578,000   8,446,000   8,165,000   3,222,000   2,529,000
Earnings per common share - diluted                                  $     1.85  $     1.02  $     0.84  $     0.55  $     0.54
Weighted average shares outstanding - diluted                         8,814,000   8,708,000   8,603,000   3,842,000   2,976,000

Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities                            $   33,031  $   24,618  $   20,754  $   17,753  $   10,337
Net cash used in investing activities                                   (26,829)    (33,919)    (59,307)    (10,739)     (9,592)
Net cash provided by (used in) financing activities                       1,568         730       1,572      37,872      (3,481)


                                                                                              As Of (1)
                                                                     -----------------------------------------------------------
                                                                      Dec. 31,    Dec. 25,    Dec. 26,    Dec. 28,    Dec. 29,
                                                                        2006        2005        2004        2003        2002
                                                                     ----------- ----------- ----------- ----------- -----------
                                                                                           (in thousands)
Consolidated Balance Sheets Data:
Total current assets                                                 $   74,950  $   61,079  $   57,021  $   55,663  $   12,656
Total assets                                                            161,183     133,123     118,985     103,999      50,741
Total current liabilities                                                25,780      20,203      18,327      15,641      14,827
Total liabilities                                                        44,967      36,275      33,278      28,932      30,390
Mandatorily redeemable Series A Preferred Stock                              --          --          --          --      11,788
Retained earnings                                                        41,186      24,913      16,033       8,832       6,701
Total common stockholders' equity                                       116,216      96,848      85,707      75,067       8,563

-----------------------------------------------

(1) We utilize a 52- or 53-week accounting period that ends on the last Sunday in December. The fiscal years ended December 25, 2005, December 26, 2004,
     December 28, 2003, and December 29, 2002 were comprised of 52 weeks. The fiscal year ended December 31, 2006 is a 53-week year.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for fiscal 2007 and our expected store openings. Such statements are forward-looking and involve risks and uncertainties including but not limited to those discussed in Item 1 of this 10-K under "Risk Factors/Forward-Looking Statements." Information included in this discussion and analysis includes commentary on company-owned and franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Buffalo Wild Wings(R) Grill & Bar concept and the overall health of the concept. Franchise information also provides an understanding of our revenues because franchise royalties and fees are based on the opening of franchised units and their sales. However, franchise sales and same-store sales information does not represent sales in accordance with U. S. Generally Accepted Accounting Principles (GAAP), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.

Overview

      As of December 31, 2006, we owned and operated 139 and franchised an additional 290 Buffalo Wild Wings Grill & Bar restaurants in 37 states. Of the 429 system-wide restaurants, 81 of those restaurants are located in Ohio. The restaurants have elements of both the quick casual and casual dining styles, both of which are part of a growing industry. Our long-term focus is to grow to a national chain of over 1,000 locations, with 15% annual unit growth over the next three years, continuing the strategy of developing both company-owned and franchised restaurants.

      Our growth and success depend on several factors and trends. First, we continue to monitor and react to changes in our cost of goods sold. The costs of goods sold is difficult to predict, as it ranged from 30.3% to 33.8% of restaurant sales per quarter in 2006 and 2005, mostly due to the price fluctuation in chicken wings. We are working to counteract the volatility of chicken wing prices with the introduction of popular new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We will continue to monitor the cost of fresh chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. We also are exploring purchasing strategies to lessen the severity of cost increases and fluctuations, and are reviewing menu additions and other strategies that may decrease the percentage that fresh chicken wings represent in terms of total restaurant sales. The chart below illustrates the fluctuation in fresh chicken wing prices from quarter to quarter in the last five years.


         [SEE SUPPLEMENTAL PDF FOR AVERAGE QUARTERLY WING PRICES CHART]

      A second factor is our success in new markets. There are inherent risks in opening new restaurants, especially in new markets, for various reasons, including the lack of experience, logistical support, and brand awareness in a new market. These factors may result in lower than anticipated sales and cash flow for new restaurants in new markets. In 2007, we plan to develop company-owned restaurants primarily in markets where we currently have either company-owned or franchised restaurants. We believe this development focus, together with our implementation of revised new restaurant opening procedures, will help to mitigate the overall risk associated with opening restaurants in new markets.

      Third, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume, and, therefore, cash flow per location. We remain committed to high quality operations and guest hospitality, as evidenced by the implementation of our new choice service-style in company-owned and franchised restaurants.

      Our revenue is generated by:

      o Sales at our company-owned restaurants, which represented 89% of total revenue in 2006. Food and nonalcoholic beverages accounted for 72% of restaurant sales. The remaining 28% of restaurant sales was from alcoholic beverages. The menu item with the highest sales volume is chicken wings at 23% of total restaurant sales.

      o Royalties and franchise fees received from our franchisees.

      We generate cash from the operation of our company-owned restaurants and also from franchise royalties and fees. We highlight the specific costs associated with the on-going operation of our company-owned restaurants in the statement of earnings under "Restaurant operating costs." Nearly all of our depreciation expense relates to assets used by our company-owned restaurants. Preopening costs are those costs associated with opening new company-owned restaurants and will vary annually based on the number of new locations opened. Restaurant closures and impairment expense is related to company-owned restaurants, and includes the write-down of underperforming locations, the costs associated with closures of locations and normal asset retirements. Certain other expenses, such as general and administrative, relate to both company-owned restaurant and franchising operations.

      As a growing company, we review our trend in general and administrative expenses, and are focused on reducing this expense as a percentage of revenue.

      We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Each of the fiscal years in the four years ended December 25, 2005 were 52-week years. Our fiscal year ended December 31, 2006 was a 53-week year.

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

   Valuation of Long-Lived Assets and Store Closing Reserves

      We review long-lived assets quarterly to determine if the carrying value of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for 15 months. We evaluate the recoverability of a restaurant's long-lived assets, including leasehold improvements, equipment and fixtures over its remaining lease term, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. During fiscal 2006, 2005, and 2004, we recognized $481,000, $1.7 million, and $453,000 million, respectively, of asset impairment charges.

      In addition to the valuation of long-lived assets, we also record a store closing reserve when a restaurant is abandoned. The store closing reserve is subject to significant judgment as accruals are made for lease payments on abandoned leased facilities. Many factors, including the local business environment, other available lease sites, and the willingness of lessors to negotiate lease buyouts are considered in making the accruals. We estimate future lease obligations based on these factors and evaluate quarterly the adequacy of the estimated reserve based on current market conditions. During 2006, we recorded a reserve of $54,000 for a restaurant that closed in the fourth quarter of 2006.

      The reconciliation of the store closing reserve for the years ended December 31, 2006, December 25, 2005, and December 26, 2004 is as follows (in thousands):


                                            As of                       As of
                                           Dec. 25,   2006     Costs   Dec. 31,
                                             2005   provision incurred   2006
                                           -------- --------- -------- --------
Remaining lease obligation and utilities      $ --     $  54    $  --     $ 54
                                           -------- --------- -------- --------
                                              $ --     $  54    $  --     $ 54
                                           ======== ========= ======== ========


                                            As of                       As of
                                           Dec. 26,   2005     Costs   Dec. 25,
                                             2004   provision incurred   2005
                                           -------- --------- -------- --------
Remaining lease obligation and utilities      $136     $  --    $(136)    $ --
                                           -------- --------- -------- --------
                                              $136     $  --    $(136)    $ --
                                           ======== ========= ======== ========


                                            As of                       As of
                                           Dec. 28,   2004     Costs   Dec. 26,
                                             2003   provision incurred   2004
                                           -------- --------- -------- --------
Remaining lease obligation and utilities      $211     $   1    $(76)     $136
Broker fees                                     11      (11 )     --        --
                                           -------- --------- -------- --------
                                              $222     $(10 )   $(76)     $136
                                           ======== ========= ======== ========


      Vendor Allowances

      Vendor allowances include allowances and other funds received from vendors. Certain of these funds are determined based on various quantitative contract terms. We also receive vendor allowances from certain manufacturers and distributors calculated based upon purchases made by franchisees. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction of the related expense. Amounts that represent a reduction of inventory purchase costs are recorded as a reduction of inventoriable costs. We record an estimate of earned vendor allowances that are calculated based upon monthly purchases. We generally receive payment from vendors approximately 30 days from the end of a month for that month's purchases. During fiscal 2006, 2005, and 2004, vendor allowances were recorded as a reduction in inventoriable costs, and cost of sales was reduced by $4.2 million, $4.0 million, and $3.9 million, respectively.

      Revenue Recognition -- Franchise Operations

      Our franchise agreements have terms ranging from 10 to 20 years. These agreements also convey extension terms of 5 or 10 years depending on contract terms and if certain conditions are met. We provide training, preopening assistance and restaurant operating assistance in exchange for area development fees, franchise fees and royalties of 5% of the franchised restaurant's sales. Franchise fee revenue from individual franchise sales is recognized upon the opening of the restaurant when we have performed all of our material obligations and initial services. Area development fees are dependent upon the number of restaurants granted in the agreement as are our obligations under the area development agreement. Consequently, as our obligations are met, area development fees are recognized in relation to the expenses incurred with the opening of each new restaurant and any royalty-free periods. Royalties are accrued as earned and are calculated each period based on reported franchisees' sales.

      Self-Insurance Liability

      We are self-insured for a significant portion of our risks and associated liabilities with respect to workers' compensation, general liability, and employee health benefits. The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims that may have arisen but have not yet been reported to us as of the balance sheet date. Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, and claims development history. We maintain stop-loss coverage with third-party insurers to limit our total exposure for each of these programs. Significant judgment is required to estimate claims incurred but not reported as parties have yet to assert such claims. If actual claims trends, including the frequency or severity of claims, differ from our estimates, our financial results could be impacted.

Results of Operations

      Our operating results for 2006, 2005, and 2004 are expressed as a percentage of total revenue below, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales.

                                                     Fiscal Years Ended
                                               ------------------------------
                                               Dec. 31,  Dec. 25,   Dec. 26,
                                                 2006      2005       2004
                                               --------- --------- ----------
Revenue:
    Restaurant sales                               88.8%     88.6%      89.0%
    Franchising royalties and fees                 11.2      11.4       11.0
                                               --------- --------- ----------

              Total revenue                       100.0     100.0      100.0
                                               --------- --------- ----------

Costs and expenses:
    Restaurant operating costs:
         Cost of sales                             30.8      31.6       33.8
         Labor                                     29.5      29.8       28.8
         Operating                                 16.6      16.0       15.2
         Occupancy                                  7.1       7.6        6.7
Depreciation                                        5.2       5.6        5.7
General and administrative                         10.9      10.6       11.3
Preopening                                          1.1       1.2        1.2
Restaurant impairment and closures                  0.4       0.9        0.3
                                               --------- --------- ----------

              Total costs and expenses             92.3      93.8       93.8
                                               --------- --------- ----------

Income from operations                              7.7       6.2        6.2
         Interest income                            0.8       0.6        0.4
                                               --------- --------- ----------

Earnings before income taxes                        8.6       6.8        6.6
Income tax expense                                  2.7       2.6        2.4
                                               --------- --------- ----------

Net earnings                                        5.8%      4.2%       4.2%
                                               ========= ========= ==========

The number of company-owned and franchised restaurants open are as follows:

                                                           As of
                                               ------------------------------
                                               Dec. 31,  Dec. 25,   Dec. 26,
                                                 2006      2005       2004
                                               --------- --------- ----------
Company-owned restaurants                           139       122        103
Franchised restaurants                              290       248        203

     The restaurant sales for company-owned and franchised restaurants are as follows (in thousands of dollars):

                                                      Fiscal Years Ended
                                              ----------------------------------
                                               Dec. 31,    Dec. 25,    Dec. 26,
                                                 2006        2005        2004
                                              ---------   ---------   ----------
Company-owned restaurant sales                $ 247,150   $ 185,823   $ 152,221
Franchised restaurant sales                     621,897     470,667     359,175

     Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

                                                      Fiscal Years Ended
                                              ----------------------------------
                                               Dec. 31,    Dec. 25,    Dec. 26,
                                                 2006        2005        2004
                                              ----------  ----------  ----------
Company-owned same-store sales                     10.4%        3.2%        9.7%
Franchised same-store sales                         6.1         2.2         7.6

     The annual average prices paid per pound for fresh chicken wings are as follows:

                                                      Fiscal Years Ended
                                              ----------------------------------
                                               Dec. 31,    Dec. 25,    Dec. 26,
                                                 2006        2005        2004
                                              ----------  ----------  ----------
Annual average price per pound                $    1.17   $    1.20   $    1.39

Fiscal Year 2006 Compared to Fiscal Year 2005

     Restaurant sales increased by $61.3 million, or 33.0%, to $247.2 million in 2006 from $185.8 million in 2005. The increase in restaurant sales was due to a $37.6 million increase associated with the opening of 18 new company-owned restaurants in 2006 and the 29 company-owned restaurants opened before 2006 that did not meet the criteria for same-store sales and $18.1 million increase caused by a 10.4% increase in same-store sales, and $5.7 million related to sales in the 53rd week of fiscal 2006.

     Franchise royalties and fees increased by $7.2 million, or 30.0%, to $31.0 million in 2006 from $23.9 million in 2005. The increase was due primarily to additional royalties collected from the 45 new franchised restaurants that opened in 2006 and a full year of operations for the 47 franchised restaurants that opened in 2005. Same-store sales for franchised restaurants increased 6.1%. In the 53rd week of fiscal 2006, we recognized $768,000 of franchise royalties and fees.

     Cost of sales increased by $17.3 million, or 29.5%, to $76.1 million in 2006 from $58.8 million in 2005 due primarily to more restaurants being operated in 2006. Cost of sales as a percentage of restaurant sales decreased to 30.8% in 2006 from 31.6% in 2005. The decrease in cost of sales as a percentage of restaurant sales was primarily due to the reduction of chicken wing prices and the leverage of food costs related to menu price increases. Fresh chicken wings were 24% of cost of goods sold in 2006 compared to 27% in 2005. This decrease was primarily due to the decrease in average wing costs to $1.17 per pound in 2006 from $1.20 per pound in 2005 and menu price increases taken in the fall of 2006.

     Labor expenses increased by $17.6 million, or 31.8%, to $73.0 million in 2006 from $55.4 million in 2005 due primarily to more restaurants being operated in 2006. Labor expenses as a percentage of restaurant sales decreased to 29.5% in 2006 from 29.8% in 2005. Labor costs for our restaurants were lower than the prior year primarily due to lower health insurance costs partially offset by higher incentive compensation costs.

     Operating expenses increased by $11.4 million, or 38.3%, to $41.1 million in 2006 from $29.7 million in 2005 due primarily to more restaurants being operated in 2006. Operating expenses as a percentage of restaurant sales increased to 16.6% in 2006 from 16.0% in 2005. The increase in operating expenses as a percentage of restaurant sales was primarily due to the 0.5% increase in contributions to the advertising fund. Increases in other operating costs, such as credit card fees, repair and maintenance costs, and supplies were offset by lower insurance and utility costs.

     Occupancy expenses increased by $3.4 million, or 23.7%, to $17.5 million in 2006 from $14.2 million in 2005 due primarily to more restaurants being operated in 2006. Occupancy expenses as a percentage of restaurant sales decreased to 7.1% in 2006 from 7.6% in 2005. The decrease in occupancy expense as a percentage of restaurant sales was primarily due to better leverage of costs with the higher sales levels.

     Depreciation increased by $2.7 million, or 23.2%, to $14.5 million in 2006 from $11.8 million in 2005. The increase was primarily due to the additional depreciation on 18 new restaurants opened in 2006 and 19 restaurants opened in 2005 and operated for a full year in 2006.

     General and administrative expenses increased by $8.1 million, or 36.2%, to $30.4 million in 2006 from $22.3 million in 2005. General and administrative expenses as a percentage of total revenue increased to 10.9% in 2006 from 10.6% in 2005. We adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, we recognized $3.2 million of stock-based compensation in 2006. In 2005, we recognized $1.7 million of stock-based compensation under APB 25 and other related pronouncements. Exclusive of stock-based compensation, our general and administrative expenses remained flat as a percentage of total revenue at 9.8% in 2006 and 2005.

     Preopening costs increased by $478,000, or 18.4%, to $3.1 million in 2006 from $2.6 million in 2005. In 2006, we opened 18 new company-owned restaurants and incurred costs of approximately $29,000 for restaurants opening in 2007. In 2005, we opened 19 new company-owned restaurants and incurred costs of approximately $38,000 for restaurants that opened in 2006 and incurred $44,000 for restaurants that opened in 2004. Average preopening cost per restaurant was $170,000 and $132,000 in 2006 and 2005, respectively. The increase in average preopening cost per restaurant is primarily due to the expensing of preopening rent under a new accounting pronouncement for 2006.

     Restaurant impairment and closures decreased by $983,000, or 49.4%, to $1.0 million in 2006 from $2.0 million in 2005. The expense in 2006 included the asset impairment of one underperforming restaurant in Atlanta of $481,000, and the disposal of miscellaneous equipment, and the closure costs for one store. The expense in 2005 included a $1 million impairment loss with respect to certain assets of three underperforming restaurants in Atlanta and the disposal of miscellaneous equipment. In addition, the assets and goodwill impairment of $621,000 for one underperforming restaurant in North Carolina occurred in 2005.

     Interest income increased by $1.0 million to $2.3 million in 2006 from $1.3 million in 2005. The increase was primarily due to the rise in short-term interest rates during the first half of 2006. Cash and marketable securities balances at the end of the year were $64.6 million in 2006 compared to $52.4 million in 2005.

     Provision for income taxes increased $2.1 million to $7.6 million in 2006 from $5.4 million in 2005. The effective tax rate as a percentage of income before taxes decreased to 31.7% in 2006 from 38.0% in 2005. The effective tax rate decrease was primarily due to higher federal tax credits, increased tax-exempt income and reduced state income tax due to changes in state apportionment factors. The reduction in state taxes is a result of new restaurants opening in states with favorable income tax rates and the phase-out of the Ohio income tax and phase-in of the Ohio franchise tax (Commercial Activity Tax). For 2007, we believe our effective tax rate will be between 34% and 35%.

     We estimate the 53rd week in fiscal 2006 contributed approximately $0.16 of earnings per diluted share.

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

     General and administrative expenses increased by $2.9 million, or 15.1%, to $22.3 million in 2005 from $19.4 million in 2004. General and administrative expenses as a percentage of total revenue decreased to 10.6 % in 2005 from 11.3% in 2004. This decrease was primarily due to a planned decrease in general and administrative expense growth relative to sales growth. However, this decrease was partially offset by an incremental $792,000 of stock-based compensation expense in 2005 related to the vesting of additional restricted stock units.

     Preopening costs increased by $557,000, or 27.3%, to $2.6 million in 2005 from $2.0 million in 2004. In 2005, we opened 19 new company-owned restaurants, incurred cost of approximately $38,000 for restaurants opening in 2006 and incurred $44,000 for restaurants that opened in 2004. In 2004, we opened 19 new company-owned restaurants, incurred costs of approximately $100,000 for restaurants opening in 2005, and incurred costs of approximately $30,000 for restaurants that opened in 2003. Average preopening cost per restaurant was $132,000 and $94,000 in 2005 and 2004, respectively. The increase was reflective of additional training and development of managers and team members at new locations.

     Restaurant impairment and closures increased by $1.4 million, or 247.5%, to $2.0 million in 2005 from $573,000 in 2004. On January 10, 2006, we concluded that we should recognize a $1 million impairment loss with respect to certain assets of three underperforming restaurants in Atlanta. In addition, the write-down of the assets and goodwill of one underperforming restaurant in North Carolina was recognized during the third quarter of 2005. The expense in 2004 represented the asset impairment of two underperforming restaurants, additional reserves related to a restaurant which closed in 2002, and the write-off of miscellaneous equipment.

     Interest income increased by $669,000 to $1.3 million in 2005 from $671,000 in 2004. The majority of our investments were in short-term municipal securities. The increase in interest income was primarily due to the rise in short-term interest rates throughout 2005. Cash and marketable securities balances at the end of the year were $52.4 million in 2005 compared to $49.0 million in 2004.

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

Liquidity and Capital Resources

     Our primary liquidity and capital requirements have been for new restaurant construction, remodeling and maintaining our existing company-owned restaurants, working capital and other general business needs. Our main sources of liquidity and capital during the last three years have been cash flows from operations and the issuance of common stock through an initial public offering in November 2003. The cash and marketable securities balance at December 31, 2006 was $64.6 million. We invest our cash balances in debt securities with the focus on protection of principal, adequate liquidity and maximization of after-tax returns. As of December 31, 2006, nearly all excess cash was invested in high quality municipal securities.

     During fiscal 2006, 2005, and 2004, net cash provided by operating activities was $33.0 million, $24.6 million, and $20.8 million, respectively. Net cash provided by operating activities in 2006 consisted primarily of net earnings adjusted for non-cash expenses, an increase in accrued expenses and income taxes payable, partially offset by an increase in accounts receivable and a decrease in accounts payable. The increase in accrued expenses was due to a greater number of restaurants and related payroll and operating costs, and higher incentive and deferred compensation costs partially offset by lower health insurance costs. The increase in income taxes payable and decrease in accounts payable was due to timing of payments. The increase in accounts receivable was due to higher credit card sales and tenant allowances compared to prior year. The purchase of marketable securities in 2006 relates to trading securities for a deferred compensation plan.

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

     Net cash used in investing activities for 2006, 2005, and 2004 was $26.8 million, $33.9 million, and $59.3 million, respectively. Investing activities included purchases of property and equipment related to the opening of new restaurants in all periods. In 2006, 2005, and 2004, we opened 18, 19, and 19 new restaurants, respectively. In 2007, we expect capital expenditures for over 20 new company-owned restaurants to cost approximately $1.2 million per location and expenditures of approximately $12 million for the maintenance and remodels of existing restaurants and the relocation of our home office in Minneapolis. In 2006, we purchased $108.3 million of marketable securities and received proceeds of $105.3 million as investments in marketable securities matured or were sold. In 2005, we purchased $91.5 million of marketable securities and received proceeds of $79.5 million as investments in marketable securities matured or were sold. In 2004, we purchased $95.5 million of marketable securities and received proceeds of $58.9 million as investments in marketable securities matured.

     Net cash provided by financing activities for 2006, 2005 and 2004 was $1.6 million, $730,000, and $1.6 million, respectively. Net cash provided by financing activities for 2006 resulted primarily from the issuance of common stock for options exercised and employee stock purchases of $1.1 million and excess tax benefits for restricted stock issuances of $1.2 million partially offset by tax payments for restricted stock of $686,000. Net cash provided by financing activities for 2005 resulted from the issuance of common stock for options exercised and employee stock purchases of $1.0 million partially offset by tax payments for restricted stock of $284,000. Net cash provided by financing activities for 2004 resulted primarily from the issuance of common stock for warrants exercised, stock options exercised, and employee stock purchases of $1.6 million. No additional funding from the issuance of common stock (other than from the exercise of options and employee stock purchases) is anticipated in 2007.

     Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. Except for one restaurant building, we do not currently own any of the land or buildings in which our restaurants operate and therefore do not have the ability to enter into sale-leaseback transactions as a potential source of cash.

     The following table presents a summary of our contractual operating lease obligations and commitments as of December 31, 2006:

                                                                        Payments Due By Period
                                                                            (in thousands)
                                                           -------------------------------------------------
                                                            Less than                               After 5
                                                Total        one year     1-3 years    3-5 years     years
                                             ------------  ------------  -----------  -----------  ---------
Operating lease obligations                  $   130,956        16,010       29,726       25,647     59,573
Commitments for restaurants under
 development                                      11,896           534        2,115        2,136      7,111
                                             ------------  ------------  -----------  -----------  ---------
    Total                                    $   142,852        16,544       31,841       27,783     66,684
                                             ============  ============  ===========  ===========  =========

     Prior to our initial public offering, we operated with a net working capital deficit utilizing our cash from operations and proceeds from equity financings and equipment leasing to fund our operations and our expansion. Since our initial public offering, we have maintained a cash and marketable securities balance in excess of $49 million and have funded our capital expenditures from cash provided by operations. We believe the cash flows from our operating activities in 2007 will also be sufficient to fund our capital expenditures for the current year.

Recent Accounting Pronouncements

     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109," which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we will adopt the new requirements in the first quarter of 2007. The cumulative effect, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The adoption of FIN 48 is not expected to have a significant impact on our financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures above fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We have not yet determined the effect on our financial statements, if any, upon adoption of SFAS 157.

     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). The intent of SAB 108 is to reduce the diversity in practice for the method used to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB 108 is effective for fiscal years ending after November 15, 2006, and we adopted the new requirements in fiscal 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

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

Results of Quarterly Operations (unaudited)

                        Mar. 27, Jun. 26, Sep. 25, Dec. 25, Mar. 26, Jun. 25, Sep. 24, Dec. 31,
                          2005     2005     2005     2005     2006     2006     2006   2006(1)
                        -------- -------- -------- -------- -------- -------- -------- --------
Revenue:
    Restaurant sales    $45,073  $42,570  $45,892  $52,288  $57,092  $55,036  $60,800  $74,222
    Franchise royalties
     and fees             5,720    5,653    5,840    6,664    7,169    7,224    7,548    9,092
                        -------- -------- -------- -------- -------- -------- -------- --------

Total revenue            50,793   48,223   51,732   58,952   64,261   62,260   68,348   83,314
                        -------- -------- -------- -------- -------- -------- -------- --------

Costs and expenses:
    Restaurant
     operating costs:
         Cost of sales   15,231   13,291   14,096   16,153   18,005   17,028   18,557   22,497
         Labor           13,217   12,976   13,743   15,467   16,595   16,562   18,265   21,608
         Operating        6,857    6,666    7,529    8,665    9,443    9,236   10,291   12,117
         Occupancy        3,156    3,395    3,616    4,005    4,089    4,269    4,450    4,721
    Depreciation          2,675    2,832    2,998    3,260    3,330    3,433    3,649    4,080
    General and
     administrative       5,626    5,634    5,383    5,660    7,078    7,441    7,600    8,255
    Preopening              313      600      818      868      487    1,034      755      801
    Restaurant
     impairment and
     closures                18        4      849    1,120      210       44      102      652
                        -------- -------- -------- -------- -------- -------- -------- --------

Total costs and
 expenses                47,093   45,398   49,032   55,198   59,237   59,047   63,669   74,731
                        -------- -------- -------- -------- -------- -------- -------- --------

Income from operations    3,700    2,825    2,700    3,754    5,024    3,213    4,679    8,583
    Interest income         272      337      349      382      470      500      556      813
                        -------- -------- -------- -------- -------- -------- -------- --------

Earnings before income
 taxes                    3,972    3,162    3,049    4,136    5,494    3,713    5,235    9,396
Income tax expense        1,521    1,226    1,174    1,518    1,978    1,281    1,709    2,597
                        -------- -------- -------- -------- -------- -------- -------- --------

Net earnings            $ 2,451  $ 1,936  $ 1,875  $ 2,618  $ 3,516  $ 2,432  $ 3,526  $ 6,799
                        ======== ======== ======== ======== ======== ======== ======== ========


Earnings per common
 share - basic             0.29     0.23     0.22     0.31     0.41     0.28     0.41     0.79
Earnings per common
 share - diluted           0.28     0.22     0.22     0.30     0.40     0.28     0.40     0.77
Weighted average shares
 outstanding - basic      8,367    8,448    8,473    8,482    8,532    8,556    8,598    8,624
Weighted average shares
 outstanding - diluted    8,677    8,675    8,678    8,711    8,736    8,755    8,762    8,839

(1)  We utilize a thirteen-week quarterly accounting period. However, fiscal
     2006 is a 53-week year, with the quarter ending December 31, 2006 comprising fourteen weeks.

Results of Quarterly Operations (unaudited)

                                     Mar. 27, Jun. 26, Sep. 25, Dec. 25, Mar. 26, Jun. 25, Sep. 24, Dec. 31,
                                       2005     2005     2005     2005     2006     2006     2006   2006(1)
                                     -------- -------- -------- -------- -------- -------- -------- --------
Revenue:
    Restaurant sales                    88.7%    88.3%    88.7%    88.7%    88.8%    88.4%    89.0%    89.1%
    Franchise royalties and fees        11.3     11.7     11.3     11.3     11.2     11.6     11.0     10.9
                                     -------- -------- -------- -------- -------- -------- -------- --------

Total revenue                          100.0    100.0    100.0    100.0    100.0    100.0    100.0    100.0
                                     -------- -------- -------- -------- -------- -------- -------- --------

Costs and expenses:
    Restaurant operating costs:
         Cost of sales                  33.8     31.2     30.7     30.9     31.5     30.9     30.5     30.3
         Labor                          29.3     30.5     29.9     29.6     29.1     30.1     30.0     29.1
         Operating                      15.2     15.7     16.4     16.6     16.5     16.8     16.9     16.3
         Occupancy                       7.0      8.0      7.9      7.7      7.2      7.8      7.3      6.4
    Depreciation                         5.3      5.9      5.8      5.5      5.2      5.5      5.3      4.9
    General and administrative          11.1     11.7     10.4      9.6     11.0     12.0     11.1      9.9
    Preopening                           0.6      1.2      1.6      1.5      0.8      1.7      1.1      1.0
    Restaurant impairment and
     closures                            0.0      0.0      1.6      1.9      0.3      0.1      0.1      0.8
                                     -------- -------- -------- -------- -------- -------- -------- --------

Total costs and expenses                92.7     94.1     94.8     93.6     92.2     94.8     93.2     89.7
                                     -------- -------- -------- -------- -------- -------- -------- --------

Income from operations                   7.3      5.9      5.2      6.4      7.8      5.2      6.8     10.3
    Interest income                      0.5      0.7      0.7      0.6      0.7      0.8      0.8      1.0
                                     -------- -------- -------- -------- -------- -------- -------- --------

Earnings before income taxes             7.8      6.6      5.9      7.0      8.5      6.0      7.7     11.3
Income tax expense                       3.0      2.5      2.3      2.6      3.1      2.1      2.5      3.1
                                     -------- -------- -------- -------- -------- -------- -------- --------

Net earnings                             4.8%     4.0%     3.6%     4.4%     5.5%     3.9%     5.2%     8.2%
                                     ======== ======== ======== ======== ======== ======== ======== ========

(1) We utilize a thirteen-week quarterly accounting period. However, fiscal 2006 is a 53-week year, with the quarter ending December 31, 2006 comprising fourteen weeks.

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

     Inflation

     The primary inflationary factors affecting our operations are food, labor, and restaurant operating costs. Substantial increases in these costs could impact operating results to the extent that such increases cannot be passed along through higher menu prices. A large number of our restaurant personnel are paid at rates based on the applicable federal and state minimum wages, and increases in the minimum wage rates and tip-credit wage rates could directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases. During 2005, we were affected by higher diesel and natural gas prices. We believe inflation has not had a material impact on our results of operations in recent years.

     Commodity Price Risk

     Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. We use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is fresh chicken wings. We purchase fresh chicken wings based on current market prices that are subject to monthly fluctuation. A material increase in fresh chicken wing costs may adversely affect our operating results. Fresh chicken wing prices in 2006 averaged 3% lower than 2005 as the average price per pound dropped to $1.17 in 2006 from $1.20 in 2005. If there is a significant rise in the price of fresh chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. Fresh chicken wings accounted for approximately 24%, 27%, and 34% of our cost of sales in 2006, 2005, and 2004, respectively, with an annual average price per pound of $1.17, $1.20, and $1.39, respectively. A 10% increase in fresh chicken wing costs during 2006, would have increased restaurant cost of sales by approximately $1.8 million for fiscal 2006. Additional information related to chicken wing prices and our approaches to managing the volatility thereof is included in Item 7 under "Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For supplemental information regarding quarterly results of operations, refer to Item 7, "Quarterly Results of Operations."

                            BUFFALO WILD WINGS, INC.

                   Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm                                                             32

Consolidated Balance Sheets as of December 31, 2006 and December 25, 2005                                           33

Consolidated Statements of Earnings for the Years Ended December 31, 2006, December 25, 2005, and December 26,
  2004                                                                                                              34

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2006, December 25, 2005, and
  December 26, 2004                                                                                                 35

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, December 25, 2005, and December
  26, 2004                                                                                                          36

Notes to Consolidated Financial Statements                                                                          37

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Buffalo Wild Wings, Inc.:

     We have audited the accompanying consolidated balance sheets of Buffalo Wild Wings, Inc. and subsidiaries (the Company) as of December 31, 2006 and December 25, 2005, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buffalo Wild Wings, Inc. and subsidiaries as of December 31, 2006 and December 25, 2005, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

     As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," on December 26, 2005.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 8, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of internal controls over financial reporting.



                                                          /S/  KPMG LLP

Minneapolis, Minnesota
March 8, 2007

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     December 31, 2006 and December 25, 2005
                          (Dollar amounts in thousands)

                                                      December 31, December 25,
                                                          2006         2005
                                                      ------------ ------------
                   Assets
Current assets:
    Cash and cash equivalents                         $    11,756        3,986
    Marketable securities                                  52,829       48,418
    Accounts receivable - franchisees, net of
     allowance of $47 and $25, respectively                   929          731
    Accounts receivable - other                             5,212        3,700
    Inventory                                               1,767        1,502
    Prepaid expenses                                        1,052        1,972
    Deferred income taxes                                   1,405          770
                                                      ------------ ------------
         Total current assets                              74,950       61,079

Property and equipment, net                                78,137       68,693
Restricted cash                                             6,007        2,115
Other assets                                                1,720          867
Goodwill                                                      369          369
                                                      ------------ ------------
         Total assets                                 $   161,183      133,123
                                                      ============ ============

    Liabilities and Stockholders' Equity
Current liabilities:
    Unearned franchise fees                           $     2,347        2,194
    Accounts payable                                        5,874        6,628
    Income taxes payable                                      264          102
    Accrued compensation and benefits                      10,963        6,775
    Accrued expenses                                        5,538        3,900
    Current portion of deferred lease credits                 794          604
                                                      ------------ ------------
         Total current liabilities                         25,780       20,203

Long-term liabilities:
    Other liabilities                                         478           --
    Marketing fund payables                                 6,007        2,115
    Deferred income taxes                                   3,162        4,755
    Deferred lease credits, net of current portion          9,540        9,202
                                                      ------------ ------------
         Total liabilities                                 44,967       36,275
                                                      ------------ ------------

Commitments and contingencies (notes 4 and 13)
Stockholders' equity:
    Undesignated stock, 5,600,000 shares authorized;
     none issued                                               --           --
    Common stock, no par value. Authorized 15,600,000
     shares; issued and outstanding 8,795,590, and
     8,616,222, respectively                               75,030       74,503
    Deferred compensation                                      --       (2,568)
    Retained earnings                                      41,186       24,913
                                                      ------------ ------------
         Total stockholders' equity                       116,216       96,848
                                                      ------------ ------------

         Total liabilities and stockholders' equity   $   161,183      133,123
                                                      ============ ============

          See accompanying notes to consolidated financial statements.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
 Fiscal years ended December 31, 2006, December 25, 2005, and December 26, 2004
         (Dollar amounts in thousands except share and per share data)

                                                            Fiscal years ended
                                                 ----------------------------------------
                                                 December 31,  December 25,  December 26,
                                                     2006          2005          2004
                                                 ------------  ------------  ------------
Revenue:
    Restaurant sales                             $   247,150       185,823       152,221
    Franchise royalties and fees                      31,033        23,877        18,827
                                                 ------------  ------------  ------------

              Total revenue                          278,183       209,700       171,048
                                                 ------------  ------------  ------------

Costs and expenses:
    Restaurant operating costs:
         Cost of sales                                76,087        58,771        51,507
         Labor                                        73,030        55,403        43,853
         Operating                                    41,087        29,717        23,080
         Occupancy                                    17,529        14,172        10,259
    Depreciation                                      14,492        11,765         9,717
    General and administrative (1)                    30,374        22,303        19,372
    Preopening                                         3,077         2,599         2,042
    Restaurant impairment and closures                 1,008         1,991           573
                                                 ------------  ------------  ------------

              Total costs and expenses               256,684       196,721       160,403
                                                 ------------  ------------  ------------

Income from operations                                21,499        12,979        10,645
    Interest income                                    2,339         1,340           671
                                                 ------------  ------------  ------------

Earnings before income taxes                          23,838        14,319        11,316
Income tax expense                                     7,565         5,439         4,115
                                                 ------------  ------------  ------------

Net earnings                                          16,273         8,880         7,201
                                                 ============  ============  ============


Earnings per common share - basic                $      1.90          1.05          0.88
Earnings per common share - diluted                     1.85          1.02          0.84
Weighted average shares outstanding - basic        8,578,328     8,446,200     8,165,078
Weighted average shares outstanding - diluted      8,814,337     8,708,494     8,603,881

(1) Includes stock-based compensation of $3,216, $1,700, and $909, respectively

          See accompanying notes to consolidated financial statements.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 Fiscal years ended December 31, 2006, December 25, 2005, and December 26, 2004
                          (Dollar amounts in thousands)


                                                        Common Stock
                                                  ------------------------     Deferred      Retained
                                                    Shares       Amount      Compensation    Earnings     Total
                                                  -----------  -----------  --------------  ----------  ---------
Balance at December 28, 2003                       7,981,945   $   66,235              --       8,832     75,067

Net earnings                                              --           --              --       7,201      7,201
Shares issued under employee stock purchase plan      28,453          522              --          --        522
Net issuances of restricted stock                     78,639        2,726          (2,726)         --         --
Exercise of warrants                                 132,455          317              --          --        317
Exercise of stock options                            204,279          733              --          --        733
Tax benefit from stock issued                             --          958              --          --        958
Stock-based compensation                                  --           --             909          --        909
                                                  -----------  -----------  --------------  ----------  ---------

Balance at December 26, 2004                       8,425,771   $   71,491          (1,817)     16,033     85,707

Net earnings                                              --           --              --       8,880      8,880
Shares issued under employee stock purchase plan      21,238          506              --          --        506
Net issuances of restricted stock                     64,851        1,589          (2,451)         --       (862)
Exercise of stock options                            104,362          508              --          --        508
Tax benefit from stock issued                             --          409              --          --        409
Stock-based compensation                                  --           --           1,700          --      1,700
                                                  -----------  -----------  --------------  ----------  ---------

Balance at December 25, 2005                       8,616,222   $   74,503          (2,568)     24,913     96,848

Net earnings                                              --           --              --      16,273     16,273
Shares issued under employee stock purchase plan      18,402          528              --          --        528
Net issuances of restricted stock                     74,977       (4,943)          2,568          --     (2,375)
Exercise of stock options                             85,989          573              --          --        573
Tax benefit from stock issued                             --        1,153              --          --      1,153
Stock-based compensation                                  --        3,216              --          --      3,216
                                                  -----------  -----------  --------------  ----------  ---------
Balance at December 31, 2006                       8,795,590   $   75,030              --      41,186    116,216
                                                  ===========  ===========  ==============  ==========  =========


          See accompanying notes to consolidated financial statements.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
 Fiscal years ended December 31, 2006, December 25, 2005, and December 26, 2004
                          (Dollar amounts in thousands)

                                                                                       Fiscal years ended
                                                                         ----------------------------------------------
                                                                          December 31,    December 25,    December 26,
                                                                              2006            2005            2004
                                                                         --------------  --------------  --------------
Cash flows from operating activities:
  Net earnings                                                           $      16,273           8,880           7,201
  Adjustments to reconcile net earnings to cash provided by operations:
      Depreciation                                                              14,492          11,765           9,717
      Amortization                                                                 (54)             90             151
      Restaurant impairment and closures                                         1,008           1,991             573
      Deferred lease credits                                                       393             362             142
      Deferred income taxes                                                     (2,228)         (1,473)          1,947
      Stock-based compensation                                                   3,216           1,700             909
      Tax benefit from stock issuance                                               --             409             958
      Excess tax benefit from stock issuance                                    (1,153)             --              --
      Change in operating assets and liabilities:
          Purchase of marketable securities                                     (1,288)             --              --
          Accounts receivable                                                   (1,575)         (1,064)         (1,023)
          Inventory                                                               (265)           (295)           (229)
          Prepaid expenses                                                         920            (502)           (240)
          Other assets                                                            (853)            (93)            (72)
          Unearned franchise fees                                                  153            (239)            474
          Accounts payable                                                      (1,884)          1,163            (166)
          Income taxes                                                           1,315           1,829          (1,360)
          Accrued expenses                                                       4,561              95           1,772
                                                                         --------------  --------------  --------------
              Net cash provided by operating activities                         33,031          24,618          20,754
                                                                         --------------  --------------  --------------

Cash flows from investing activities:
  Acquisition of property and equipment                                        (23,760)        (21,865)        (22,702)
  Purchase of marketable securities                                           (108,328)        (91,539)        (95,475)
  Proceeds of marketable securities                                            105,259          79,485          58,870
                                                                         --------------  --------------  --------------
              Net cash used in investing activities                            (26,829)        (33,919)        (59,307)
                                                                         --------------  --------------  --------------

Cash flows from financing activities:
  Issuance of common stock                                                       1,101           1,014           1,572
  Tax payments for restricted stock                                               (686)           (284)             --
  Excess tax benefit from stock issuance                                         1,153              --              --
                                                                         --------------  --------------  --------------
              Net cash provided by financing activities                          1,568             730           1,572
                                                                         --------------  --------------  --------------
              Net increase (decrease) in cash and cash equivalents               7,770          (8,571)        (36,981)

Cash and cash equivalents at beginning of year                                   3,986          12,557          49,538
                                                                         --------------  --------------  --------------
Cash and cash equivalents at end of year                                 $      11,756           3,986          12,557
                                                                         ==============  ==============  ==============

          See accompanying notes to consolidated financial statements.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 31, 2006 and December 25, 2005
             (Dollar amounts in thousands, except per-share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies

   (a) Nature of Business

     The Company was organized for the purpose of operating Buffalo Wild Wings(R) restaurants, as well as selling Buffalo Wild Wings restaurant franchises. In exchange for the initial and continuing franchise fees received, the Company gives franchisees the right to use the name Buffalo Wild Wings.

     At December 31, 2006, December 25, 2005, and December 26, 2004, the Company operated 139, 122, and 103 Company-owned restaurants, respectively, and had 290, 248, and 203 franchised restaurants, respectively.

   (b) Principles of Consolidation

     The consolidated financial statements include the accounts of Buffalo Wild Wings, Inc. and its wholly owned subsidiaries (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

   (c) Fiscal Year

     The Company utilizes a 52- or 53-week accounting period that ends on the last Sunday in December. The fiscal year ended December 31, 2006 was a 53-week year with the quarter ended December 31, 2006 comprising fourteen weeks. The fiscal years ended December 25, 2005, and December 26, 2004, comprised 52 weeks. The 53rd week of fiscal 2006 contributed $5,663 in restaurant sales and $768 in royalties and fees.

   (d) Restaurant Sales Concentration

     As of December 31, 2006, the Company operated 22 Company-owned restaurants and had 59 franchised restaurants in the state of Ohio. The Company-owned restaurants in Ohio aggregated 18.6%, 22.3%, and 26.5%, respectively, of the Company's restaurant sales in fiscal 2006, 2005, and 2004. The Company is subject to adverse trends and economic conditions in that state.

   (e) Cash and Cash Equivalents

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

   (f) Marketable Securities

     Marketable securities consist of available-for-sale securities and trading securities that are carried at fair value and held-to-maturity securities that are stated at amortized cost, which approximates market.

     Available-for-sale securities are classified as current assets based upon the Company's intent and ability to use any and all of the securities as necessary to satisfy the operational requirements of its business. Realized gains and losses from the sale of available-for-sale securities were not material for fiscal 2006. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. The available-for-sale investments carry short-term repricing features which generally result in these investments having a value at or near par value
(cost).

     Trading securities are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings as interest income. In 2006, we funded a deferred compensation plan using trading assets in a marketable equity portfolio. This portfolio is held to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. These deferred compensation liabilities were $1,237 in 2006 and are included in accrued compensation and benefits on the consolidated balance sheets.

   (g) Accounts Receivable

     Accounts receivable - franchisees represents royalty receivables from the Company's franchisees. Accounts receivable - other consists primarily of contractually-determined receivables for leasehold improvements, credit cards, vendor rebates, and purchased interest on investments.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 31, 2006 and December 25, 2005
             (Dollar amounts in thousands, except per-share amounts)

   (h) Inventories

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

     The Company purchases its product from a number of suppliers and believes there are alternative suppliers. The Company has minimum purchase commitments from some of its vendors but the terms of the contracts and nature of the products are such that purchase requirements do not create a market risk. The primary food product used by Company- owned and franchised restaurants is fresh chicken wings. Fresh chicken wings are purchased by the Company based on current market conditions and are subject to fluctuation. Material increases in fresh chicken wing costs may adversely affect the Company's operating results. For fiscal 2006, 2005, and 2004, fresh chicken wings were 24%, 27%, and 34% of restaurant cost of sales, respectively.

   (i) Property and Equipment

     Property and equipment are recorded at cost. Leasehold improvements include the cost of improvements funded by landlord incentives or allowances and during the build-out period leasehold improvements are amortized using the straight-line method over the lesser of the term of the lease, without consideration of renewal options, or the estimated useful lives of the assets, which typically range from five to ten years. Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to eight years. Maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the respective accounts and the related gains or losses are credited or charged to earnings.

     The Company reviews property and equipment, along with other long-lived assets, quarterly to determine if the carrying value of these assets may not be recoverable based on estimated future undiscounted cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is the individual restaurant level. In determining future cash flows, significant estimates are made by the Company with respect to future operating results of each restaurant over its remaining lease term. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined by estimated discounted future cash flows.

   (j) Goodwill and Other Assets

     Goodwill represents the excess of cost over the fair value of identified net assets of the business acquired. Goodwill and purchased liquor licenses are subject to an annual impairment analysis. The Company identifies potential impairments by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, the asset is not impaired. If the carrying amount exceeds the fair value, the Company calculates the possible impairment by comparing the implied fair value of the asset with the carrying amount. If the implied value of the asset is less than the carrying amount, a write-down is recorded. In 2005, the Company recorded an impairment charge of $390 for goodwill not considered recoverable based on estimated discounted future cash flows. The remaining goodwill was considered recoverable as of December 31, 2006.

     Other intangible assets consist primarily of liquor licenses. These licenses are either amortized over their annual renewal period or, if purchased, are carried at the lower of fair value or cost. The carrying amount of the liquor licenses not subject to amortization as of December 31, 2006 and December 25, 2005 was $375 and $275, respectively, and is included in other assets.

   (k) Fair Values of Financial Instruments

     The carrying value of the Company's financial assets and liabilities approximates fair value, because of their short-term nature.

   (l) Asset Retirement Obligations

     An asset retirement obligation associated with the retirement of a tangible long-lived asset is recognized as a liability in the period incurred or when it becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. The Company must recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 31, 2006 and December 25, 2005
             (Dollar amounts in thousands, except per-share amounts)

liability's fair value can be reasonably estimated. Conditional asset retirement obligations are legal obligations to perform asset retirement activities when the timing and/or method of settlement are conditional on a future event or may not be within the control of the Company. Asset retirement costs are depreciated over the useful life of the related asset. As of December 31, 2006, the Company's asset retirement obligation was $142.

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

     Franchise fee revenue from individual franchise sales is recognized upon the opening of the franchised restaurant when all material obligations and initial services to be provided by the Company have been performed. Area development fees are dependent based on the number of restaurants in the territory, as are the Company's obligations under the area development agreement. Consequently, as obligations are met, area development fees are recognized proportionally with expenses incurred with the opening of each new restaurant and any royalty-free periods. Royalties are accrued as earned and are calculated each period based on restaurant sales.

     Sales from Company-owned restaurant revenues are recognized as revenue at the point of the delivery of meals and services. All sales taxes are presented on a net basis and are excluded from revenue.

   (n) Franchise Operations

     The Company enters into franchise agreements with unrelated third parties to build and operate restaurants using the Buffalo Wild Wings brand within a defined geographical area. The Company believes that franchising is an effective and efficient means to expand the Buffalo Wild Wings brand. Franchised restaurants open for a full year averaged $2,299 in sales in 2006. The franchisee is required to operate their restaurants in compliance with their franchise agreement that includes adherence to operating and quality control procedures established by the Company. The Company does not provide loans, leases, or guarantees to the franchisee or the franchisee's employees and vendors. If a franchisee becomes financially distressed, the Company does not provide any financial assistance. If financial distress leads to a franchisee's noncompliance with the franchise agreement and the Company elects to terminate the franchise agreement, the Company has the right but not the obligation to acquire the assets of the franchisee at fair value as determined by an independent appraiser. The Company receives a 5% royalty of gross sales as defined in the franchise agreement and in most cases, allowances directly from the franchisees' vendors that generally are less than 0.6% of the franchisees' gross sales. The Company has financial exposure for the collection of the royalty payments. Franchisees generally remit franchise payments weekly for the prior week's sales, which substantially minimizes the Company's financial exposure. Historically, the Company has experienced insignificant write-offs of franchisee royalties. Franchise and area development fees are paid upon the signing of the related agreements.

   (o) Advertising Costs

     Advertising costs for Company-owned restaurants are expensed as incurred and aggregated $9,055, $5,809, and $4,278, in fiscal years ended 2006, 2005, and 2004, respectively. The Company's advertising costs exclude amounts collected from franchisees as part of the system-wide marketing and advertising fund.

   (p) Preopening Costs

     Costs associated with the opening of new Company-owned restaurants are expensed as incurred.

   (q) Payments Received from Vendors

     Vendor allowances include allowances and other funds received from vendors. Certain of these funds are determined based on various quantitative contract terms. The Company also receives vendor allowances from certain manufacturers and distributors calculated based upon purchases made by franchisees. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction of the related expense. Amounts that represent a reduction of inventory purchase costs are recorded as a reduction of inventoriable costs. The Company recorded an estimate of earned vendor

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 31, 2006 and December 25, 2005
             (Dollar amounts in thousands, except per-share amounts)

allowances that are calculated based upon monthly purchases. The Company generally receives payment from vendors approximately 30 days from the end of a month for that month's purchases. During fiscal 2006, 2005, and 2004, vendor allowances were recorded as a reduction in inventoriable costs, and cost of sales was reduced by $4,246, $4,020, and $3,913, respectively.

   (r) National Advertising Fund

     The Company has a system-wide marketing and advertising fund. Company-owned and franchised restaurants are required to remit a designated portion of sales, to a separate advertising fund that is used for marketing and advertising efforts throughout the system. In 2006, that amount was 3%. Certain payments received from various vendors are deposited into the National Advertising Fund. These funds are used for development and implementation of system-wide initiatives and programs. The Company accounts for cash and receivables of these funds as "restricted cash" with an offsetting "marketing fund payables" on its balance sheet. On December 26, 2005, the contribution to the advertising fund increased from 2.5% to 3.0% of sales.

   (s) Earnings Per Common Share

     Basic earnings per common share excludes dilution and is computed by dividing the net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include dilutive common stock equivalents consisting of stock options and warrants determined by the treasury stock method. Restricted stock units are included for calculating both basic and diluted earnings per share at the time that the performance criteria is met.

   (t) Income Taxes

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the balance sheet carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized. (u) Deferred Lease Credits Deferred lease credits consist of reimbursement of costs of leasehold improvements from the Company's lessors. These reimbursements are amortized on a straight-line basis over the term of the applicable lease, without consideration of renewal options. In addition, this account includes adjustments to recognize rent expense on a straight-line basis over the term of the lease commencing at the start of the Company's construction period of the restaurant, without consideration of renewal options.

     Leases typically have an initial lease term of between 10 to 15 years and contain renewal options under which the Company may extend the terms for periods of three to five years. Certain leases contain rent escalation clauses that require higher rental payments in later years. Leases may also contain rent holidays, or free rent periods, during the lease term. Rent expense is recognized on a straight-line basis over the initial lease term. Prior to Staff Position No. FAS 13-1, "Accounting for Rental Costs Incurred During a Construction Period," rent expense recognized over the construction period was capitalized and depreciated over the economic life of the asset, generally ten years.

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

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 31, 2006 and December 25, 2005
             (Dollar amounts in thousands, except per-share amounts)

   (w) Stock-Based Compensation

     We maintain a stock equity incentive plan under which we may grant non-qualified stock options, incentive stock options, and restricted stock units to employees, non-employee directors and consultants. We also have an employee stock purchase plan ("ESPP").

     Prior to the December 26, 2005 adoption of the Financial Accounting Standards Board ("FASB") Statement No. 123R, "Shared-Based Payment" ("SFAS 123R"), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under our stock purchase plan were within statutory limits, no compensation expense was recognized for stock-based compensation related to stock options or ESPP shares. Restricted stock units vesting upon the achievement of certain performance targets were expensed under the requirements of APB 25. Stock-based compensation recognized for restricted stock during 2005 and 2004 were $1,700 and $909, respectively. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

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

     Total stock-based compensation expense recognized in the consolidated statement of earnings for fiscal year 2006 was $3,216 before income taxes and consisted of restricted stock, stock options, and employee stock purchase plan
(ESPP) expense of $3,000, $82 and $134, respectively. The related total tax benefit was $1,153 during 2006. All stock-based compensation is recognized as general and administrative expense.

     Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force ("EITF") Issue No 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option." SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows, rather than operating cash inflows, on a prospective basis. This amount is shown as "Excess tax benefit from stock issuance" on the consolidated statement of cash flows for the fiscal year ended December 31, 2006.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 31, 2006 and December 25, 2005
             (Dollar amounts in thousands, except per-share amounts)

     The following table shows the effect on net earnings and earnings per share for the 2005 and 2004 fiscal periods had compensation cost been recognized based upon the estimated fair value on the grant date of stock options and ESPP.

                                                                   Fiscal Years Ended
                                                               --------------------------
                                                               December 25,  December 26,
                                                                   2005          2004
                                                               ------------  ------------
Net earnings, as reported                                      $     8,880         7,201
   Add:
      Total stock-based compensation expense included in
       reported earnings, net of related tax effects                 1,054           581
   Deduct:
      Total stock-based compensation expense determined under
       the fair value-based method for stock options,
       restricted stock, and ESPP, net of related tax effects       (1,210)         (739)
                                                               ------------  ------------

         Pro forma net earnings                                $     8,724         7,043
                                                               ============  ============

Net earnings per common share:
   As reported (basic)                                         $      1.05          0.88
   Pro forma (basic)                                                  1.03          0.86

   As reported (dilutive)                                             1.02          0.84
   Pro forma (dilutive)                                               1.00          0.82

     Pro forma disclosures for the fiscal year ended December 31, 2006 are not presented because stock-based compensation is recognized in the consolidated financial statements.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton ("BSM") option valuation model with the following assumptions:

                                                Stock Options
                                  -----------------------------------------
                                  December 31,  December 25,   December 26,
                                     2006*          2005           2004
                                  ------------  -------------  ------------
Expected dividend yield               N/A                0.0%          0.0%
Expected stock price volatility       N/A               40.1%         38.0%
Risk-free interest rate               N/A                3.5%          2.9%
Expected life of options              N/A         5 years        5 years


                                         Employee Stock Purchase Plan
                                  -------------------------------------------
                                  December 31,   December 25,   December 26,
                                      2006           2005           2004
                                  -------------  -------------  -------------
Expected dividend yield                    0.0%           0.0%           0.0%
Expected stock price volatility    39.2 - 41.4%  38.0% - 41.8%  38.0% - 39.0%
Risk-free interest rate              4.3 - 5.2%    3.1% - 4.3%    2.5% - 3.4%
Expected life of options            0.5 years      0.5 years      0.5 years

* No stock options were granted in 2006.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 31, 2006 and December 25, 2005
             (Dollar amounts in thousands, except per-share amounts)

     The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero-coupon issues with an equivalent remaining term. We have not paid dividends in the past.

   (x) New Accounting Pronouncements

     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109", which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and we will adopt the new requirements in the first quarter of 2007. The cumulative effect, if any, of adopting FIN 48 will be recorded as an adjustment to retained earnings as of the beginning of the period of adoption. The adoption of FIN 48 is not expected to have a significant impact on our financial statements.

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures above fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We have not yet determined the effect on our financial statements, if any, upon adoption of SFAS 157.

     In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). The intent of SAB 108 is to reduce the diversity in practice for the method used to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB 108 is effective for fiscal years ending after November 15, 2006, and we adopted the new requirements in fiscal 2006. The adoption of SAB 108 did not have a significant impact on our consolidated financial statements.

   (y) Reclassifications

     Certain balances in prior fiscal years have been reclassified to conform to the presentation adopted in the current year.

     The acquisition of property and equipment not yet paid for in the consolidated statements of cash flows for 2005 and 2004 has been reclassified as non-cash transactions. This reduced the amounts for the acquisition of property and equipment by $82 for 2005 and $608 for 2004.

     Tax withholding for restricted stock units in the consolidated statements of cash flows for 2005 was reclassified as a non-cash transaction. The 2005 amount of $578 was previously netted as a cash flow from financing activities and is now listed as a non-cash transaction.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 31, 2006 and December 25, 2005
             (Dollar amounts in thousands, except per-share amounts)

(2) Marketable Securities

      Marketable securities were comprised as follows:

                                              December 31,    December 25,
                                                  2006            2005
                                             --------------  --------------
Held-to-maturity
    Municipal securities                            33,522          14,887
Available-for-sale
    Municipal securities                            18,019          33,531
Trading
    Mutual funds                                     1,288              --
                                             --------------  --------------

Total                                        $      52,829          48,418
                                             ==============  ==============

     Purchases of available for-sale securities totaled $71,585 in 2006 with sales totaling $87,205. Purchases of held-to-maturity securities totaled $36,743 in 2006 with proceeds from maturities totaling $18,054. All held-to-maturity debt securities mature within one year and had aggregate fair values of $33,512 at December 31, 2006.

     Purchases of available for-sale securities totaled $63,738 in 2005 with sales totaling $46,743. Purchases of held-to-maturity securities totaled $27,800 in 2005 with proceeds from maturities totaling $32,742. All held-to-maturity debt securities mature within one year and had aggregate fair values of $14,862 at December 25, 2005.

     Purchases of available for-sale securities totaled $69,948 in 2004 with sales totaling $53,244. Purchases of held-to-maturity securities totaled $25,527 in 2004 with proceeds from maturities totaling $5,626. All held-to-maturity debt securities mature within one year and had aggregate fair values of $19,812 at December 26, 2004.

     The fair value of available-for-sale investments in debt securities by contractual maturities at December 31, 2006, is as follows:


     Maturity date                                          Fair Value
     ------------------------------------------------------ ----------
     1-5 years                                              $     503
     5-10 years                                                 2,965
     After 10 years                                            14,551
                                                            ----------

          Total                                             $  18,019
                                                            ==========

(3) Property and Equipment

     Property and equipment consisted of the following:

                                              December 31,    December 25,
                                                  2006            2005
                                             --------------  --------------
     Construction in process                 $       1,037             956
     Leasehold improvements                         77,794          64,535
     Furniture, fixtures, and equipment             53,994          45,279
                                             --------------  --------------

                                                   132,825         110,770
     Less accumulated depreciation                 (54,688)        (42,077)
                                             --------------  --------------
                                             $      78,137          68,693
                                             ==============  ==============

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 31, 2006 and December 25, 2005
             (Dollar amounts in thousands, except per-share amounts)

(4) Lease Commitments

      The Company leases all of its restaurants and corporate offices under operating leases that have various expiration dates. In addition to base rents, leases typically require the Company to pay its share of maintenance and real estate taxes and certain leases include provisions for contingent rentals based upon sales.

      Future minimum rental payments due under noncancelable operating leases for existing restaurants and commitments for restaurants under development as of December 31, 2006 are as follows:


                                                               Restaurants
                                                Operating         under
                                                  leases       development
Fiscal year ending:
    2007                                       $    16,010             534
    2008                                            15,335           1,056
    2009                                            14,391           1,059
    2010                                            13,380           1,063
    2011                                            12,267           1,073
    Thereafter                                      59,573           7,111
                                               ------------   -------------

         Total future minimum lease payments   $   130,956          11,896
                                               ============   =============

      In 2006, 2005, and 2004, the Company rented office space under operating leases which, in addition to the minimum lease payments, require payment of a proportionate share of the real estate taxes and building operating expenses. The Company also rents restaurant space under operating leases, some of which, in addition to the minimum lease payments and proportionate share of real estate and operating expenses, require payment of percentage rents based upon sales levels. Rent expense, excluding the Company's proportionate share of real estate taxes and building operating expenses, is as follows:


                                            Fiscal Years Ended
                             -------------------------------------------------
                              December 31,    December 25,     December 26,
                                  2006            2005             2004
                             --------------- --------------- -----------------
     Minimum rents              $    14,600          11,702             8,653
     Percentage rents                   238             170               138
                             --------------- --------------- -----------------

         Total                  $    14,838          11,872             8,791
                             =============== =============== =================

     Equipment and auto
      leases                    $       273             218               211
                             =============== =============== =================

(5) Income Taxes

      Income tax expense (benefit) is comprised of the following:

                                              Fiscal Years Ended
                                 --------------------------------------------
                                  December 31,   December 25,   December 26,
                                      2006           2005           2004
                                 -------------- -------------- --------------
Current:
    Federal                       $      8,801          5,400          1,291
    State                                  992          1,512            877
Deferred:
    Federal                             (1,705)        (1,287)         1,710
    State                                 (523)          (186)           237
                                 -------------- -------------- --------------

         Total tax expense        $      7,565          5,439          4,115
                                 ============== ============== ==============

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 31, 2006 and December 25, 2005
             (Dollar amounts in thousands, except per-share amounts)

      A reconciliation of the expected federal income taxes (benefits) at the statutory rate of 35% with the provision for income taxes is as follows:


                                                 Fiscal Years Ended
                                    --------------------------------------------
                                     December 31,   December 25,   December 26,
                                         2006           2005           2004
                                    -------------- -------------- --------------
Expected federal income tax expense   $     8,343          5,012          3,847
State income tax expense, net of
 federal effect                               305            862            823
Nondeductible expenses                        115             80             67
Tax exempt income                            (602)          (350)          (115)
General business credits                     (772)          (528)          (325)
Statutory rate changes, deferred
 tax impact                                    --            148             --
Other                                         176            215           (182)
                                    -------------- -------------- --------------
                                      $     7,565          5,439          4,115
                                    ============== ============== ==============

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


                                           Fiscal Years Ended
                                   ----------------------------------
                                     December 31,      December 25,
                                         2006              2005
                                   ----------------  ----------------
Deferred tax assets:
    Unearned franchise fees          $         892               834
    Accrued vacation                           197               149
    Accrued compensation                       470               335
    Deferred lease credits                   1,029               896
    Other                                      611               214
                                   ----------------  ----------------
                                     $       3,199             2,428
                                   ================  ================
Deferred tax liability:
    Depreciation                     $       4,956             6,185
    Prepaid expense                             --               228
                                   ----------------  ----------------
         Total                       $       4,956             6,413
                                   ================  ================

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 31, 2006 and December 25, 2005
             (Dollar amounts in thousands, except per-share amounts)

(6) Stockholders' Equity

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

                                                            Average
                                              Weighted     remaining   Aggregate
                                 Number       average     contractual  Intrinsic
                                of shares  exercise price life (years)   Value
Outstanding, December 25, 2005   302,296    $       8.08

Granted                               --              --
Exercised                        (86,493)           6.88
Cancelled                         (5,310)          12.98
                                ---------  -------------- ------------ ---------

Outstanding, December 31, 2006   210,493    $       8.45          3.9  $  9,419
Exercisable, December 31, 2006   198,048            7.63          3.7     9,024

      The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $53.20 as of December 31, 2006, which would have been received by the optionees had all options been exercised on that date. As of December 31, 2006, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $63, which is expected to be recognized over a weighted average period of approximately eight months. During 2006, 2005, and 2004, the total intrinsic value of stock options exercised was $2,707, $3,226, and $5,130, respectively. During 2006, the total fair value of options vested was $587.

      The following table summarizes the Company's stock options outstanding at December 31, 2006:

                             Options outstanding                     Options exercisable
                ----------------------------------------------  ------------------------------
                                   Average        Weighted                        Weighted
                                  remaining        average                         average
                                 contractual      exercise                        exercise
     Range          Shares      life (years)        price           Shares          price
--------------- -------------- --------------- ---------------  -------------- ---------------
$  3.35 - 4.15         89,277            2.09     $      3.87          89,277     $      3.87
  5.00 - 11.25         88,235            4.66            8.96          88,235            8.96
 12.75 - 28.25         31,631            6.56           18.86          20,233           18.09
         34.81          1,350            8.00           34.81             303           34.81
                --------------                                  --------------
                      210,493            3.88            8.45         198,048            7.63
                ==============                                  ==============

      The plan has 423,308 shares available for grant as of December 31, 2006.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 31, 2006 and December 25, 2005
             (Dollar amounts in thousands, except per-share amounts)

   (b) Restricted Stock

      We adopted a stock performance plan in June 2004, under which restricted stock units are granted annually at the discretion of the Board. These units are subject to annual vesting upon achieving performance targets established by the Board of Directors. We record compensation expense for the restricted stock units if vesting, based on the achievement of performance targets, is probable. The restricted stock units may vest one-third annually over a ten-year period as determined by meeting performance targets. However, the second third of the restricted stock units is not subject to vesting until the first one-third has vested and the final one-third is not subject to vesting until the first two-thirds of the award has vested. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock activity is summarized for fiscal year 2006:

                                                    Weighted
                                                    average
                                    Number         grant date
                                  of shares        fair value
                                --------------  ----------------
Outstanding, December 25, 2005         75,964    $        32.56

Granted                               103,448             33.98
Vested                                (83,948)            32.55
Cancelled                             (11,358)            34.26
                                --------------  ----------------
Outstanding, December 31, 2006         84,106             34.19

      As of December 31, 2006, the total stock-based compensation expense related to nonvested awards not yet recognized was $2,720, which is expected to be recognized over a weighted average period of 1.4 years. During fiscal year 2006, the total fair value of shares vested was $2,733. The weighted average grant date fair value of restricted stock units granted during 2005 and 2004 was $34.83 and $28.20, respectively.

   (c) Warrants

      In connection with various financing activities prior to 2000, the Company granted warrants to acquire an aggregate of 377,685 shares of the Company's common stock at an exercise price of $2.50 to $4.65 per share. During the year ended December 26, 2004, warrants to acquire 132,455 common shares were exercised. No warrants remained outstanding as of December 26, 2004.

   (d) Employee Stock Purchase Plan

      On September 4, 2003, the Company's board of directors adopted the 2003 Employee Stock Purchase Plan, which was approved by its shareholders on October 24, 2003. The Company has reserved 300,000 shares of common stock for issuance under the Plan. This Plan is available to substantially all employees subject to employment eligibility requirements. The Plan became effective upon the effective date of the Company's initial public offering (IPO). Participants may purchase the Company's common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During 2006, 2005, and 2004, the Company issued 18,402, 21,238, and 28,453 shares, respectively, of common stock under the plan and has 231,907 available for future sale.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 31, 2006 and December 25, 2005
             (Dollar amounts in thousands, except per-share amounts)

(7) Earnings Per Common Share

      The following is a reconciliation of basic and fully diluted earnings per common share for fiscal 2006, 2005, and 2004:

                                                   Fiscal year ended December 31, 2006
                                                 ---------------------------------------
                                                   Earnings       Shares      Per-share
                                                  (numerator)  (denominator)   amount
                                                 ------------- ------------- -----------
Net earnings                                      $    16,273
                                                 -------------
         Earnings per common share                     16,273     8,578,328   $    1.90
Effect of dilutive securities--stock options and
 restricted stock                                          --       236,009
                                                 ------------- -------------
         Earnings per common share--assuming
          dilution                                $    16,273     8,814,337        1.85
                                                 ============= =============

                                                   Fiscal year ended December 25, 2005
                                                 ---------------------------------------
                                                   Earnings       Shares      Per-share
                                                  (numerator)  (denominator)   amount
                                                 ------------- ------------- -----------
Net earnings                                      $     8,880
                                                 -------------
         Earnings per common share                      8,880     8,446,200   $    1.05
Effect of dilutive securities--stock options and
 restricted stock                                          --       262,294
                                                 ------------- -------------
         Earnings per common share--assuming
          dilution                                $     8,880     8,708,494        1.02
                                                 ============= =============

                                                   Fiscal year ended December 26, 2004
                                                 ---------------------------------------
                                                   Earnings       Shares      Per-share
                                                  (numerator)  (denominator)   amount
                                                 ------------- ------------- -----------
Net earnings                                      $     7,201
                                                 -------------
         Earnings per common share                      7,201     8,165,078   $    0.88
Effect of dilutive securities--stock options,
 restricted stock and warrants                             --       438,803
                                                 ------------- -------------
         Earnings per common share--assuming
          dilution                                $     7,201     8,603,881        0.84
                                                 ============= =============

      The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would not have been dilutive:


                                     December 31,   December 25,   December 26,
                                         2006           2005           2004
                                    -------------- -------------- --------------
Options                                     1,486          2,026             --
Restricted stock                           84,106         75,964         52,426

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 31, 2006 and December 25, 2005
             (Dollar amounts in thousands, except per-share amounts)

(8) Supplemental Disclosures of Cash Flow Information

                                                                 Fiscal Years Ended
                                                    --------------------------------------------
                                                     December 31,   December 25,   December 26,
                                                         2006           2005           2004
                                                    -------------- -------------- --------------
Cash paid during the period for:
    Income taxes                                     $      8,803          4,801          2,621

Noncash financing and investing transactions:
         Property and equipment not yet paid for            1,130             82            608
         Tax withholding for restricted stock units         2,267            578             --
         Adjustment of restricted stock units to
          fair value on grant date                          2,568             --             --
         Adjustment of restricted stock units to
          fair value                                           --          2,451          2,726
         Capitalization of preopening rent expense             --            463          2,199

(9) Restaurant Impairment and Closures

      In 2006, 2003 and 2002, the Company closed restaurants. As a result, a charge was taken for remaining lease obligations, broker fees, and utilities. These charges were recognized as a part of restaurant impairment and closures and were based on remaining lease obligations.

      The reconciliation of the store closing reserve for the years ended December 31, 2006, December 25, 2005, and December 26, 2004 is as follows:


                               As of                                   As of
                            December 25,      2006        Costs     December 31,
                                2005        provision    incurred       2006
                           --------------  -----------  ----------  ------------
Remaining lease obligation
 and utilities               $        --           54          --            54
                           --------------  -----------  ----------  ------------
                             $        --           54          --            54
                           ==============  ===========  ==========  ============


                               As of                                   As of
                            December 26,      2005        Costs     December 25,
                                2004        provision    incurred       2005
                           --------------  -----------  ----------  ------------
Remaining lease obligation
 and utilities               $       136           --        (136)           --
                           --------------  -----------  ----------  ------------
                             $       136           --        (136)           --
                           ==============  ===========  ==========  ============


                               As of                                   As of
                            December 28,      2004        Costs     December 26,
                                2003        provision    incurred       2004
                           --------------  -----------  ----------  ------------
Remaining lease obligation
 and utilities               $       211            1         (76)          136
Broker fees                           11          (11)         --            --
                           --------------  -----------  ----------  ------------
                             $       222          (10)        (76)          136
                           ==============  ===========  ==========  ============

      During 2006, the Company recorded an impairment charge for the assets of one underperforming restaurant. An impairment charge of $481 was recorded to the extent that the carrying amount of the assets was not considered recoverable based on estimated discounted future cash flows and the underlying fair value of the assets.

      During 2005, the Company recorded an impairment charge for the assets of four underperforming restaurants. An impairment charge of $1,268 was recorded to the extent that the carrying amount of the assets was not considered recoverable based on estimated discounted future cash flows and the underlying fair value of the assets.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 31, 2006 and December 25, 2005
             (Dollar amounts in thousands, except per-share amounts)

      During 2004, the Company recorded an impairment charge for the assets of two underperforming restaurants. An impairment charge of $453 was recorded to the extent that the carrying amount of the assets was not considered recoverable based on estimated discounted future cash flows and the underlying fair value of the assets.

      A summary of restaurant impairment and closures charges recognized by the Company is as follows:

                                              Fiscal Years Ended
                                 ---------------------------------------------
                                  December 31,   December 25,    December 26,
                                      2006           2005            2004
                                 -------------- --------------- --------------
Store closing charges              $        54              --           (10 )
Long-lived asset impairment                481           1,268            453
Goodwill impairment                         --             390             --
Other asset write-offs                     473             333            130
                                 -------------- --------------- --------------
                                   $     1,008           1,991            573
                                 ============== =============== ==============

(10) Employee Benefit Plan

      The Company has a defined contribution 401(k) plan whereby eligible employees may contribute pretax wages in accordance with the provisions of the plan. In 2005, the Company amended the plan and matched 100% of the first 3% and 50% of the next 2% of contributions made by eligible employees. During 2004, the Company matched 50% of the first 4% of contributions made by eligible employees. Matching contributions of approximately $394, $312, and $128 were made by the Company during 2006, 2005, and 2004, respectively.

(11) Employment Agreements

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

      The Company's executive officers are entitled to receive an annual bonus upon the achievement of certain board-established performance milestones, including revenue, net income, restaurant openings, same-store sales, and employee turnover. Further, under the Company's Management Deferred Compensation Plan, an amount equal to a percentage of an officer's base salary is credited on a monthly basis to that officer's deferred compensation account. The maximum deferral is 7.5% of the base salary of each Vice President, 10% of the base salary of each Senior Vice President, and 12.5% of the base salary of Chief Executive Officer, Chief Financial Officer, and Executive Vice Presidents. Such amounts are subject to certain vesting provisions, depending on length of employment and circumstances of employment termination.

The employment agreements further provide that the Company shall pay its executive officers annual base salary, which will be reviewed not less than annually and may be increased or reduced; provided, (i) any reduction relating to the Chief Executive Officer or Chief Financial Officer will be permitted only if the Company reduces the base compensation of its executive employees generally and will not exceed the average percentage reduction for such employees; and (ii) with respect to the Company's other executive officers, any reduction will be permitted only if the Company reduces the base compensation of its employees generally and will not exceed the average percentage reduction for all such employees. In addition to the base salary, executive officers are entitled to participate in additional equity incentive plans and other employee benefit plans. Fiscal 2006 annual base salary commitments under employment agreements were $1,437.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 31, 2006 and December 25, 2005
             (Dollar amounts in thousands, except per-share amounts)

(12) Related Party Transactions

      It is the Company's policy that all related party transactions must be disclosed and approved by the disinterested directors, and the terms and considerations for such related party transactions are compared and evaluated to terms available or the amounts that would have to be paid or received, as applicable, in arms-length transactions with independent third-parties.

      The Company subleases a portion of its main offices to Carefree Capital Partners, Limited Partnership (Carefree) on a month-to-month lease on the same rental basis as the Company. A director of the Company is chairman and sole stockholder of Carefree.

      A member of the board of directors is an officer and director at the Company's primary law firm. Legal fees incurred with this firm were less than 5% of the law firm's or the Company's total revenue in fiscal 2006, 2005, and 2004. The services provided by the law firm were at fair value.

(13) Contingencies

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

      Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on management's assessment of our internal control over financial reporting. That report appears below.

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

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Buffalo Wild Wings, Inc.:

      We have audited management's assessment, included in the accompanying report entitled "Management's Report on Internal Control Over Financial Reporting", that Buffalo Wild Wings, Inc. and subsidiaries (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

      A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

      In our opinion, management's assessment that Buffalo Wild Wings, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Buffalo Wild Wings, Inc. and subsidiaries as of December 31, 2006 and December 25, 2005, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 31, 2006, and our report dated March 8, 2007 expressed an unqualified opinion on those consolidated financial statements. Our report stated the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," on December 26, 2005.



                                              /s/    KPMG LLP

Minneapolis, Minnesota
March 8, 2007

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

      Additional information required by this item is contained in Item 1 of this document and the sections entitled "Election of Directors," "Compliance with Section 16(a) of the Exchange Act," and "Corporate Governance" appearing in the company's Proxy Statement to be delivered to shareholders in connection with the 2007 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is contained in the section entitled "Executive Compensation" appearing in our Proxy Statement to be delivered to shareholders in connection with the 2007 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
             RELATED STOCKHOLDER MATTERS

      The information required by this item relating to the security ownership of certain holders is contained in the section entitled "Principal Shareholders and Management Shareholdings" and "Equity Compensation Plan Information" appearing in our Proxy Statement to be delivered to shareholders in connection with the 2007 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
            INDEPENDENCE

      The information required by this item is contained in the sections entitled "Corporate Governance" and "Certain Transactions" appearing in our Proxy Statement to be delivered to shareholders in connection with the 2007 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this item is contained in the section entitled "Independent Registered Public Accounting Firm" appearing in our Proxy Statement to be delivered to shareholders in connection with the 2007 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a) Financial Statements. The following consolidated financial statements of ours are filed with this report and can be found at Item 8 of this Form 10-K.

            Report of Independent Registered Public Accounting Firm dated March 8, 2007

            Consolidated Balance Sheets as of December 31, 2006 and December 25, 2005

            Consolidated Statements of Earnings for the Years Ended December 31, 2006, December 25, 2005, and December 26, 2004

            Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2006, December 25, 2005, and December 26, 2004

            Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, December 25, 2005, and December 26, 2004

            Notes to Consolidated Financial Statements

      (b) Financial Statement Schedules. The following schedule is included following the exhibits to this Form 10-K.

            Schedule II - Valuation and Qualifying Accounts

            Report of Independent Registered Public Accounting Firm on Financial Statement Schedule dated March 8, 2007

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



Date: March 12, 2007                 BUFFALO WILD WINGS, INC.


                                     By       /s/    SALLY J. SMITH
                                         ---------------------------------------
                                                     Sally J. Smith
                                          Chief Executive Officer and President

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


            Name                                 Title                           Date
----------------------------  -------------------------------------------  ------------------

     /s/ SALLY J. SMITH       Chief Executive Officer, President and           3/12/07
----------------------------   Director (principal executive officer)
       Sally J. Smith


     /s/ MARY J. TWINEM       Executive Vice President, Chief Financial        3/12/07
----------------------------   Officer and Treasurer (principal financial
       Mary J. Twinem          and accounting officer)


   /s/ DALE M. APPLEQUIST     Director                                         3/12/07
----------------------------
     Dale M. Applequist


  /s/ KENNETH H. DAHLBERG     Director, Chairman of the Board                  3/12/07
----------------------------
    Kenneth H. Dahlberg


    /s/ JAMES M. DAMIAN       Director                                         3/12/07
----------------------------
      James M. Damian


   /s/ MICHAEL P. JOHNSON     Director                                         3/12/07
----------------------------
     Michael P. Johnson


  /s/ ROBERT W. MACDONALD     Director                                         3/12/07
----------------------------
    Robert W. MacDonald


     /s/ WARREN E. MACK       Director                                         3/12/07
----------------------------
       Warren E. Mack


   /s/ J. OLIVER MAGGARD      Director                                         3/12/07
----------------------------
     J. Oliver Maggard

            Report of Independent Registered Public Accounting Firm
                        on Financial Statement Schedule

The Board of Directors and Stockholders Buffalo
Wild Wings, Inc.:

      Under the date of March 8, 2007 we reported on the consolidated balance sheets of Buffalo Wild Wings, Inc. and subsidiaries (the Company) as of December 31, 2006 and December 25, 2005 and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the fiscal years in the three-year period ended December 31, 2006, which is included herein. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," on December 26, 2005.



                                               /s/ KPMG LLP


Minneapolis, Minnesota
March 8, 2007


                            Buffalo Wild Wings, Inc.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                                         Additions
                                               Balance    Charged
                                                 at       to Costs  Deductions   Balance
                                              Beginning     and        From     at End of
            Description                       of Period   Expenses   Reserves    Period
------------------------------------         ----------- ---------- ---------- -----------
Allowance for doubtful accounts        2006   $      25         51         29          47
                                       2005          25         --         --          25
                                       2004          25          3          3          25

Store closing reserves                 2006          --         54         --          54
                                       2005         136         --        136          --
                                       2004         222        (10)        76         136

                            BUFFALO WILD WINGS, INC.
                           EXHIBIT INDEX TO FORM 10-K


For the Fiscal Year Ended:                                   Commission File No.
December 31, 2006                                            000-24743


 Exhibit
  Number                            Description
---------   --------------------------------------------------------------

     3.1    Restated Articles of Incorporation (1)

     3.2    Restated Bylaws, as Amended (incorporated by reference to Exhibit
            3.1 to our current report on Form 8-K filed February 28, 2007)

     4.1 Form of specimen certificate representing Buffalo Wild Wings, Inc.'s common stock (1)

    10.1    2003 Equity Incentive Plan forms of stock option agreements (1)(2)

    10.2 Employment Agreement, dated as of December 1, 1999 with Sally J. Smith (1)(2)

    10.3 Employment Agreement, dated as of December 1, 1999 with Mary J. Twinem (1)(2)

    10.4 Employment Agreement, dated as of December 1, 1999 with Kathleen M. Benning (formerly Alberga) (1)(2)

    10.5 Employment Agreement, dated as of April 22, 2002 with James M. Schmidt (1)(2)

    10.6 Employment Agreement, dated as of August 20, 2001 with Emil Lee Sanders (1)(2)

    10.7 Employment Agreement, dated as of February 25, 2002 with Judith A. Shoulak (1)(2)

    10.8 Employment Agreement, dated as of December 1, 1999, with Craig W. Donoghue (1)(2)

    10.9    Form of 2005 Franchise Agreement (incorporated by reference to
            Exhibit 10.11 to our Form 10-K for the fiscal year ended December 25, 2005)

   10.10 Form of 2005 Area Development Agreement (incorporated by reference to Exhibit 10.12 to our Form 10-K for the fiscal year ended December 25, 2005)

   10.11    Employee Stock Purchase Plan and Amendment No. 1 (1) (2)

   10.12 Amendment No. 1 to 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended June 27, 2004) (2)

   10.13 Form of 2005 Restricted Stock Unit Award Notice to Directors and Employees used under the 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to our Form 10-K for the fiscal year ended December 25, 2005) (2)

   10.14 Director Compensation Arrangements as of December 1, 2005 (incorporated by reference to Exhibit 10.17 to our Form 10-K for the fiscal year ended December 25, 2005) (2)

   10.15    2006 Executive Bonus Plan (incorporated by reference to Exhibit
            10.18 to our Form 10-K for the fiscal year ended December 25,
            2005) (2)

   10.16 Compensation Arrangements For Executive Officers for Fiscal Year 2006 (incorporated by reference to Exhibit 10.19 to our Form 10-K for the fiscal year ended December 25, 2005) (2)

   10.17    The Executive Nonqualified Excess Plan (incorporated by reference to
            Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended September 24, 2006) (2)

   10.18 The Executive Nonqualified Excess Plan Adoption Agreement (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended September 24, 2006) (2)

   10.19 2003 Equity Incentive Plan, as Amended Through February 16, 2006 (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed May 17, 2006) (2)

   10.20* Form of Restricted Stock Unit Award Notice to Directors and Employees under the 2003 Equity Incentive Plan as of January 1, 2007 (2)

   10.21 2007 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed December 13, 2006) (2)

   10.22*   Director Compensation Arrangements as of January 1, 2007 (2)

   10.23*   Executive Officer Compensation Arrangements for Fiscal Year 2007 (2)

   10.24* Employment Agreement, dated as of October 30, 2006, with Linda G. Traylor (2)

   10.25*   Form of 2006 Franchise Agreement

   10.26*   Form of 2006 Area Development Agreement

    21.1 List of Subsidiaries (incorporated by reference to Exhibit 21.1 to our Form 10-K for the fiscal year ended December 26, 2004)

    23.1*   Consent of KPMG LLP, Independent Registered Public Accounting Firm

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

------------------------------------

  *   Filed herewith.
(1) Incorporated by reference to the corresponding exhibit numbers to our Registration Statement on Form S-1, Reg. No. 333-108695
(2)   Management agreement or compensatory plan or arrangement.