Form 10-Q
period 2007-04-01
BUFFALO WILD WINGS INC
filed 2007-05-11
CIK 1062449

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   -----------

                                    FORM 10-Q

                                   -----------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended April 1, 2007

                          Commission File No. 000-24743

                                   -----------

                            BUFFALO WILD WINGS, INC.
             (Exact name of registrant as specified in its charter)

                                   -----------

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

                                   -----------

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

      The number of shares outstanding of the registrant's common stock as of May 4, 2007: 8,768,636 shares.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS



                                                                                  Page
                                                                                ----------

PART I

Item 1.     Financial Statements                                                      3

Item 1A.    Risk Factors                                                             10

Item 2.     Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                               10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk               16

Item 4.     Controls and Procedures                                                  16

PART II

Item 1.     Legal Proceedings                                                        17

Item 6.     Exhibits                                                                 17

Signatures                                                                           18

Exhibit Index                                                                        19


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                (Dollar amounts in thousands, except share data)

                                   (unaudited)


                                                                        April 1,     December 31,
                                                                          2007           2006
                                                                      ------------   ------------
                         Assets

Current assets:
      Cash and cash equivalents                                       $     14,082         11,756
      Marketable securities                                                 57,813         52,829
      Accounts receivable - franchisees, net
        of allowance of $25 and $47, respectively                              873            929
      Accounts receivable - other                                            5,180          5,212
      Inventory                                                              2,015          1,767
      Prepaid expenses                                                       1,664          1,052
      Deferred income taxes                                                  1,800          1,405
                                                                      ------------   ------------
            Total current assets                                            83,427         74,950


Property and equipment, net                                                 78,819         78,137
Restricted cash                                                              3,661          6,007
Other assets                                                                 1,744          1,720
Goodwill                                                                       369            369
                                                                      ------------   ------------

            Total assets                                              $    168,020        161,183
                                                                      ============   ============

        Liabilities and Stockholders' Equity

Current liabilities:
      Unearned franchise fees                                         $      2,373          2,347
      Accounts payable                                                       6,710          5,874
      Income tax payable                                                     2,095            264
      Accrued compensation and benefits                                      9,411         10,963
      Accrued expenses                                                       5,010          5,538
      Current portion of deferred lease credits                                724            794
                                                                      ------------   ------------
            Total current liabilities                                       26,323         25,780

Long-term liabilities:
      Other liabilities                                                      1,356            478
      Marketing fund payables                                                3,661          6,007
      Deferred income taxes                                                  2,795          3,162
      Deferred lease credits, net of current portion                         9,542          9,540
                                                                      ------------   ------------
            Total liabilities                                               43,677         44,967
                                                                      ------------   ------------

Commitments and contingencies (note 9)
Stockholders' equity:
      Undesignated stock, 5,600,000 shares authorized; none issued              --             --
      Common stock, no par value. Authorized 15,600,000 shares;
        issued and outstanding 8,928,006 and 8,795,590 respectively         77,616         75,030
      Retained earnings                                                     46,727         41,186
                                                                      ------------   ------------
            Total stockholders' equity                                     124,343        116,216
                                                                      ------------   ------------
            Total liabilities and stockholders' equity                $    168,020        161,183
                                                                      ============   ============


                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

          (Dollar amounts in thousands except share and per share data)

                                   (unaudited)


                                                          Three months ended
                                                       -------------------------
                                                        April 1,       March 26,
                                                          2007           2006
                                                       ----------     ----------

Revenue:
      Restaurant sales                                 $   71,059         57,092
      Franchise royalties and fees                          8,843          7,169
                                                       ----------     ----------
                  Total revenue                            79,902         64,261
                                                       ----------     ----------
Costs and expenses:
      Restaurant operating costs:
            Cost of sales                                  22,058         18,005
            Labor                                          21,107         16,595
            Operating                                      11,472          9,443
            Occupancy                                       4,718          4,089
      Depreciation                                          3,892          3,330
      General and administrative (1)                        8,617          7,078
      Preopening                                              318            487
      Loss on equipment disposal                               79            210
                                                       ----------     ----------
                  Total costs and expenses                 72,261         59,237
                                                       ----------     ----------
Income from operations                                      7,641          5,024
Interest income                                               700            470
                                                       ----------     ----------
Earnings before income taxes                                8,341          5,494
Income tax expense                                          2,800          1,978
                                                       ----------     ----------
Net earnings                                           $    5,541          3,516
                                                       ==========     ==========
Earnings per common share - basic                      $     0.64           0.41
Earnings per common share - diluted                          0.63           0.40
Weighted average shares outstanding - basic             8,724,015      8,531,792
Weighted average shares outstanding - diluted           8,841,891      8,736,336



(1) Includes stock-based compensation of $1,268 and $856, respectively


                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (Dollar amounts in thousands)

                                   (unaudited)


                                                                                Three months ended
                                                                              ----------------------
                                                                              April 1,     March 26,
                                                                                2007         2006
                                                                              ---------    ---------
Cash flows from operating activities:

      Net earnings                                                            $   5,541        3,516
      Adjustments to reconcile net earnings to cash provided by operations:
            Depreciation                                                          3,892        3,330
            Amortization                                                             19           37
            Loss on equipment disposal                                               87          210
            Deferred lease credits                                                  302           87
            Deferred income taxes                                                  (762)      (1,250)
            Stock-based compensation                                              1,268          856
            Excess tax benefit from stock issuance                                 (585)         (83)
            Change in operating assets and liabilities:
                  Purchase of marketable securities                                 (91)          --
                  Accounts receivable                                              (282)      (1,474)
                  Inventory                                                        (248)         (65)
                  Prepaid expenses                                                 (612)         482
                  Other assets                                                      (24)          (6)
                  Unearned franchise fees                                            26          190
                  Accounts payable                                                   79          877
                  Income taxes payable                                            2,416        2,756
                  Accrued expenses                                                  273          (68)
                                                                              ---------    ---------
                        Net cash provided by operating activities                11,299        9,395
                                                                              ---------    ---------
Cash flows from investing activities:
      Acquisition of property and equipment                                      (3,904)      (4,686)
      Purchase of marketable securities                                         (39,605)     (24,530)
      Proceeds of marketable securities                                          34,693       22,874
                                                                              ---------    ---------
                        Net cash used in investing activities                    (8,816)      (6,342)
                                                                              ---------    ---------
Cash flows from financing activities:
      Issuance of common stock                                                      441           93
      Tax payments for restricted stock                                          (1,183)        (687)
      Excess tax benefit from stock issuance                                        585           83
                                                                              ---------    ---------
                        Net cash used in financing activities                      (157)        (511)
                                                                              ---------    ---------
                        Net increase in cash and cash equivalents                 2,326        2,542
Cash and cash equivalents at beginning of period                                 11,756        3,986
                                                                              ---------    ---------
Cash and cash equivalents at end of period                                    $  14,082        6,528
                                                                              =========    =========


                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE THREE MONTHS ENDED APRIL 1, 2007 AND MARCH 26, 2006 (Dollar amounts in thousands except share and per share data)

(1)   Basis of Financial Statement Presentation

      The consolidated financial statements as of April 1, 2007 and December 31, 2006, and for the three-month periods ended April 1, 2007 and March 26, 2006, have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the three-month periods ended April 1, 2007 and March 26, 2006 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

      References in the remainder of this document to "Buffalo Wild Wings," "company," "we," "us" and "our" refer to the business of Buffalo Wild Wings, Inc. and our subsidiaries.

      The financial information as of December 31, 2006 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2006, which is included in item 8 in the Fiscal 2006 Annual Report on Form 10-K, and should be read in conjunction with such financial statements.

      The results of operations for the three-month period ended April 1, 2007, are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 30, 2007.

(2)   Summary of Significant Accounting Policies

      (a)   Inventories

            Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

            We purchase our products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by our restaurants and our franchised restaurants is fresh chicken wings. Fresh chicken wings are purchased by us based on current market conditions and prices are subject to fluctuation. Material increases in fresh chicken wing costs may adversely effect our operating results. For the three-month periods ended April 1, 2007 and March 26, 2006, fresh chicken wings were 25% and 24%, respectively, of restaurant cost of sales.

      (b)   New Accounting Pronouncements

            In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures above fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We do not believe the adoption of SFAS 157 will have a significant impact on our financial statements.

            In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the effect on our financial statements, if any, upon adoption of SFAS 159.

(3)   Marketable Securities

      Marketable securities were comprised of the following:

                                                          As of
                                               ---------------------------
                                                 April 1,     December 31,
                                                   2007           2006
                                               ------------   ------------

        Held-to-maturity:
           Municipal securities                $     27,588         33,522
        Available-for-sale:
           Municipal securities                      28,845         18,019
        Trading:
           Mutual funds                               1,380          1,288
                                               ------------   ------------
        Total                                  $     57,813         52,829
                                               ============   ============

      All held-to-maturity debt securities are due within one year and had aggregate fair values of $27,579 and $33,512 as of April 1, 2007 and December 31, 2006, respectively. Trading securities represents investments held for future needs of a non-qualified deferred compensation plan.

(4)   Property and Equipment

      Property and equipment consists of the following:

                                                          As of
                                              ----------------------------
                                                April 1,      December 31,
                                                  2007            2006
                                              ------------    ------------

        Construction in-process               $      3,371           1,037
        Leasehold improvements                      78,843          77,794
        Furniture, fixtures, and equipment          54,722          53,994
                                              ------------    ------------
                                                   136,936         132,825
        Less accumulated depreciation
          and amortization                         (58,117)        (54,688)
                                              ------------    ------------
                                              $     78,819          78,137
                                              ============    ============

(5)   Stockholders' Equity

      (a) Stock Options

We have 1.5 million shares of common stock reserved for issuance under a stock-based compensation plan for employees, officers, and directors. The option price for shares issued under this plan is to be not less than the fair market value on the date of grant with respect to incentive stock options, or 85% of fair market value for nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of ten years. Nonqualified stock options issued pursuant to the plan have varying vesting periods from immediately to four years and have a contractual life of ten years. In 2003, our shareholders approved amendments to the plan to allow the granting of restricted stock and extended the plan to 2013. We issue new shares of common stock upon exercise of stock options and disbursement of restricted stock units. Option activity is summarized for the quarter ended April 1, 2007:


                                                                    Weighted          Weighted Average
                                              Number                average               Remaining        Aggregate Intrinsic
                                             of shares           exercise price       Contractual Life            Value
                                        -------------------    -------------------   -------------------   -------------------
     Outstanding, December 31, 2006                 210,493    $              8.45                   3.9   $             9,419

     Granted                                             --                                                                 --
     Exercised                                      (83,211)                  5.32
     Cancelled                                         (796)                 17.16
                                        -------------------    -------------------   -------------------   -------------------
     Outstanding, April 1, 2007                     126,486                  10.46                   4.6                 6,734
     Exercisable, April 1, 2007                     117,493                   9.52                   4.4                 6,366


The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $63.70 as of the last business day of the quarter ended April 1, 2007, which would have been received by the optionees had all options been exercised on that date. As of April 1, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $45, which is expected to be recognized over a weighted average period of approximately six months. During the quarters ended April 1, 2007 and March 26, 2006, the total intrinsic value of stock options exercised was $3,863 and $305, respectively. During the quarters ended April 1, 2007 and March 26, 2006, the total fair value of options vested was $93 and $125, respectively.

The plan has 354,063 shares available for grant as of April 1, 2007.

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

Restricted stock activity is summarized for the quarter ended April 1, 2007:

                                                                    Weighted
                                                                    average
                                                       Number      grant date
                                                     of shares     fair value
                                                     ----------    ----------
   Outstanding, December 31, 2006                        84,106    $    34.19

   Granted                                               80,790         53.23
   Vested                                                (7,000)        53.20
   Cancelled                                            (10,749)        41.66
                                                     ----------    ----------
   Outstanding, April 1, 2007                           147,147         43.19

As of April 1, 2007, the total stock-based compensation expense related to nonvested awards not yet recognized was $5,377, which is expected to be recognized over a weighted average period of 1.4 years. During the quarters ended April 1, 2007 and March 26, 2006 the total fair value of vested shares were $372 and $198, respectively. The weighted average grant date fair value of restricted stock units granted during the first quarter of 2006 was $33.80.

      (c) Employee Stock Purchase Plan

We have reserved 300,000 shares of common stock for issuance under the Plan. This Plan is available to substantially all employees subject to employment eligibility requirements. The Plan became effective upon the effective date of our initial public offering (IPO). Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the first quarter of 2007 and 2006, we issued no shares of common stock under the plan. As of April 1, 2007, we have 231,907 available for future issuance.

(6)   Earnings Per Share

The following is a reconciliation of basic and fully diluted earnings per share for the three-month periods ended April 1, 2007 and March 26, 2006:


                                                             Three months ended April 1, 2007
                                                       ---------------------------------------------
                                                         Earnings         Shares         Per-share
                                                        (numerator)    (denominator)      amount
                                                       -------------   -------------   -------------
      Net earnings                                     $       5,541
                                                       -------------
                  Earnings per common share--basic             5,541       8,724,015   $        0.64
      Effect of dilutive securities

            Stock options                                         --         117,876
                                                       -------------   -------------
                  Earnings per common share--diluted   $       5,541       8,841,891   $        0.63
                                                       =============   =============


(7)   Supplemental Disclosures of Cash Flow Information

                                                            Three months ended
                                                           ---------------------
                                                            April 1,   March 26,
                                                              2007        2006
                                                           ---------   ---------
        Cash paid during the period for:
              Income taxes                                 $     628   $     542
        Noncash financing and investing transactions:
              Property and equipment not yet paid for            757          --
              Tax withholding for restricted stock units         417          --
              Adjustment of restricted stock units
                to fair value on grant date                       --       2,568

(8)   Income Taxes

      The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007. As a result of the implementation of FIN 48, we did not recognize an adjustment in the liability for unrecognized income tax benefits. The total unrecognized tax benefits reflected on the Company's balance sheet as of the January 1, 2007 adoption date amounted to $565, of which $146 represented interest and penalties. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its operations in income tax expense. There was no significant change in the unrecognized tax benefit for the period. Included in the balance at January 1, 2007, are unrecognized tax benefits of $493, which if recognized, would affect the annual effective tax rate.

      The Company files a consolidated return in the United States federal jurisdiction and in many state jurisdictions. With few exceptions, the Company is no longer subject to federal or state income tax examinations for years before 2003.

      The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to March 30, 2008.

(9)   Contingencies

      We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

In Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, we identified a number of risk factors related to our business. In light of a pricing agreement that we have executed with our of our suppliers, we have determined to update these risk factors by replacing the risk factor entitled "Fluctuations in chicken wing prices could reduce our operating income." with the following:

Fluctuations in chicken wing prices could reduce our operating income.

The primary food product used by our company-owned and franchised restaurants is fresh chicken wings. We purchase fresh chicken wings based on current market prices that are subject to fluctuations. A material increase in fresh chicken wing costs may adversely affect our operating results if we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices. For example, fresh chicken wings accounted for approximately 24%, 27% and 35% of our coast of sales in 2006, 2005 and 2004, respectively, with an annual average price per pound of $1.17, $1.20 and $1.39, respectively. A 10% increase in the fresh chicken wing costs for 2006 would have increased restaurant cost of sales by approximately $1.8 million. The supply of chicken wings, and thus the cost, may be adversely affected by a number of factors, including but not limited to the avian flu, and the availability and cost of corn or other feed for the chickens. In an effort to limit the price volatility of chicken wings, we entered into a pricing agreement with one of our chicken suppliers in March 2007. If our past buying trend with this supplier continues, we expect the price for 80-90% of the wings used by our company-owned restaurants to be $1.23 per pound during the one-year term of the agreement. However, the pricing agreement does not obligate the supplier to sell us any chicken nor are we bound to purchase any chicken from such supplier. We will review the agreement periodically during its term and may modify it with the mutual consent of both parties. Thus, we are still subject to the risk of price fluctuations and the cost of wings per pound in the future may be higher than our expectations and market pricing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for 2007 and our expected store openings. Such statements are forward-looking and involve risks and uncertainties including but not limited to those discussed in this Form 10-Q under Item 1A and later in Item 2 under the heading "Risk Factors/Forward-Looking Statements" as well as in Item 1A of the fiscal 2006 Form 10-K. Information included in this discussion and analysis includes commentary on company-owned and franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such information is an important measure of our performance and is useful in assessing consumer acceptance of the Buffalo Wild Wings(R) Grill & Bar concept and the overall health of the concept. Franchise information also provides an understanding of our revenue because franchise royalties and fees are based on the opening of franchised units and their sales. However, franchised sales and same-store sales information does not represent sales in accordance with U.S. Generally Accepted Accounting Principles (GAAP), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to similar financial information as defined or used by other companies.

Critical Accounting Policies and Use of Estimates

Our most critical accounting policies, which are those that require significant judgment, include: valuation of long-lived assets and store closing reserves, vendor allowances, revenue recognition from franchise operations, and self-insurance liability. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. There have been no changes to those policies during this period.

Overview

As of April 1, 2007, we owned and operated 140 company-owned and franchised an additional 299 Buffalo Wild Wings (R) Grill & Bar restaurants in 37 states. Of the 439 system-wide restaurants, 83 are located in Ohio. The restaurants have elements of both the quick casual and casual dining styles, both of which are part of a growing industry. Our long-term focus is to grow to a national chain of over 1,000 locations, with 15% annual unit growth in the next three years, continuing the strategy of developing both company-owned and franchised restaurants.

Our growth and success depend on several factors and trends. First, we continue to monitor and react to our cost of goods sold. The cost of goods sold is difficult to predict, as it ranged from 30.3% to 31.5% of restaurant sales per quarter in 2007 and 2006, mostly due to the price fluctuation in chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of popular new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. In March 2007, we entered into a pricing agreement with one of our chicken suppliers with the intent to limit the price volatility that we have experienced in our quarterly cost of sales percentage. If our past buying trend with this supplier continues, we expect the price for 80-90% of the wings used by our company-owned restaurants to be $1.23 per pound during the one-year term of the agreement. However, the pricing agreement does not obligate the supplier to sell us any chicken nor are we bound to purchase any chicken from such supplier. We will review the agreement periodically during its term and may modify it with the mutual consent of both parties. Thus, the cost of wings per pound in the future may be higher than our expectations and market pricing.


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

Our revenue is generated by:

       o Sales at our company-owned restaurants, which were 89% of total revenue in the first quarter of 2007. Food and nonalcoholic beverages accounted for 72% of restaurant sales. The remaining 28% of restaurant sales was from alcoholic beverages. The menu item with the highest sales volume is chicken wings at 23% of total restaurant sales.

       o   Royalties and franchise fees received from our franchisees.

We generate cash from the operation of company-owned restaurants and from franchise royalties and fees. We highlight the specific costs associated with the on-going operation of our company-owned restaurants in the statement of earnings under "Restaurant operating costs." Nearly all of our depreciation expense relates to assets used by our company-owned restaurants. Preopening costs are those costs associated with opening new company-owned restaurants and will vary quarterly based on the number of new locations opened. Loss on equipment disposal is related to company-owned restaurants and includes the write-down of miscellaneous assets. Certain other expenses, such as general and administrative, relate to both company-owned and franchising operations.

As a growing company, we review our trend in general and administrative expenses, exclusive of stock-based compensation expense, and are focused on reducing this expense as a percentage of revenue.

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Both of the first quarters of 2007 and 2006 consisted of thirteen weeks. We had a 53-week fiscal year in 2006, with the fourth quarter having 14 weeks.

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

                                                            Three months ended
                                                           --------------------
                                                            April 1,  March 26,
                                                              2007       2006
                                                           ---------  ---------

     Revenue:
           Restaurant sales                                     88.9       88.8%
           Franchising royalties and fees                       11.1       11.2
                                                           ---------  ---------
                       Total revenue                           100.0      100.0
                                                           ---------  ---------
     Costs and expenses:
           Restaurant operating costs:
                 Cost of sales                                  31.0       31.5
                 Labor                                          29.7       29.1
                 Operating                                      16.1       16.5
                 Occupancy                                       6.6        7.2
           Depreciation                                          4.9        5.2
           General and administrative                           10.8       11.0
           Preopening                                            0.4        0.8
           Loss on equipment disposal                            0.1        0.3
                                                           ---------  ---------
                       Total costs and expenses                 90.4       92.2
                                                           ---------  ---------
     Income from operations                                      9.6        7.8
     Interest income                                             0.9        0.7
                                                           ---------  ---------
     Earnings before income taxes                               10.4        8.5
     Income tax expense                                          3.5        3.1
                                                           ---------  ---------
     Net earnings                                                6.9        5.5%
                                                           =========  =========

The number of company-owned and franchised restaurants open are as follows:

                                                              As of
                                                      ---------------------
                                                       April 1,   March 26,
                                                        2007        2006
                                                      ---------   ---------
     Company-owned restaurants                              140         124
     Franchised restaurants                                 299         260

The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

                                                       Three months ended
                                                     ----------------------
                                                      April 1,    March 26,
                                                        2007         2006
                                                     ---------    ---------
     Company-owned restaurant sales                  $  71,059       57,092
     Franchised restaurant sales                       177,457      144,691

Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

                                                       Three months ended
                                                     ----------------------
                                                     April 1,     March 26,
                                                       2007          2006
                                                     ---------    ---------
     Company-owned same-store sales                        8.7%         7.7%
     Franchised same-store sales                           3.3%         6.7%

The quarterly average prices paid per pound for fresh chicken wings are as follows:

                                                        Three months ended
                                                      ---------------------
                                                      April 1,    March 26,
                                                        2007        2006
                                                      ---------   ---------
     Average price per pound                          $    1.40        1.24

Results of Operations for the Three Months Ended April 1, 2007 and March 26,
2006

Restaurant sales increased by $14.0 million, or 24.5%, to $71.1 million in 2007 from $57.1 million in 2006. The increase in restaurant sales was due to a $9.3 million increase associated with the opening of one new company-owned restaurants in 2007 and 25 company-owned restaurants opened before 2007 that did not meet the criteria for same-store sales for all or part of the three-month period and $4.7 million related to an 8.7% increase in same-store sales.

Franchise royalties and fees increased by $1.7 million, or 23.4%, to $8.8 million in 2007 from $7.2 million in 2006. The increase was primarily due to additional royalties collected from 11 new franchised restaurants that opened in 2007 and 34 franchised restaurants that opened in the last nine months of 2006. Same-store sales for franchised restaurants increased 3.3% in 2007.

Cost of sales increased by $4.1 million, or 22.5%, to $22.1 million in 2007 from $18.0 million in 2006 due primarily to more restaurants being operated in 2007. Cost of sales as a percentage of restaurant sales decreased to 31.0% in 2007 from 31.5% in 2006. The decrease in cost of sales as a percentage of restaurant sales was primarily due to the leverage of food and alcohol costs as a result of price increases. For the first quarter of 2007, wing prices averaged $1.40 per pound which was a 12.9% increase over the same period in 2006. With the new pricing agreement in place, the cost of wings at company-owned locations in the first quarter was eight cents per pound lower than it would have been at market pricing. We expect the cost of fresh chicken wings for company-owned locations for the second quarter to be about $1.25 per pound. However, the future cost of wings per pound may be higher than our expectations and market pricing.


Labor expenses increased by $4.5 million, or 27.2%, to $21.1 million in 2007 from $16.6 million in 2006 due primarily to more restaurants being operated in 2007. Labor expenses as a percentage of restaurant sales increased to 29.7% in 2007 from 29.1% in 2006. The increase in labor expenses as a percentage of restaurant sales was primarily due to the impact of higher minimum wage increases and management costs.

Operating expenses increased by $2.0 million, or 21.5%, to $11.5 million in 2007 from $9.4 million in 2006 due primarily to more restaurants being operated in 2007. Operating expenses as a percentage of restaurant sales decreased to 16.1% in 2007 from 16.5% in 2006. The decrease in operating expenses as a percentage of restaurant sales is primarily due to lower utility costs, with other expenses leveraging on our strong sales performance.

Occupancy expenses increased by $629,000, or 15.4%, to $4.7 million in 2007 from $4.1 million in 2006 due primarily to more restaurants being operated in 2007. Occupancy expenses as a percentage of restaurant sales decreased to 6.6% in 2007 from 7.2% in 2006, primarily due to better leveraging of costs with the higher sales levels.

Depreciation increased by $562,000, or 16.9%, to $3.9 million in 2007 from $3.3 million in 2006. The increase was primarily due to the additional depreciation on one new restaurant opened in 2007 and the 16 new restaurants that opened in the last nine months of 2006.

General and administrative expenses increased by $1.5 million, or 21.7%, to $8.6 million in 2007 from $7.1 million in 2006 primarily due to higher payroll-related expenditures from stock-based compensation, additional headcount, and higher provisions for incentive compensation based on our strong operating results in the first quarter of 2007. General and administrative expenses as a percentage of total revenue decreased to 10.8% in 2007 from 11.0% in 2006. Exclusive of stock-based compensation, we reduced our general and administrative expenses as a percentage of revenue to 9.2% from 9.7% with better leverage of our expenses with the higher sales levels.

Preopening costs decreased by $169,000, to $318,000 in 2007 from $487,000 in 2006. In 2007, we incurred costs of $172,000 for the one new company-owned restaurant opened in the first quarter of 2007, and incurred $146,000 for restaurants that will open in the second quarter of 2007. In 2006, we incurred costs of $305,000 for the two new company-owned restaurants opened in the first quarter of 2006, incurred costs of $6,000 for restaurants that opened before the first quarter of 2006, and incurred costs of $176,000 for restaurants that opened in the second quarter of 2006 or later. In 2007, we expect average preopening costs per restaurant to be $180,000.

Loss on equipment disposal decreased by $131,000 to $79,000 in 2007 from $210,000 in 2006. The charge in both years was related to the write-off of miscellaneous equipment.

Interest income increased by $230,000 to $700,000 in 2007 from $470,000 in 2006. The increase was primarily due to higher interest rates and overall cash and marketable securities balance levels. Cash and marketable securities balances at the end of the quarter totaled $71.9 million in 2007 compared to $56.6 million for the first quarter of 2006.

Provision for income taxes increased $822,000 to $2.8 million in 2007 from $2.0 million in 2006. The effective tax rate as a percentage of income before taxes decreased to 33.6% in 2007 from 36.0% in 2006. The 2007 income tax rate was lower due to more store openings in states with lower tax rates. For 2007, we believe our effective tax rate will range from 33 to 34%.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for new restaurant construction, remodeling and maintaining our existing company-owned restaurants, working capital and other general business needs. Our main sources of liquidity and capital during the last three years have been cash flows from operations. The cash and marketable securities balance at April 1, 2007 was $71.9 million. We invest our cash and marketable securities balances in debt securities with the focus on protection of principal, adequate liquidity and maximization of after-tax returns. As of April 1, 2007, nearly all excess cash was invested in high-quality municipal securities.

For the three months ended April 1, 2007, net cash provided by operating activities was $11.3 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, and an increase in income tax payable. The change in income taxes was due to the timing of income tax payments.

For the three months ended March 26, 2006, net cash provided by operating activities was $9.4 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, and for increases in income tax payable and accounts payable offset by an increase in accounts receivable. The change in income taxes was due to the timing of income tax payments. The increase in accounts payable was due to higher sales and construction activity at the end of March 2006 as compared to December 2005. The increase in accounts receivable was due to higher credit card and convention-related sponsorships.

For the three months ended April 1, 2007 and March 26, 2006, net cash used in investing activities was $8.8 million and $6.3 million, respectively. Investing activities included purchases of property and equipment related to the opening of new company-owned restaurants and restaurants under construction in both periods. During the first quarter of 2007 and 2006, we opened one and two restaurants, respectively. In 2007, we expect capital expenditures for over 20 new company-owned restaurants to cost approximately $1.2 million per location and expenditures to be approximately $12 million for the maintenance and remodel of existing restaurants and the relocation of our home office in Minneapolis. In 2007, the Company purchased $39.6 million of marketable securities and received proceeds of $34.7 million as these investments matured or were sold. In 2006, the Company purchased $24.5 million of marketable securities and received proceeds of $22.9 million as these investments matured or were sold.

For the three months ended April 1, 2007 and March 26, 2006, net cash used in financing activities was $157,000 and $511,000, respectively. Net cash used in financing activities for 2007 resulted primarily from tax payments for restricted stock of $1.2 million, offset by proceeds from the exercise of stock options of $441,000. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock from the employee stock purchase plan) is anticipated for the remainder of 2007. Net cash used in financing activities for 2006 resulted primarily from tax payments for restricted stock of $687,000 offset by the issuance of common stock of $93,000.

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

The following table presents a summary of our contractual operating lease obligations and commitments as of April 1, 2007:


                                                                      Payments Due By Period (in thousands)
                                                                  ---------------------------------------------
                                                                  Less than                            After 5
                                                       Total      One year    1-3 years   3-5 years     years
                                                      ---------   ---------   ---------   ---------   ---------
Operating lease obligations                           $ 128,271      16,077      29,529      25,386      57,279
Lease commitments for restaurants under development      25,877       1,423       4,471       4,560      15,423
                                                      ---------   ---------   ---------   ---------   ---------
Total                                                 $ 154,148      17,500      34,000      29,946      72,702
                                                      =========   =========   =========   =========   =========


We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future.

                     Risk Factors/Forward-Looking Statements

The foregoing discussion and other statements in this report contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. Our forward-looking statements generally relate to our long-term goal of over 1,000 locations, expected annual unit growth of over 15%, efforts to manage cost of sales particularly related to chicken wing costs, our expectations as to chicken wing costs, plans for entry into new markets, expansion and improving existing markets, estimated tax rates for 2007, expected store openings for 2007 and related capital expenditures, and sources of funding and cash requirements. Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the following risk factors (each of which is discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as updated in Item 1A of this Form 10-Q):

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

      o     Franchisees may take actions that could harm our business.

      o     We could face liability from our franchisees.

      o Our quarterly operating results may fluctuate due to the timing of special events and other factors, including the recognition of impairment losses.

      o Changes in consumer preferences or discretionary consumer spending could harm our performance.

      o     Changes in employment laws or regulation could harm our performance.

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. We use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is fresh chicken wings. Fresh chicken wings accounted for approximately 25% and 24% of our cost of sales in the first quarter of 2007 and 2006, respectively, with an average price per pound of $1.40 and $1.24, respectively. In March 2007, we entered into a pricing agreement with one of our chicken suppliers with the intent to limit the price volatility that we have experienced in our quarterly cost of sales percentage. If our past buying trend with this supplier continues, we expect the price for 80-90% of the wings used by our company-owned restaurants to be $1.23 per pound during the one-year term of the agreement. However, the pricing agreement does not obligate the supplier to sell us any chicken nor are we bound to purchase any chicken from such supplier. We will review the agreement periodically during its term and may modify it with the mutual consent of both parties. Thus, the cost of wings per pound in the future may be higher than our expectations and market pricing.

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


Date: May 11, 2007                       BUFFALO WILD WINGS, INC.


                                         By:  /s/ Sally J. Smith
                                              ----------------------------------
                                              Sally J. Smith, President and
                                              Chief Executive Officer
                                              (principal executive officer)


                                         By:  /s/ Mary J. Twinem
                                              ----------------------------------
                                              Mary J. Twinem, Executive Vice
                                              President, Chief Financial Officer
                                              and Treasurer (principal financial
                                              and accounting officer)

                                  EXHIBIT INDEX

                            BUFFALO WILD WINGS, INC.
                    FORM 10-Q FOR QUARTER ENDED APRIL 1, 2007



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