Form 10-Q
period 2007-07-01
BUFFALO WILD WINGS INC
filed 2007-08-08
CIK 1062449

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 --------------

                                    FORM 10-Q

                                 --------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended July 1, 2007

                          Commission File No. 000-24743

                                 --------------

                            BUFFALO WILD WINGS, INC.
             (Exact name of registrant as specified in its charter)

                                 --------------

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

                                 --------------

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

      The number of shares outstanding of the registrant's common stock as of August 1, 2007: 17,596,207 shares.

--------------------------------------------------------------------------------

                                                           TABLE OF CONTENTS


                                                                                                                        Page
                                                                                                                        ----

PART I


Item 1.     Financial Statements                                                                                           3


Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations                         11


Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                                    17


Item 4.     Controls and Procedures                                                                                       17


PART II


Item 1.     Legal Proceedings                                                                                             18


Item 1A.    Risk Factors                                                                                                  18


Item 4.     Submission of Matters to a Vote of Security Holders                                                           18


Item 6.     Exhibits                                                                                                      19


Signatures                                                                                                                20


Exhibit Index                                                                                                             21


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                               BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEETS

                                           (Dollar amounts in thousands, except share data)

                                                              (unaudited)


                                                                                            July 1,     December 31,
                                                                                             2007           2006
                                                                                         ------------   ------------
                                                          Assets

Current assets:

      Cash and cash equivalents                                                          $      6,602         11,756
      Marketable securities                                                                    64,505         52,829
      Accounts receivable - franchisees, net of allowance of $25 and $47, respectively            769            929
      Accounts receivable - other                                                               5,282          5,212
      Inventory                                                                                 1,952          1,767
      Income tax receivable                                                                     1,529             --
      Prepaid expenses                                                                          1,471          1,052
      Deferred income taxes                                                                     2,132          1,405
                                                                                         ------------   ------------
            Total current assets                                                               84,242         74,950

Property and equipment, net                                                                    82,464         78,137
Restricted cash                                                                                 7,066          6,007
Other assets                                                                                    1,752          1,720
Goodwill                                                                                          369            369
                                                                                         ------------   ------------
            Total assets                                                                 $    175,893        161,183
                                                                                         ============   ============

                                           Liabilities and Stockholders' Equity

Current liabilities:
      Unearned franchise fees                                                            $      2,364          2,347
      Accounts payable                                                                          6,801          5,874
      Income tax payable                                                                           --            264
      Accrued compensation and benefits                                                         9,846         10,963
      Accrued expenses                                                                          5,219          5,538
      Current portion of deferred lease credits                                                   276            794
                                                                                         ------------   ------------
            Total current liabilities                                                          24,506         25,780

Long-term liabilities:
      Other liabilities                                                                         1,220            478
      Marketing fund payables                                                                   7,066          6,007
      Deferred income taxes                                                                     2,937          3,162
      Deferred lease credits, net of current portion                                            9,967          9,540
                                                                                         ------------   ------------
            Total liabilities                                                                  45,696         44,967
                                                                                         ------------   ------------

Commitments and contingencies (note 9)
Stockholders' equity:
      Undesignated stock, 1,000,000 and 5,600,000 shares authorized, respectively                  --             --
      Common stock, no par value. Authorized 20,200,000 and 15,600,000 shares,
         respectively, issued and outstanding 17,889,682 and 17,591,180, respectively          79,629         75,030
      Retained earnings                                                                        50,568         41,186
                                                                                         ------------   ------------
            Total stockholders' equity                                                        130,197        116,216
                                                                                         ------------   ------------
            Total liabilities and stockholders' equity                                   $    175,893        161,183
                                                                                         ============   ============


                        BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED STATEMENTS OF EARNINGS

              (Dollar amounts in thousands except share and per share data)
                                       (unaudited)


                                                   Three months ended           Six months ended
                                                -------------------------   -------------------------
                                                  July 1,       June 25,      July 1,      June 25,
                                                   2007          2006          2007          2006
                                                -----------   -----------   -----------   -----------
Revenue:

      Restaurant sales                          $    67,535        55,036       138,594       112,128
      Franchise royalties and fees                    8,464         7,224        17,307        14,393
                                                -----------   -----------   -----------   -----------

                        Total revenue                75,999        62,260       155,901       126,521
                                                -----------   -----------   -----------   -----------

Costs and expenses:
      Restaurant operating costs:
            Cost of sales                            20,591        17,028        42,649        35,033
            Labor                                    21,050        16,562        42,157        33,157
            Operating                                10,729         9,236        22,201        18,679
            Occupancy                                 4,892         4,269         9,610         8,358
      Depreciation                                    4,028         3,433         7,920         6,763
      General and administrative (1)                  8,538         7,441        17,155        14,519
      Preopening                                        987         1,034         1,305         1,521
      Loss on equipment disposal                        153            44           232           254
                                                -----------   -----------   -----------   -----------
                  Total costs and expenses           70,968        59,047       143,229       118,284
                                                -----------   -----------   -----------   -----------

Income from operations                                5,031         3,213        12,672         8,237
Interest income                                         755           500         1,455           970
                                                -----------   -----------   -----------   -----------

Earnings before income taxes                          5,786         3,713        14,127         9,207
Income tax expense                                    1,945         1,281         4,745         3,259
                                                -----------   -----------   -----------   -----------
Net earnings                                    $     3,841         2,432         9,382         5,948
                                                ===========   ===========   ===========   ===========
Earnings per common share - basic               $      0.22          0.14          0.54          0.35
Earnings per common share - diluted                    0.22          0.14          0.53          0.34
Weighted average shares outstanding - basic      17,560,163    17,111,178    17,504,096    17,087,382
Weighted average shares outstanding - diluted    17,743,876    17,509,790    17,715,613    17,492,466

-----------------------------------------------

(1)   Contains stock-based compensation of $1,065, $683, $2,332, and $1,539, respectively


                               BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (Dollar amounts in thousands)
                                              (unaudited)


                                                                                       Six months ended
                                                                                     --------------------
                                                                                      July 1,    June 25,
                                                                                       2007        2006
                                                                                     --------    --------

Cash flows from operating activities:

      Net earnings                                                                   $  9,382       5,948
      Adjustments to reconcile net earnings to cash provided by operations:
              Depreciation                                                              7,920       6,763
              Amortization                                                                (43)       (101)
              Loss on equipment disposal                                                  232         254
              Deferred lease credits                                                      391         220
              Deferred income taxes                                                      (952)     (1,742)
              Stock-based compensation                                                  2,332       1,539
              Excess tax benefit from the exercise of stock options                      (720)       (181)
              Change in operating assets and liabilities:
                      Purchase of marketable securities                                  (210)         --
                      Accounts receivable                                                (392)       (560)
                      Inventory                                                          (185)        (42)
                      Prepaid expenses                                                   (419)      1,385
                      Other assets                                                        (32)        (36)
                      Unearned franchise fees                                              17         (42)
                      Accounts payable                                                    217       1,992
                      Income tax payable                                               (1,073)        (18)
                      Accrued expenses                                                  1,176         206
                                                                                     --------    --------
                              Net cash provided by operating activities                17,641      15,585
                                                                                     --------    --------
Cash flows from investing activities:
      Acquisition of property and equipment                                           (11,769)    (12,381)
      Purchase of marketable securities                                               (93,339)    (54,759)
      Proceeds of marketable securities                                                81,916      54,108
                                                                                     --------    --------
                              Net cash used in investing activities                   (23,192)    (13,032)
                                                                                     --------    --------
Cash flows from financing activities:
      Issuance of common stock                                                            860         490
      Tax payments for restricted stock                                                (1,183)       (687)
      Excess tax benefit from the exercise of stock options                               720         181
                                                                                     --------    --------
                              Net cash provided by (used in) financing activities         397         (16)
                                                                                     --------    --------
                              Net increase (decrease) in cash and cash equivalents     (5,154)      2,537
Cash and cash equivalents at beginning of period                                       11,756       3,986
                                                                                     --------    --------
Cash and cash equivalents at end of period                                           $  6,602       6,523
                                                                                     ========    ========


                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 1, 2007 AND JUNE 25, 2006
          (Dollar amounts in thousands except share and per share data)

(1) Basis of Financial Statement Presentation

    The consolidated financial statements as of July 1, 2007 and December 31, 2006, and for the three-month and six-month periods ended July 1, 2007 and June 25, 2006, have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the three-month and six-month periods ended July 1, 2007 and June 25, 2006 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

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

    The results of operations for the three-month and six-month periods ended July 1, 2007 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 30, 2007.

(2) Summary of Significant Accounting Policies

    (a)     Inventories

            Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

            We purchase our products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by our restaurants and our franchised restaurants is fresh chicken wings. A pricing agreement with one of our chicken suppliers effectively establishes a price of $1.23 per pound for 80-90% of the wings used by company-owned restaurants. This agreement limits the price volatility of chicken wings. For the three-month periods ended July 1, 2007 and June 25, 2006, fresh chicken wings were 23.0% and 22.5%, respectively, of restaurant cost of sales. For the six-month periods ended July 1, 2007 and June 25, 2006, fresh chicken wings were 24.2% and 23.2%, respectively, of restaurant cost of sales.

      (b)   New Accounting Pronouncements

            In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. We believe the adoption of SFAS 157 will not have a significant impact on our financial statements.

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

(3) Marketable Securities

    Marketable securities were comprised of the following:

                                                          As of
                                               ---------------------------
                                                  July 1,     December 31,
                                                   2007           2006
                                               ------------   ------------

      Held-to-maturity:
         Municipal securities                  $     22,663         33,522
      Available-for-sale:
         Municipal securities                        40,343         18,019
      Trading:
         Mutual funds                                 1,499          1,288
                                               ------------   ------------
      Total                                    $     64,505         52,829
                                               ============   ============

      All held-to-maturity debt securities are due within one year and had aggregate fair values of $22,652 and $33,512 as of July 1, 2007 and December 31, 2006, respectively. Trading securities represents investments held for future needs of a non-qualified deferred compensation plan.

(4) Property and Equipment

    Property and equipment consists of the following:


                                                                  As of
                                                      ----------------------------
                                                         July 1,      December 31,
                                                          2007            2006
                                                      ------------    ------------

      Construction in-process                         $      3,279           1,037
      Leasehold improvements                                82,287          77,794
      Furniture, fixtures, and equipment                    58,419          53,994
                                                      ------------    ------------
                                                           143,985         132,825

      Less acumulated depreciation and amortization        (61,521)        (54,688)
                                                      ------------    ------------

                                                      $     82,464          78,137
                                                      ============    ============


(5) Stockholders' Equity

    (a) Stock Options

    We have 2.9 million shares of common stock reserved for issuance under a stock-based compensation plan for employees, officers, and directors. The option price for shares issued under this plan is to be not less than the fair market value on the date of grant with respect to incentive stock options, or 85% of fair market value for nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of ten years. Nonqualified stock options issued pursuant to the plan have varying vesting periods from immediately to four years and have a contractual life of ten years. In 2003, our shareholders approved amendments to the plan to allow the granting of restricted stock and extended the plan to 2013. We issue new shares of common stock upon exercise of stock options and disbursement of restricted stock units. Option activity is summarized for the six months ended July 1, 2007:


                                                               Weighted        Weighted Average      Aggregate
                                             Number             average           Remaining          Intrinsic
                                           of shares        exercise price     Contractual Life        Value
                                        ----------------    ----------------   ----------------   ----------------

      Outstanding, December 31, 2006             420,986    $           4.23                3.9   $          9,419

      Granted                                         --                  --
      Exercised                                 (196,541)               2.86
      Cancelled                                   (2,012)               8.32
                                        ----------------    ----------------   ----------------   ----------------
      Outstanding, July 1, 2007                  222,433                5.40                4.4              8,049
      Exercisable, July 1, 2007                  215,966                5.14                4.3              7,872

    The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $41.59 as of the last business day of the quarter ended July 1, 2007, which would have been received by the optionees had all options been exercised on that date. As of July 1, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $30, which is expected to be recognized over a weighted average period of approximately nine months. During the six-month periods ended July 1, 2007 and June 25, 2006, the total intrinsic value of stock options exercised was $5,012 and $1,104, respectively. During the six-month periods ended July 1, 2007 and June 25, 2006, the total fair value of options vested was $480 and $375, respectively.

    The plan has 676,470 shares available for grant as of July 1, 2007.

    (b) Restricted Stock

    Restricted stock units are granted annually at the discretion of the Board under a stock based compensation plan. These units are subject to annual vesting upon achievement of performance targets established by the Board of Directors. We record compensation expense for the restricted stock units if vesting, based on the achievement of performance targets, is probable. The restricted stock units may vest one-third annually over a ten-year period as determined by meeting performance targets; however, the second third of the restricted stock units is not subject to vesting until the first one-third has vested and the final one-third is not subject to vesting until the first two-thirds of the award has vested.

    Restricted stock activity is summarized for the six months ended July 1, 2007:


                                                               Weighted
                                                               average
                                                Number        grant date
                                              of shares       fair value
                                             ------------    ------------

           Outstanding, December 31, 2006         168,212    $      17.10

           Granted                                164,094           26.75
           Vested                                 (14,000)          26.60
           Cancelled                              (25,470)          21.06
                                             ------------    ------------

           Outstanding, July 1, 2007              292,836    $      21.71


    As of July 1, 2007, the total stock-based compensation expense related to nonvested awards not yet recognized was $4,665, which is expected to be recognized over a weighted average period of 1.2 years. During the six-month periods ended July 1, 2007 and June 25, 2006, the total fair value of vested shares were $372 and $219, respectively. The weighted average grant date fair value of restricted stock units granted during the six months ended June 25, 2006 was $16.90.

    (c) Employee Stock Purchase Plan

    We have reserved 600,000 shares of common stock for issuance under the employee stock purchase plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the first six months of 2007 and 2006, we issued 12,744 and 21,952 shares of common stock under the plan. As of July 1, 2007, we have 449,698 shares available for future issuance.

(6) Earnings Per Share

    The following is a reconciliation of basic and fully diluted earnings per share for the three-month and six-month periods ended July 1, 2007 and June 25, 2006:


                                                         Three months ended July 1, 2007
                                                 ------------------------------------------------
                                                   Earnings           Shares         Per-share
                                                  (numerator)      (denominator)       amount
                                                 --------------   --------------   --------------

Net earnings available to common shareholders    $        3,841
                                                 --------------
            Earnings per common share--basic              3,841       17,560,163   $         0.22
Effect of dilutive securities
      Stock options                                          --          183,713
                                                 --------------   --------------
            Earnings per common share--diluted   $        3,841       17,743,876             0.22
                                                 ==============   ==============



                                                             Three months ended June 25, 2006
                                                     ------------------------------------------------
                                                        Earnings         Shares          Per-share
                                                      (numerator)     (denominator)        amount
                                                     --------------   --------------   --------------
    Net earnings available to common shareholders    $        2,432
                                                     --------------
                Earnings per common share--basic              2,432       17,111,178   $         0.14
    Effect of dilutive securities
          Stock options                                          --          398,612
                                                     --------------   --------------
                Earnings per common share--diluted   $        2,432       17,509,790             0.14
                                                     ==============   ==============


                                                             Six months ended July 1, 2007
                                                     ------------------------------------------------
                                                        Earnings         Shares          Per-share
                                                      (numerator)     (denominator)        amount
                                                     --------------   --------------   --------------
    Net earnings available to common shareholders    $        9,382
                                                     --------------
                Earnings per common share--basic              9,382       17,504,096   $         0.54
    Effect of dilutive securities
          Stock options                                          --          211,517
                                                     --------------   --------------
                Earnings per common share--diluted   $        9,382       17,715,613             0.53
                                                     ==============   ==============


                                                             Six months ended June 25, 2006
                                                     ------------------------------------------------
                                                        Earnings         Shares          Per-share
                                                      (numerator)     (denominator)        amount
                                                     --------------   --------------   --------------
    Net earnings available to common shareholders    $        5,948
                                                     --------------
                Earnings per common share--basic              5,948       17,087,382   $         0.35
    Effect of dilutive securities
          Stock options                                          --          405,084
                                                     --------------   --------------
                Earnings per common share--diluted   $        5,948       17,492,466             0.34
                                                     ==============   ==============


    292,836 shares and 335,594 shares for the three-month periods ended July 1, 2007 and June 25, 2006, respectively, and 292,836 shares and 335,720 shares for the six-month periods ended July 1, 2007 and June 25, 2006, respectively, have been excluded from the fully diluted calculation because the effect on net earnings per share would not have been dilutive.

(7) Supplemental Disclosures of Cash Flow Information


                                                                                    Six months ended
                                                                                   -------------------
                                                                                    July 1,   June 25,
                                                                                     2007       2006
                                                                                   --------   --------

    Cash paid during the period for:
          Income taxes                                                             $  6,411      5,130
    Noncash financing and investing transactions:
                Property and equipment not yet paid for                                 710         --
                Tax withholding and payment of restricted stock units                 1,086         --
                Adjustment of restricted stock units to fair value on grant date         --      2,568


(8) Income Taxes

    The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007 and did not need to recognize an adjustment in the liability for unrecognized income tax benefits. The total unrecognized tax benefits reflected on the Company's balance sheet as of the January 1, 2007 adoption date amounted to $419. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its operations in income tax expense. Interest and penalties related to unrecognized tax benefits were $146 at January 1, 2007. There were no significant changes in the unrecognized tax benefit for the three month and six month periods. Included in the balance at January 1, 2007, are unrecognized tax benefits of $337, which if recognized, would affect the annual effective tax rate. The Company files a consolidated return in the United States Federal jurisdiction and in many state jurisdictions. With few exceptions, the Company is no longer subject to Federal or state income tax examinations for years before 2003.

    The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to June 29, 2008.

(9) Contingencies

    We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

(10) Designation of Shares and Stock Split

    On May 17, 2007, the Board of Directors authorized 4,600,000 shares of the 5,600,000 undesignated shares be designated as additional common stock.

      On June 15, 2007, we effected a two-for-one stock split of our common stock for holders of record on June 1, 2007. All applicable share and per-share data in these consolidated financial statements and related disclosures have been retroactively adjusted to give effect to this stock split.

(11) Acquisition of Las Vegas Franchise

    On May 18, 2007, the Company exercised a right of first refusal to acquire the assets of nine Buffalo Wild Wings franchised restaurants in the Las Vegas, Nevada area. One of the nine restaurants is currently under construction and is expected to open in the fourth quarter of 2007. The Company expects the acquisition, if completed, to close in the fourth quarter of 2007. The purchase price is approximately $26 million and will be funded with available cash and marketable securities. The acquisition is subject to purchase price adjustments and a holdback that would protect the Company if opening of the unfinished unit is delayed. The transaction also remains dependent on execution of a definitive asset purchase agreement, receipt of necessary approvals for gaming and liquor licenses (which are expected to take several months), lease assignments, and other customary closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for 2007 and our expected store openings. Such statements are forward-looking and involve risks and uncertainties including but not limited to those discussed in this Form 10-Q under Item 2 of Part I and later under Item 1A of Part II under the heading "Risk Factors/Forward-Looking Statements" as well as in Item 1A of Part I of the fiscal 2006 Form 10-K.

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

Overview

As of July 1, 2007, we owned and operated 145 company-owned and franchised an additional 301 Buffalo Wild Wings (R) Grill & Bar restaurants in 37 states. Of the 446 system-wide restaurants, 83 are located in Ohio. The restaurants have elements of both the quick casual and casual dining styles, both of which are part of a growing industry. Our long-term focus is to grow to a national chain of over 1,000 locations, with 15% annual unit growth in the next three years, continuing the strategy of developing both company-owned and franchised restaurants.

Our growth and success depend on several factors and trends. First, we continue to monitor and react to our cost of goods sold. The cost of goods sold is difficult to predict, as it ranged from 30.3% to 31.5% of restaurant sales per quarter in 2007 and 2006, historically due to the price fluctuation in chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of popular new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. In March 2007, we entered into a pricing agreement with one of our chicken suppliers with the intent to limit the price volatility that we have experienced in our quarterly cost of sales percentage. If our past buying trend with this supplier continues, we expect the price for 80-90% of the wings used by our company-owned restaurants to be $1.23 per pound during the remaining term of the agreement. However, the pricing agreement does not obligate the supplier to sell us any chicken, nor are we bound to purchase any chicken from such supplier. We will review the agreement periodically during its term and may modify it with the mutual consent of both parties. Thus, the cost of wings per pound in the future may be higher or lower than our expectations and market pricing.

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

Third, trends in company-owned and franchised same-store sales continue to be indicators of the acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, therefore, cash flow per location. While management believes that these and similar sales metrics are important measures of our performance and overall health of our concept, such sales information may not be comparable to similar sales information as defined or used by other companies. For our purposes, in calculating same-store sales, a restaurant is included in the first month following its fifteenth month of operation.

Our revenue is generated by:

       o Sales at our company-owned restaurants, which were 89% of total revenue in the second quarter of 2007. Food, nonalcoholic beverages, and retail accounted for 74% of restaurant sales. The remaining 26% of restaurant sales was from alcoholic beverages. The menu item with the highest sales volume is chicken wings at 23% of total restaurant sales.

       o   Royalties and franchise fees received from our franchisees.

We generate cash from the operation of company-owned restaurants and from franchise royalties and fees. We highlight the specific costs associated with the on going operation of our company-owned restaurants in the statement of earnings under "Restaurant operating costs." Nearly all of our depreciation expense relates to assets used by our company-owned restaurants. Preopening costs are those costs associated with opening new company-owned restaurants and will vary quarterly based on the number of new locations opened. Loss on equipment disposal is related to company-owned restaurants and includes the write-down of miscellaneous assets. Certain other expenses, such as general and administrative, relate to both company-owned and franchising operations.

As a growing company, we review our trend in general and administrative expenses, exclusive of stock-based compensation expense, and are focused on reducing this expense as a percentage of revenue.

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Both of the second quarters of 2007 and 2006 consisted of thirteen weeks. We had a 53-week fiscal year in 2006, with the fourth quarter having 14 weeks.

Quarterly Results of Operations

Our operating results for the periods indicated are expressed below as a percentage of total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales. The information for each three-month and six-month period is unaudited, and we have prepared it on the same basis as the audited financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results.

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


                                                   Three months ended         Six months ended
                                                 ----------------------    ----------------------
                                                  July 1,      June 25,     July 1,      June 25,
                                                   2007         2006         2007          2006
                                                 ---------    ---------    ---------    ---------

Revenue:
      Restaurant sales                                88.9%        88.4%        88.9%        88.6%
      Franchising royalties and fees                  11.1         11.6         11.1         11.4
                                                 ---------    ---------    ---------    ---------
                  Total revenue                      100.0        100.0        100.0        100.0
                                                 ---------    ---------    ---------    ---------
Costs and expenses:
      Restaurant operating costs:
            Cost of sales                             30.5         30.9         30.8         31.2
            Labor                                     31.2         30.1         30.4         29.6
            Operating                                 15.9         16.8         16.0         16.7
            Occupancy                                  7.2          7.8          6.9          7.5
      Depreciation                                     5.3          5.5          5.1          5.3
      General and administrative                      11.2         12.0         11.0         11.5
      Preopening                                       1.3          1.7          0.8          1.2
      Loss on equipment disposal                       0.2          0.1          0.1          0.2
                                                 ---------    ---------    ---------    ---------
                  Total costs and expenses            93.4         94.8         91.9         93.5
                                                 ---------    ---------    ---------    ---------
Income from operations                                 6.6          5.2          8.1          6.5
Interest income                                        1.0          0.8          0.9          0.8
                                                 ---------    ---------    ---------    ---------
Earnings before income taxes                           7.6          6.0          9.1          7.3
Income tax expense                                     2.6          2.1          3.0          2.6
                                                 ---------    ---------    ---------    ---------
Net earnings                                           5.1          3.9          6.0          4.7
                                                 =========    =========    =========    =========


The number of company-owned and franchised restaurants open are as follows:

                                                          As of
                                             -------------------------------
                                                 July 1,        June 25,
                                                  2007            2006
                                             --------------- ---------------
Company-owned restaurants                                145             129
Franchised restaurants                                   301             270

The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):



                                       Three months ended     Six months ended
                                      --------------------- --------------------
                                        July 1,   June 25,  July 1,    June 25,
                                         2007       2006      2007       2006
Company-owned restaurant sales          $67,535    55,036   138,594    112,128
Franchised restaurant sales             169,859    145,001  347,316    289,755

Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):


                                  Three months ended       Six months ended
                                ----------------------- -----------------------
                                 July 1,     June 25,    July 1,    June 25,
                                   2007        2006       2007        2006
                                -----------------------------------------------
Company-owned same-store sales     8.1%        8.2%       8.4%        8.0%
Franchised same-store sales        4.0          4.7        3.7         5.7

The quarterly average prices paid per pound for fresh chicken wings are as follows:


                                Three months ended           Six months ended
                           -----------------------------------------------------
                               July 1,       June 25,     July 1,     June 25,
                                2007           2006        2007         2006
                           -----------------------------------------------------
Average price per pound         $1.25          1.10        1.32         1.16

Results of Operations for the Three Months Ended July 1, 2007 and June 25, 2006

Restaurant sales increased by $12.5 million, or 22.7%, to $67.5 million in 2007 from $55.0 million in 2006. The increase in restaurant sales was due to an $8.3 million increase associated with the opening of six new company-owned restaurants in the first six months of 2007 and the 18 company-owned restaurants opened before 2007 that did not meet the criteria for same-store sales and $4.2 million related to an 8.1% increase in same-store sales.

Franchise royalties and fees increased by $1.2 million, or 17.2%, to $8.5 million in 2007 from $7.2 million in 2006. The increase was due primarily to additional royalties collected from the 15 new franchised restaurants that opened in 2007 and the 23 franchised restaurants that opened in the last six months of 2006. Same-store sales for franchised restaurants increased 4.0% in 2007.

Cost of sales increased by $3.6 million, or 20.9%, to $20.6 million in 2007 from $17.0 million in 2006 due primarily to more restaurants in operation in 2007. Cost of sales as a percentage of restaurant sales decreased to 30.5% in 2007 from 30.9% in 2006. The decrease in cost of sales as a percentage of restaurant sales was primarily due to the leverage of food and alcohol costs as a result of price increases and a continued focus on cost controls particularly alcohol at the unit-level. This decrease was partially offset by wing prices which averaged $1.25 per pound, 14% higher than 2006 when wing prices averaged $1.10 per pound.

Labor expenses increased by $4.5 million, or 27.1%, to $21.1 million in 2007 from $16.6 million in 2006 due primarily to more restaurants in operation in 2007. Labor expenses as a percentage of restaurant sales increased to 31.2% in 2007 from 30.1% in 2006. The increase in labor expenses as a percentage of restaurant sales was primarily due to higher than expected health insurance and workers' compensation costs, along with higher unit level bonus.

Operating expenses increased by $1.5 million, or 16.2%, to $10.7 million in 2007 from $9.2 million in 2006 due primarily to more restaurants in operation in 2007. Operating expenses as a percentage of restaurant sales decreased to 15.9% in 2007 from 16.8% in 2006. The decrease in operating expenses as a percentage of restaurant sales was primarily due to lower general liability insurance costs, credit card fees, utility costs, and local store marketing expenses.

Occupancy expenses increased by $623,000, or 14.6%, to $4.9 million in 2007 from $4.3 million in 2006 due primarily to more restaurants in operation in 2007. Occupancy expenses as a percentage of restaurant sales decreased to 7.2% in 2007 from 7.8% in 2006.

Depreciation increased by $595,000, or 17.3%, to $4.0 million in 2007 from $3.4 million in 2006. The increase was primarily due to the additional depreciation on six new restaurants opened in 2007 and the 11 new restaurants that opened in the last six months of 2006.

General and administrative expenses increased by $1.1 million, or 14.7%, to $8.5 million in 2007 from $7.4 million in 2006 due to higher corporate headcount, accrued incentive, and stock-based compensation. General and administrative expenses as a percentage of total revenue decreased to 11.2% in 2007 from 12.0% in 2006. Exclusive of stock-based compensation, we reduced our general and administrative expenses as a percentage of total revenue to 9.8 % from 10.9%.

Preopening costs decreased by $47,000, to $987,000 in 2007 from $1.0 million in 2006. We opened five new company-owned restaurants in the second quarter of 2007, incurred costs of $1,000 for openings before the second quarter of 2007, and incurred $216,000 for restaurants that will open in the third quarter of 2007 or later. In the second quarter 2006, we opened five new company-owned restaurants, incurred no costs for restaurants that opened before the second quarter of 2006, and incurred costs of $353,000 for restaurants that opened in the third quarter of 2006 or later.

Loss on equipment disposal increased by $109,000 to $153,000 in 2007 from $44,000 in 2006. The amount expensed in 2007 and 2006 represents miscellaneous equipment disposals and retirements.

Interest income increased by $255,000 to $755,000 in 2007 from $500,000 in 2006. The increase was primarily due to higher interest rates and overall cash and marketable securities balance levels. Cash and marketable securities balances at the end of the second quarter were $71.1 million in 2007 compared to $55.7 million for the second quarter of 2006.

Provision for income taxes increased $664,000 to $1.9 million in 2007 from $1.3 million in 2006. The effective tax rate as a percentage of income before taxes decreased to 33.6% in 2007 from 34.5% in 2006. The decrease in the effective tax rate was due to lower state tax rates. Our effective tax rate reflects the full federal and state statutory rates on taxable income. For 2007, we believe our effective tax rate will be between 33% and 34%.

Results of Operations for the Six Months Ended July 1, 2007 and June 25, 2006

Restaurant sales increased by $26.5 million, or 23.6%, to $138.6 million in 2007 from $112.1 million in 2006. The increase in restaurant sales was due to a $17.6 million increase associated with the opening of six new company-owned restaurants in the first six months of 2007 and the 25 company-owned restaurants opened before 2007 that did not meet the criteria for same-store sales and $8.9 million related to an 8.4% increase in same-store sales.

Franchise royalties and fees increased by $2.9 million, or 20.2%, to $17.3 million in 2007 from $14.4 million in 2006. The increase was due primarily to additional royalties collected from the 15 new franchised restaurants that opened in 2007 and the 23 franchised restaurants that opened in the last six months of 2006. Same-store sales for franchised restaurants increased 3.7% in 2007.

Cost of sales increased by $7.6 million, or 21.7%, to $42.6 million in 2007 from $35.0 million in 2006 due primarily to more restaurants in operation in 2007. Cost of sales as a percentage of restaurant sales decreased to 30.8% in 2007 from 31.2% in 2006. The decrease in cost of sales as a percentage of restaurant sales was primarily due to the leverage of food and alcohol costs as a result of price increase and a sales shift to better margined products.

Labor expenses increased by $9.0 million, or 27.1%, to $42.2 million in 2007 from $33.2 million in 2006 due primarily to more restaurants in operation in 2007. Labor expenses as a percentage of restaurant sales increased to 30.4% in 2007 from 29.6% in 2006. The increase in labor expenses as a percentage of restaurant sales was primarily due to higher than expected health insurance and workers' compensation costs, and higher hourly and management costs.

Operating expenses increased by $3.5 million, or 18.9%, to $22.2 million in 2007 from $18.7 million in 2006 due primarily to more restaurants in operation in 2007. Operating expenses as a percentage of restaurant sales decreased to 16.0% in 2007 from 16.7% in 2006. The decrease in operating expenses as a percentage of restaurant sales was primarily due to lower general liability insurance costs, credit card fees, and utility costs.

Occupancy expenses increased by $1.3 million, or 15.0%, to $9.6 million in 2007 from $8.4 million in 2006 due primarily to more restaurants in operation in 2007. Occupancy expenses as a percentage of restaurant sales decreased to 6.9% from 7.5% in 2006.

Depreciation increased by $1.2 million, or 17.1%, to $7.9 million in 2007 from $6.8 million in 2006. The increase was primarily due to the additional depreciation on six new restaurants opened in 2007 and the 11 new restaurants that opened in the last six months of 2006.

General and administrative expenses increased by $2.6 million, or 18.2%, to $17.2 million in 2007 from $14.5 million in 2006 due to higher corporate headcount, and accrued incentive and stock-based compensation. General and administrative expenses as a percentage of total revenue decreased to 11.0% in 2007 from 11.5% in 2006. Exclusive of stock-based compensation, we reduced our general and administrative expenses as a percentage of sales to 9.5% from 10.3% with better leverage of our wages and overhead costs.

Preopening costs decreased by $216,000, to $1.3 million in 2007 from $1.5 million in 2006. We opened six new company-owned restaurants in the first half of 2007, incurred no costs for openings in 2006, and incurred costs of $217,000 for restaurants that will open in the third quarter of 2007 or later. In the first half of 2006, we opened seven new company-owned restaurants, incurred costs of $295,000 for restaurants that opened in 2005, and incurred costs of $388,000 for restaurants that opened in the third quarter of 2006 or later.

Loss on equipment disposal decreased by $22,000 to $232,000 in 2007 from $254,000 in 2006. The expense in 2007 and 2006 represented miscellaneous equipment disposals and retirements.

Interest income increased by $485,000 to $1.5 million in 2007 from $970,000 in 2006. The increase was primarily due to higher interest rates and overall cash and marketable securities balance levels. Cash and marketable securities balances at the end of the quarter were $71.1 million in 2007 compared to $55.7 million for the second quarter of 2006.

Provision for income taxes increased $1.5 million to $4.7 million in 2007 from $3.3 million in 2006. The effective tax rate as a percentage of income before taxes decreased to 33.6% in 2007 from 35.4% in 2006. The decrease in the effective tax rate was due to lower state tax rates. Our effective tax rate reflects the full federal and state statutory rates on taxable income. For 2007, we believe our effective tax rate will be between 33% and 34%.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for new restaurant construction, remodeling and maintaining our existing company-owned restaurants, working capital and other general business needs. Our main sources of liquidity and capital during the last three years have been cash flows from operations. The cash and marketable securities balance at July 1, 2007 was $71.1 million. We invest our cash and marketable securities balances in debt securities with a focus on protection of principal, adequate liquidity, and maximization of after-tax returns. As of July 1, 2007, nearly all excess cash was invested in high-quality municipal securities.

For the six months ended July 1, 2007, net cash provided by operating activities was $17.6 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, an increase in accrued expenses, partially offset by a decrease in income tax payable. The decrease in accrued expenses was due primarily to the payout of accrued incentive compensation. The decrease in income tax payable was due to the timing of tax payments.

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

For the six months ended July 1, 2007 and June 25, 2006, net cash used in investing activities was $23.2 million and $13.0 million, respectively. Investing activities consisted of purchases of property and equipment related to the opening of new company-owned restaurants and restaurants under construction, purchases of marketable securities, and sales or maturities of those securities. During the first six months of 2007 and 2006, we opened six and seven restaurants, respectively during each of those periods. We expect capital expenditures for the entire year of 2007 to approximate $1.25 million for each new company-owned restaurants and the renovation and maintenance of existing restaurants and the relocation of our home office in Minneapolis to be $12 to $13 million for the year. In addition, the purchase of the nine Las Vegas restaurants will cost $26 million. For the first six months of 2007, we purchased $93.3 million of marketable securities and received proceeds of $81.9 million as these investments matured or were sold. For the first six months of 2006, we purchased $54.8 million of marketable securities and received proceeds of $54.1 million as these investments matured or were sold.


For the six months ended July 1, 2007 and June 25, 2006, net cash provided by (used in) financing activities was $397,000 and ($16,000), respectively. Net cash provided by financing activities for 2007 consisted of the issuance of common stock from the exercise of stock options and employee stock purchase plan purchases of $860,000 and excess tax benefits for stock issuance of $720 partially offset by tax payments of restricted stock of $1,183. No additional funding from the issuance of common stock (other than from the exercise of options and employee stock purchases) is anticipated for the remainder of 2007. Net cash provided by financing activities for 2006 resulted from the issuance of common stock from the exercise of stock options and the employee stock purchase plan purchases of $490,000.

Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. Except for one restaurant building, we do not currently own any of the properties on which our restaurants operate.

The following table presents a summary of our contractual operating lease obligations and commitments as of July 1, 2007 (amounts in thousands):



                                                                                 Payments Due By Period
                                                                --------------------------------------------------------
                                                                              Less than                        After 5
                                                                    Total     One year   1-3 years 3-5 years    years
                                                                --------------------------------------------------------
Operating lease obligations                                      $    130,414     16,538     30,276    26,058     57,542
Lease commitments for restaurants under development                    30,434      1,843      5,358     5,466     17,767
                                                                --------------------------------------------------------

    Total                                                        $    160,848     18,381     35,634    31,524     75,309
                                                                ========================================================


We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Our future cash outflows related to income tax uncertainties amounts to $419. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

                     Risk Factors/Forward-Looking Statements

The foregoing discussion and other statements in this report contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast," and similar words or expressions. Our forward-looking statements generally relate to our long-term goal of over 1,000 locations, expected annual unit growth of over 15%, efforts to manage cost of sales particularly related to chicken wing costs, our expectations as to chicken wing costs, plans for entry into new markets, expansion and improving existing markets, estimated tax rates for 2007, expected store openings for 2007 and related capital expenditures, and sources of funding and cash requirements. Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the following risk factors (each of which is discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as updated in Item 1A of Part II of this Form 10-Q):

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

Investors are cautioned that all forward-looking statements involve risk and uncertainties and speak only as of the date they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

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

Inflation

The primary inflationary factors affecting our operations are food, labor, and restaurant operating costs. Substantial increases in these costs could impact operating results to the extent that such increases cannot be passed along through higher menu prices. A large number of our restaurant personnel are paid at rates based on the applicable federal and state minimum wages, and increases in the minimum wage rates and tip-credit wage rates could directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases. We believe inflation has not had a material impact on our results of operations in recent years.

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. We use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is fresh chicken wings. Fresh chicken wings accounted for approximately 23.0% and 22.5% of our cost of sales in the second quarter of 2007 and 2006, respectively, with an average price per pound of $1.25 and $1.10, respectively. In March 2007, we entered into a pricing agreement with one of our chicken suppliers with the intent to limit the price volatility that we have experienced in our quarterly cost of sales percentage. If our past buying trend with this supplier continues, we expect the price for 80-90% of the wings used by our company-owned restaurants to be $1.23 per pound during the remaining term of the agreement. However, the pricing agreement does not obligate the supplier to sell us any chicken nor are we bound to purchase any chicken from such supplier. We will review the agreement periodically during its term, and we may modify it with the mutual consent of both parties. Thus, the cost of wings per pound in the future may be higher or lower than our expectations and market pricing.

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

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims arising from personal injuries, contract claims, franchise-related claims, dram shop claims, employment-related claims, and claims from guests or employees alleging injury, illness or other food quality, health or operational concerns. To date, none of these types of litigation, most of which are typically covered by insurance, has had a material effect on us. We have insured and continue to insure against most of these types of claims. A judgment significantly in excess of our insurance coverage or involving punitive damages, which may not be covered by insurance, could materially adversely affect our financial condition or results of operations.

ITEM 1A. RISK FACTORS

In Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, we identified a number of risk factors related to our business. In light of a pricing agreement that we have executed with our of our suppliers, we have determined to update these risk factors by replacing the risk factor entitled "Fluctuations in chicken wing prices could reduce our operating income" with the following:

Fluctuations in chicken wing prices could reduce our operating income.
The primary food product used by our company-owned and franchised restaurants is fresh chicken wings. We purchase fresh chicken wings based on current market prices that are subject to fluctuations. A material increase in fresh chicken wing costs may adversely affect our operating results if we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices. For example, fresh chicken wings accounted for approximately 23.0% and 22.5% of our cost of sales in the second quarter of 2007 and 2006, respectively, with an annual average price per pound of $1.25 and $1.10, respectively. The supply of chicken wings, and thus the cost, may be adversely affected by a number of factors, including but not limited to the avian flu and the availability and cost of corn or other feed for the chickens. In an effort to limit the price volatility of chicken wings, we entered into a pricing agreement with one of our chicken suppliers in March 2007. If our past buying trend with this supplier continues, we expect the price for 80-90% of the wings used by our company-owned restaurants to be $1.23 per pound during the remaining term of the agreement. However, the pricing agreement does not obligate the supplier to sell us any chicken nor are we bound to purchase any chicken from such supplier. We will review the agreement periodically during its term, and we may modify it with the mutual consent of both parties. Thus, the cost of wings per pound in the future may be higher or lower than our expectations and market pricing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Shareholders meeting held on May 24, 2007, we submitted to a vote of our shareholders the following matters, which received the indicated votes. These votes are listed on a pre-split basis.

1. Approving setting the number of members of the Board of Directors at eight
(8):

For:  8,191,733   Against:  44,568   Abstain:  5,836    Broker Non-Vote:  0

2.   Election of Directors:


                                           For:               Withheld:
                                    -------------------  -------------------


Sally J. Smith......................    8,040,418             201,719

Kenneth H. Dahlberg.................    8,041,576             200,561

Dale M. Applequist..................    8,035,344             206,793

Robert W. MacDonald.................    7,889,409             352,728

Warren E. Mack......................    7,819,701             422,436

J. Oliver Maggard...................    7,843,464             398,673

Michael P. Johnson..................    7,911,168             330,969

James Damian........................    8,167,804              74,333

 3. Approve amendment to the Equity Incentive Plan to add Section 162 (m) provisions:

For: 5,759,714   Against: 111,003  Abstain: 19,979   Broker Non-Vote: 2,351,441

 4. Approve the Cash Incentive Plan containing Section 162 (m) provisions:

For: 5,612,701  Against: 260,784   Abstain: 17,211  Broker Non-Vote: 2,351,441

ITEM 6. EXHIBITS

See Exhibit Index following the signature page of this report.

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 8, 2007       BUFFALO WILD WINGS, INC.

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

                                  EXHIBIT INDEX

                            BUFFALO WILD WINGS, INC.
                    FORM 10-Q FOR QUARTER ENDED JULY 1, 2007



 Exhibit
  Number                                        Description
--------- --------------------------------------------------------------------------------------
           Restated Articles of Incorporation, as amended - incorporated by reference to Exhibit
   3.1      3.1 to the Company's current report on Form 8-K dated May 24, 2007.

   10.1    2003 Equity Incentive Plan, as amended through March 17, 2007.

           Cash Incentive Plan - incorporated by reference to Appendix B to the Company's
   10.2     Definitive Proxy Statement filed on April 20, 2007.

           Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-
   31.1     Oxley Act

           Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-
   31.2     Oxley Act

           Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-
   32.1     Oxley Act

           Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-
   32.2     Oxley Act