Form 10-Q
period 2007-09-30
BUFFALO WILD WINGS INC
filed 2007-11-06
CIK 1062449

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                    FORM 10-Q

                              --------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 2007

                          Commission File No. 000-24743

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

            5500 Wayzata Boulevard, Suite 1600, Minneapolis, MN 55416
                    (Address of Principal Executive Offices)

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

         YES  |_| NO  |X|

      The number of shares outstanding of the registrant's common stock as of November 1, 2007: 17,596,932 shares.

--------------------------------------------------------------------------------


                                TABLE OF CONTENTS


                                                                               Page
                                                                               ----

PART I

Item 1.  Financial Statements                                                     3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                           11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk              18

Item 4.  Controls and Procedures                                                 18

PART II

Item 1.  Legal Proceedings                                                       19

Item 1A. Risk Factors                                                            19

Item 6.  Exhibits                                                                19

Signatures                                                                       20


Exhibit Index                                                                    21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      (Dollar amounts in thousands, except share data)

                                   (unaudited)


                                                               September 30,  December 31,
                                                                   2007          2006
                                                               ------------- -------------

                            Assets

Current assets:
    Cash and cash equivalents                                  $       5,324        11,756
    Marketable securities                                             66,688        52,829
    Accounts receivable - franchisees, net of allowance of $25
      and $47, respectively                                              911           929
    Accounts receivable - other                                        5,286         5,212
    Inventory                                                          2,142         1,767
    Refundable income tax                                              1,095            --
    Prepaid expenses                                                   2,912         1,052
    Deferred income taxes                                              2,434         1,405
                                                               ------------- -------------
        Total current assets                                          86,792        74,950

Property and equipment, net                                           94,343        78,137
Restricted cash                                                        7,808         6,007
Other assets                                                           2,098         1,720
Goodwill                                                                 369           369
                                                               ------------- -------------
        Total assets                                           $     191,410       161,183
                                                               ============= =============
             Liabilities and Stockholders' Equity

Current liabilities:
     Unearned franchise fees                                   $       2,545         2,347
     Accounts payable                                                 13,437         5,874
     Income tax payable                                                   --           264
     Accrued compensation and benefits                                11,016        10,963
     Accrued expenses                                                  5,179         5,538
     Current portion of deferred lease credits                            --           794
                                                               ------------- -------------
        Total current liabilities                                     32,177        25,780
                                                               ------------- -------------

Long-term liabilities:
    Other liabilities                                                  1,269           478
    Marketing fund payables                                            7,808         6,007
    Deferred income taxes                                              2,832         3,162
                                                               ------------- -------------
    Deferred lease credits, net of current portion                    12,190         9,540
                                                               ------------- -------------
        Total liabilities                                             56,276        44,967
                                                               ------------- -------------
Commitments and contingencies (note 9)

Stockholders' equity:
    Undesignated stock, 1,000,000 and 5,600,000 shares
      authorized, respectively                                            --            --
    Common stock, no par value. Authorized 20,200,000 and
      15,600,000 shares, respectively, issued and outstanding
      17,878,098 and 17,591,180, respectively                         80,299        75,030
    Retained earnings                                                 54,835        41,186
                                                               ------------- -------------
        Total stockholders' equity                                   135,134       116,216
                                                               ------------- -------------
        Total liabilities and stockholders' equity             $     191,410       161,183
                                                               ============= =============

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

               (Dollar amounts in thousands except share and per share data)
                                   (unaudited)


                                                   Three months ended            Nine months ended
                                                ---------------------------  ---------------------------
                                                September 30, September 24,  September 30, September 24,
                                                    2007          2006           2007          2006
                                                ------------- -------------  ------------- -------------

Revenue:
    Restaurant sales                            $      73,280        60,800        211,874       172,928
    Franchise royalties and fees                        9,086         7,548         26,393        21,941
                                                ------------- -------------  ------------- -------------
                Total revenue                          82,366        68,348        238,267       194,869
                                                ------------- -------------  ------------- -------------
Costs and expenses:
    Restaurant operating costs:
        Cost of sales                                  22,517        18,557         65,166        53,590
        Labor                                          22,156        18,265         64,313        51,422
        Operating                                      12,272        10,291         34,473        28,970
        Occupancy                                       5,076         4,450         14,686        12,808
    Depreciation                                        4,284         3,649         12,204        10,412
    General and administrative (1)                      9,147         7,600         26,302        22,119
    Preopening                                            988           755          2,293         2,276
    Loss on equipment disposal                            306           102            538           356
                                                ------------- -------------  ------------- -------------
            Total costs and expenses                   76,746        63,669        219,975       181,953
                                                ------------- -------------  ------------- -------------
Income from operations                                  5,620         4,679         18,292        12,916
Interest income                                           768           556          2,223         1,526
                                                ------------- -------------  ------------- -------------
Earnings before income taxes                            6,388         5,235         20,515        14,442
Income tax expense                                      2,121         1,709          6,866         4,968
                                                ------------- -------------  ------------- -------------
Net earnings                                    $       4,267         3,526         13,649         9,474
                                                ============= =============  ============= =============
Earnings per common share - basic               $        0.24          0.21           0.78          0.55
Earnings per common share - diluted                      0.24          0.20           0.77          0.54

Weighted average shares outstanding - basic        17,596,959    17,195,836     17,535,019    17,123,534
Weighted average shares outstanding - diluted      17,767,171    17,524,158     17,732,951    17,503,676

--------------------------------
(1) Contains stock-based compensation of $715, $669, $3,047, and $2,208, respectively

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (Dollar amounts in thousands)
                                   (unaudited)


                                                                       Nine months ended
                                                                   ----------------------------
                                                                   September 30,  September 24,
                                                                       2007            2006
                                                                   -------------  -------------

Cash flows from operating activities:
    Net earnings                                                   $      13,649          9,474
    Adjustments to reconcile net earnings to cash provided by
    operations:
        Depreciation                                                      12,204         10,412
        Amortization                                                         (95)           (88)
        Loss on equipment disposal                                           538            356
        Deferred lease credits                                             2,221            185
        Deferred income taxes                                             (1,359)        (2,385)
        Stock-based compensation                                           3,047          2,208
        Excess tax benefit from the exercise of stock options               (660)          (185)
        Change in operating assets and liabilities:
            Purchase of marketable securities                               (315)        (1,144)
            Accounts receivable                                             (421)        (1,457)
            Inventory                                                       (375)          (142)
            Prepaid expenses                                              (1,860)           236
            Other assets                                                    (378)           (25)
            Unearned franchise fees                                          198            154
            Accounts payable                                               1,742           (404)
            Income taxes                                                    (699)           434
            Accrued expenses                                               2,355          2,078
                                                                   -------------  -------------
                Net cash provided by operating activities                 29,792         19,707
                                                                   -------------  -------------
Cash flows from investing activities:
    Acquisition of property and equipment                                (23,127)       (16,970)
    Purchase of marketable securities                                   (128,782)       (76,752)
    Proceeds of marketable securities                                    115,333         73,269
                                                                   -------------  -------------
                Net cash used in investing activities                    (36,576)       (20,453)
                                                                   -------------  -------------
Cash flows from financing activities:
    Issuance of common stock                                                 875            719
    Tax payments for restricted stock                                     (1,183)          (687)
    Excess tax benefit from the exercise of stock options                    660            185
                                                                   -------------  -------------
                Net cash provided by financing activities                    352            217
                                                                   -------------  -------------
                Net decrease in cash and cash equivalents                 (6,432)          (529)

Cash and cash equivalents at beginning of period                          11,756          3,986
                                                                   -------------  -------------
Cash and cash equivalents at end of period                         $       5,324          3,457
                                                                   =============  =============

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                   SEPTEMBER 30, 2007 AND SEPTEMBER 24, 2006

         (Dollar amounts in thousands except share and per share data)

(1)  Basis of Financial Statement Presentation

     The consolidated financial statements as of September 30, 2007 and December 31, 2006, and for the three-month and nine-month periods ended September 30, 2007 and September 24, 2006, have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the three-month and nine-month periods ended September 30, 2007 and September 24, 2006 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

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

     The results of operations for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 30, 2007.

(2)  Summary of Significant Accounting Policies

     (a) Inventories

         Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

         We purchase our products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by our restaurants and our franchised restaurants is fresh chicken wings. A pricing agreement with one of our chicken suppliers effectively establishes a price of $1.23 per pound for 80-90% of the wings used by company-owned restaurants. This agreement limits the price volatility of chicken wings. For the three-month periods ended September 30, 2007 and September 24, 2006, fresh chicken wings were 23.3% and 23.1%, respectively, of restaurant cost of sales. For the nine-month periods ended September 30, 2007 and September 24, 2006, fresh chicken wings were 23.9% and 23.2%, respectively, of restaurant cost of sales.

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

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We believe the adoption of SFAS 159 will not have a significant impact on our financial statements.

(3)  Marketable Securities

     Marketable securities were comprised of the following:
                                                                As of
                                                     ---------------------------
                                                     September 30,  December 31,
                                                         2007           2006
                                                     -------------  ------------

     Held-to-maturity:
      Municipal securities                           $      17,855        33,522
     Available-for-sale:
      Municipal securities                                  47,230        18,019
     Trading:
      Mutual funds                                           1,603         1,288
                                                     -------------  ------------
     Total                                           $      66,688        52,829
                                                     =============  ============

     All held-to-maturity debt securities are due within one year and had aggregate fair values of $17,865 and $33,512 as of September 30, 2007 and December 31, 2006, respectively. Trading securities represents investments held for future needs of a non-qualified deferred compensation plan.

(4)  Property and Equipment

     Property and equipment consists of the following:

                                                                As of
                                                     ---------------------------
                                                     September 30,  December 31,
                                                         2007           2006
                                                     -------------  ------------


     Construction in-process                         $       9,866         1,037
     Leasehold improvements                                 86,753        77,794
     Furniture, fixtures, and equipment                     61,889        53,994
                                                     -------------  ------------
                                                           158,508       132,825
     Less accumulated depreciation and amortization         64,165        54,688
                                                     -------------  ------------
                                                     $      94,343        78,137
                                                     =============  ============

(5)  Stockholders' Equity

     (a) Stock Options

     We have 2.9 million shares of common stock reserved for issuance under a stock-based compensation plan for employees, officers, and directors. The option price for shares issued under this plan is to be not less than the fair market value on the date of grant with respect to incentive stock options, or 85% of fair market value for nonqualified stock options. Incentive stock options become exercisable in four equal annual installments from the date of the grant and have a contractual life of ten years. Nonqualified stock options issued pursuant to the plan have varying vesting periods from immediately to four years and have a contractual life of ten years. In 2003, our shareholders approved amendments to the plan to allow the granting of restricted stock and extended the plan to 2013. We issue new shares of common stock upon exercise of stock options and disbursement of restricted stock units. Option activity is summarized for the nine months ended September 30, 2007:

                                                             Weighted       Weighted Average
                                               Number        average            Remaining        Aggregate
                                              of shares   exercise price     Contractual Life Intrinsic Value
                                              ---------   --------------   ------------------ ----------------
     Outstanding, December 31, 2006              420,986  $         4.23                  3.9 $          9,419

     Granted                                          --              --
     Exercised                                  (198,039)           2.91
     Cancelled                                    (2,137)           8.65
                                            ------------- --------------   -----------------  ----------------

     Outstanding, September 30, 2007             220,810            5.37                  4.1            7,143
     Exercisable, September 30, 2007             214,418            5.11                  4.1            6,993

     The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $37.72 as of the last business day of the quarter ended September 30, 2007, which would have been received by the optionees had all options been exercised on that date. As of September 30, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $23, which is expected to be recognized over a weighted average period of approximately eight months. During the nine-month periods ended September 30, 2007 and September 24, 2006, the total intrinsic value of stock options exercised was $5,050 and $2,156, respectively. During the nine-month periods ended September 30, 2007 and September 24, 2006, the total fair value of options vested was $391 and $369, respectively. The plan has 688,892 shares available for grant as of September 30, 2007.

     (b) Restricted Stock

     Restricted stock units are granted annually at the discretion of the Board under a stock-based compensation plan. These units are subject to annual vesting upon achievement of performance targets established by the Board of Directors. We record compensation expense for the restricted stock units if vesting, based on the achievement of performance targets, is probable. The restricted stock units may vest one-third annually over a ten-year period as determined by meeting performance targets; however, the second third of the restricted stock units is not subject to vesting until the first one-third has vested and the final one-third is not subject to vesting until the first two-thirds of the award has vested.

     Restricted stock activity is summarized for the nine months ended September 30, 2007:

                                                              Weighted
                                                               average
                                                    Number   grant date
                                                  of shares  fair value
                                                  ---------- -----------
     Outstanding, December 31, 2006                 168,212  $     17.10

     Granted                                        166,950        26.92
     Vested                                         (14,000)       26.60
     Cancelled                                      (40,622)       21.08
                                                  ---------- -----------

     Outstanding, September 30, 2007                280,540  $     21.89

     As of September 30, 2007, the total stock-based compensation expense related to nonvested awards not yet recognized was $3,772, which is expected to be recognized over a weighted average period of 11 months. During the nine-month periods ended September 30, 2007 and September 24, 2006, the total fair value of vested shares were $372 and $219, respectively. The weighted average grant date fair value of restricted stock units granted during the nine months ended September 24, 2006 was $16.90.

     (c) Employee Stock Purchase Plan

     We have reserved 600,000 shares of common stock for issuance under the employee stock purchase plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the first nine months of 2007 and 2006, we issued 12,744 and 21,952 shares, respectively, of common stock under the plan. As of September 30, 2007, we have 449,698 shares available for future issuance.

(6)  Earnings Per Share

     The following is a reconciliation of basic and fully diluted earnings per share for the three-month and nine-month periods ended September 30, 2007 and September 24, 2006:

                                                                         Three months ended September 30, 2007
                                                                       -----------------------------------------
                                                                          Earnings       Shares      Per-share
                                                                        (numerator)   (denominator)    amount
                                                                       -------------- ------------- ------------
     Net earnings available to common shareholders                     $        4,267
                                                                       --------------

              Earnings per common share--basic                                  4,267    17,596,959 $       0.24
     Effect of dilutive securities
         Stock options                                                             --       170,212
                                                                       -------------- -------------

              Earnings per common share--diluted                       $        4,267    17,767,171         0.24
                                                                       ============== =============

                                                                    Three months ended September 24, 2006
                                                            -----------------------------------------------------
                                                                Earnings            Shares          Per-share
                                                               (numerator)      (denominator)        amount
                                                            -----------------  ---------------- -----------------
     Net earnings available to common shareholders          $           3,526
                                                            -----------------

              Earnings per common share--basic                          3,526        17,195,836 $            0.21
     Effect of dilutive securities
         Stock options                                                     --           328,322
                                                            -----------------  ----------------

              Earnings per common share--diluted            $           3,526        17,524,158              0.20
                                                            =================  ================

                                                                       Nine months ended September 30, 2007
                                                             --------------------------------------------------------
                                                                   Earnings              Shares          Per-share
                                                                  (numerator)         (denominator)        amount
                                                             --------------------- ------------------- --------------
     Net earnings available to common shareholders           $              13,649
                                                             ---------------------

              Earnings per common share--basic                              13,649          17,535,019 $         0.78
     Effect of dilutive securities
         Stock options                                                          --             197,932
                                                             --------------------- -------------------

              Earnings per common share--diluted             $              13,649          17,732,951           0.77
                                                             ===================== ===================

                                                                     Nine months ended September 24, 2006
                                                           ---------------------------------------------------------
                                                                 Earnings               Shares          Per-share
                                                                (numerator)         (denominator)         amount
                                                           --------------------- -------------------- --------------
     Net earnings available to common shareholders         $               9,474
                                                           ---------------------

              Earnings per common share--basic                             9,474           17,123,534 $         0.55
     Effect of dilutive securities
         Stock options                                                        --              380,142
                                                           --------------------- --------------------

              Earnings per common share--diluted           $               9,474           17,503,676           0.54
                                                           ===================== ====================

     Excluded from the fully diluted calculation are 280,540 shares and 328,442 shares for the three-month periods ended September 30, 2007 and September 24, 2006, respectively, and 280,540 shares and 328,090 shares for the nine-month periods ended September 30, 2007 and September 24, 2006, respectively, because the effect on net earnings per share would not have been dilutive.

(7)  Supplemental Disclosures of Cash Flow Information

                                                                                          Nine months ended
                                                                                 ------------------------------------
                                                                                   September 30,     September 24,
                                                                                       2007               2006
                                                                                 ----------------- ------------------
     Cash paid during the period for:
         Income taxes                                                            $           8,537              7,148
     Noncash financing and investing transactions:
              Property and equipment not yet paid for                                        5,821              2,729
              Tax withholding and payment of restricted stock units                          1,086                 --
              Adjustment of restricted stock units to fair value on grant date                  --              2,568

 (8) Income Taxes

     The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), on January 1, 2007 and did not need to recognize an adjustment in the liability for unrecognized income tax benefits. The total unrecognized tax benefits reflected on the Company's balance sheet as of the January 1, 2007 adoption date amounted to $419. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits within its operations in income tax expense. Interest and penalties related to unrecognized tax benefits were $146 at January 1, 2007. There were no significant changes in the unrecognized tax benefit for the three month and nine month periods. Included in the balance at January 1, 2007, are unrecognized tax benefits of $337, which if recognized, would affect the annual effective tax rate. The Company files a consolidated return in the United States Federal jurisdiction and in many state jurisdictions. With few exceptions, the Company is no longer subject to Federal or state income tax examinations for years before 2004.

     The Company does not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to September 28, 2008.

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

(11) Acquisition of Las Vegas Franchise

     On May 18, 2007, the Company exercised a right of first refusal to acquire the assets of nine Buffalo Wild Wings franchised restaurants in the Las Vegas, Nevada area. One of the nine restaurants is currently under construction and is expected to open in the fourth quarter of 2007. The Company expects the acquisition, if completed, to close in 2008. The purchase price is approximately $26 million and will be funded with available cash and marketable securities. The acquisition is subject to purchase price adjustments and a holdback that would protect the Company if opening of the unfinished unit is delayed. The transaction also remains dependent on execution of a definitive asset purchase agreement, receipt of necessary approvals for gaming and liquor licenses, lease assignments, and other customary closing conditions.

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

Overview

As of September 30, 2007, we owned and operated 148 company-owned and franchised an additional 313 Buffalo Wild Wings (R) Grill & Bar restaurants in 37 states. Of the 461 system-wide restaurants, 83 are located in Ohio. The restaurants have elements of both the quick casual and casual dining styles, both of which are part of a growing industry. Our long-term focus is to grow to a national chain of over 1,000 locations, with 15% annual unit growth through 2009, continuing the strategy of developing both company-owned and franchised restaurants.

Our growth and success depend on several factors and trends. First, we continue to monitor and react to various cost pressures. Historically, chicken wings have had significant price fluctuations. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of popular new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. In March 2007, we entered into a one-year pricing agreement with one of our chicken suppliers with the intent to limit the price volatility that we have experienced in our quarterly cost of sales percentage. If our past buying trend with this supplier continues, we expect the price for 80-90% of the wings used by our company-owned restaurants to be $1.23 per pound during the remaining term of the agreement. However, the pricing agreement does not obligate the supplier to sell us any chicken, nor are we bound to purchase any chicken from such supplier. We will review the agreement periodically during its term and may modify it with the mutual consent of both parties. Thus, the cost of wings per pound in the future may be higher or lower than our expectations and market pricing. In addition, labor and operating costs can be affected by changes in federal and state wage laws, and by the level of claims activity with our self insurance programs, which includes our medical, workers' compensation, and general liability programs. We have various training and risk management programs in place to minimize insurance risk.

A second factor is our success in new markets. There are inherent risks in opening new restaurants, especially in new markets, for various reasons, including the lack of experience, logistical support, and brand awareness in a new market. These factors may result in lower than anticipated sales and cash flow for new restaurants in new markets. We plan to develop company-owned restaurants primarily in markets where we currently have either company-owned or franchised restaurants. We believe this development focus, together with our implementation of revised new restaurant opening procedures and national media exposure, will help mitigate the overall risk associated with opening restaurants.

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

Our revenue is generated by:

     o Sales at our company-owned restaurants, which were 89% of total revenue in the third quarter of 2007. Food, nonalcoholic beverages, and retail accounted for 74% of company-owned restaurant sales. The remaining 26% of company-owned restaurant sales was from alcoholic beverages. The menu item with the highest sales volume is chicken wings at 23% of total company-owned restaurant sales.

     o    Royalties and franchise fees received from our franchisees.

We generate cash from the operation of company-owned restaurants and from franchise royalties and fees. We highlight the specific costs associated with the on-going operation of our company-owned restaurants in the statement of earnings under "Restaurant operating costs." Nearly all of our depreciation expense relates to assets used by our company-owned restaurants. Preopening costs are those costs associated with opening new company-owned restaurants and will vary quarterly based on the number of new locations opened, or soon to open after period-end. Loss on equipment disposal is related to company-owned restaurants and includes the write-down of miscellaneous assets. Certain other expenses, such as general and administrative, relate to both company-owned and franchising operations.

As a growing company, we review our trend in general and administrative expenses, exclusive of stock-based compensation expense, and are focused on annually reducing this expense as a percentage of revenue.

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. The third quarters of both 2007 and 2006 consisted of thirteen weeks. We had a 53-week fiscal year in 2006, with the fourth quarter having 14 weeks.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain warranty and insurance contracts at fair value on a contract-by-contract basis. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The objective of this Statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We believe the adoption of SFAS 159 will not have a significant impact on our financial statements.

Quarterly Results of Operations

Our operating results for the periods indicated are expressed below as a percentage of total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales. The information for each three-month and nine-month period is unaudited, and we have prepared it on the same basis as the audited financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results.

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


                                                     Three months ended              Nine months ended
                                                -----------------------------  ----------------------------
                                                 September 30,  September 24,  September 30,  September 24,
                                                      2007          2006           2007           2006
                                                --------------  -------------  -------------  -------------
Revenue:
    Restaurant sales                                      89.0%          89.0%          88.9%          88.7%
    Franchising royalties and fees                        11.0           11.0           11.1           11.3
                                                --------------  -------------  -------------  -------------
            Total revenue                                100.0          100.0          100.0          100.0
                                                --------------  -------------  -------------  -------------
Costs and expenses:
    Restaurant operating costs:
        Cost of sales                                     30.7           30.5           30.8           31.0
        Labor                                             30.2           30.0           30.4           29.7
        Operating                                         16.7           16.9           16.3           16.8
        Occupancy                                          6.9            7.3            6.9            7.4
    Depreciation                                           5.2            5.3            5.1            5.3
    General and administrative                            11.1           11.1           11.0           11.4
    Preopening                                             1.2            1.1            1.0            1.2
    Loss on equipment disposal                             0.4            0.1            0.2            0.2
                                                --------------  -------------  -------------  -------------
            Total costs and expenses                      93.2           93.2           92.3           93.4
                                                --------------  -------------  -------------  -------------
Income from operations                                     6.8            6.8            7.7            6.6
Interest income                                            0.9            0.8            0.9            0.8
                                                --------------  -------------  -------------  -------------
Earnings before income taxes                               7.8            7.7            8.6            7.4
Income tax expense                                         2.6            2.5            2.9            2.5
                                                --------------  -------------  -------------  -------------
Net earnings                                               5.2            5.2            5.7            4.9
                                                ==============  =============  =============  =============


                                                     Three months ended              Nine months ended
                                                -----------------------------  ----------------------------
                                                 September 30,  September 24,  September 30,  September 24,
                                                      2007          2006           2007           2006
                                                --------------  -------------  -------------  -------------

Revenue:
    Restaurant sales                                      88.7%          89.0%          88.6%          88.7%
    Franchising royalties and fees                        11.3           11.0           11.4           11.3
                                                --------------  -------------  -------------  -------------
            Total revenue                                100.0          100.0          100.0          100.0
                                                --------------  -------------  -------------  -------------
Costs and expenses:
    Restaurant operating costs:
        Cost of sales                                     30.7           30.5           31.9           31.0
        Labor                                             29.9           30.0           29.9           29.7
        Operating                                         16.4           16.9           15.8           16.8
        Occupancy                                          7.9            7.3            7.6            7.4
    Depreciation                                           5.8            5.3            5.6            5.3
    General and administrative                            10.4           11.1           11.0           11.4
    Preopening                                             1.6            1.1            1.1            1.2
    Loss on equipment disposal and impairment              1.6            0.1            0.6            0.2
                                                --------------  -------------  -------------  -------------
            Total costs and expenses                      94.8           93.2           93.9           93.4
                                                --------------  -------------  -------------  -------------
Income from operations                                     5.2            6.8            6.1            6.6
Interest income                                            0.7            0.8            0.6            0.8
                                                --------------  -------------  -------------  -------------
Earnings before income taxes                               5.9            7.7            6.8            7.4
Income tax expense                                         2.3            2.5            2.6            2.5
                                                --------------  -------------  -------------  -------------
Net earnings                                               3.6            5.2            4.2            4.9
                                                ==============  =============  =============  =============


                                                     Three months ended              Nine months ended
                                                -----------------------------  ----------------------------
                                                 September 30,  September 24,  September 30,  September 24,
                                                      2007          2006           2007           2006
                                                --------------  -------------  -------------  -------------

Revenue:
    Restaurant sales                                      88.7%          89.0%          88.6%          88.7%
    Franchising royalties and fees                        11.3           11.0           11.4           11.3
                                                --------------  -------------  -------------  -------------
            Total revenue                                100.0          100.0          100.0          100.0
                                                --------------  -------------  -------------  -------------
Costs and expenses:
    Restaurant operating costs:
        Cost of sales                                     30.7           30.5           31.9           31.0
        Labor                                             29.9           30.0           29.9           29.7
        Operating                                         16.4           16.9           15.8           16.8
        Occupancy                                          7.9            7.3            7.6            7.4
    Depreciation                                           5.8            5.3            5.6            5.3
    General and administrative                            10.4           11.1           11.0           11.4
    Preopening                                             1.6            1.1            1.1            1.2
    Loss on equipment disposal and impairment              1.6            0.1            0.6            0.2
                                                --------------  -------------  -------------  -------------
            Total costs and expenses                      94.8           93.2           93.9           93.4
                                                --------------  -------------  -------------  -------------
Income from operations                                     5.2            6.8            6.1            6.6
Interest income                                            0.7            0.8            0.6            0.8
                                                --------------  -------------  -------------  -------------
Earnings before income taxes                               5.9            7.7            6.8            7.4
Income tax expense                                         2.3            2.5            2.6            2.5
                                                --------------  -------------  -------------  -------------
Net earnings                                               3.6            5.2            4.2            4.9
                                                ==============  =============  =============  =============

 The number of company-owned and franchised restaurants open are as follows:

                                                       As of
                                             ---------------------------
                                             September 30, September 24,
                                                  2007         2006
                                             ------------- -------------

Company-owned restaurants                              148           134

Franchised restaurants                                 313           278

The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):


                                                     Three months ended              Nine months ended
                                                -----------------------------  ----------------------------
                                                 September 30,  September 24,  September 30,  September 24,
                                                      2007          2006           2007           2006
                                                --------------  -------------  -------------  -------------

Company-owned restaurant sales                  $       73,280         60,800        211,874        172,928
Franchised restaurant sales                            180,356        151,572        527,742        441,327

Increases in
comparable same-store sales are as follows (based on restaurants operating at least fifteen months):


                                                     Three months ended              Nine months ended
                                                -----------------------------  ----------------------------
                                                 September 30,  September 24,  September 30,  September 24,
                                                      2007          2006           2007           2006
                                                --------------  -------------  -------------  -------------

Company-owned same-store sales                             8.3%          11.8%           8.4%           9.3%
Franchised same-store sales                                5.9            6.4            4.4            5.9

The quarterly average prices paid per pound for fresh chicken wings are as follows:


                                                     Three months ended              Nine months ended
                                                -----------------------------  ----------------------------
                                                 September 30,  September 24,  September 30,  September 24,
                                                      2007          2006           2007           2006
                                                --------------  -------------  -------------  -------------

       Average price per pound................. $         1.24           1.14           1.29           1.15

Results of Operations for the Three Months Ended September 30, 2007 and September 24, 2006

Restaurant sales increased by $12.5 million, or 20.5%, to $73.3 million in 2007 from $60.8 million in 2006. The increase in restaurant sales was due to a $7.8 million increase associated with the opening of nine new company-owned restaurants in the first nine months of 2007 and 17 company-owned restaurants opened before 2007 that did not meet the criteria for same-store sales and $4.7 million related to an 8.3% increase in same-store sales.

Franchise royalties and fees increased by $1.5 million, or 20.4%, to $9.1 million in 2007 from $7.5 million in 2006. The increase was due primarily to additional royalties collected from 28 new franchised restaurants that opened in 2007 and 14 franchised restaurants that opened in the last three months of 2006. Same-store sales for franchised restaurants increased 5.9% in the third quarter of 2007.

Cost of sales increased by $4.0 million, or 21.3%, to $22.5 million in 2007 from $18.6 million in 2006 due primarily to more restaurants in operation in 2007. Cost of sales as a percentage of restaurant sales increased to 30.7% in 2007 from 30.5% in 2006. The increase in cost of sales as a percentage of restaurant sales was primarily due to increased food costs, mainly in chicken wings, partially offset by lower alcohol costs.

Labor expenses increased by $3.9 million, or 21.3%, to $22.2 million in 2007 from $18.3 million in 2006 due primarily to more restaurants in operation in 2007. Labor expenses as a percentage of restaurant sales increased to 30.2% in 2007 from 30.0% in 2006. The increase in labor expenses as a percentage of restaurant sales was primarily due to higher hourly and salary labor costs partially offset by lower workers' compensation and health insurance costs.

Operating expenses increased by $2.0 million, or 19.2%, to $12.3 million in 2007 from $10.3 million in 2006 due primarily to more restaurants in operation in 2007. Operating expenses as a percentage of restaurant sales decreased to 16.7% in 2007 from 16.9% in 2006. The decrease in operating expenses as a percentage of restaurant sales was not attributable to any significant factors.

Occupancy expenses increased by $626,000, or 14.1%, to $5.1 million in 2007 from $4.5 million in 2006 due primarily to more restaurants in operation in 2006. Occupancy expenses as a percentage of restaurant sales decreased to 6.9% in 2007 from 7.3% in 2006. The decrease in occupancy costs as a percentage of restaurant sales is primarily due to improved leverage of rent costs that resulted from increased sales levels.

Depreciation increased by $635,000, or 17.4%, to $4.3 million in 2007 from $3.6 million in 2006. The increase was primarily due to the additional depreciation on nine new restaurants opened in 2007 and the six new restaurants that opened in the last three months of 2006.

General and administrative expenses increased by $1.5 million, or 20.4%, to $9.1 million in 2007 from $7.6 million in 2006 due to higher corporate headcount, and accrued incentive and stock-based compensation. General and administrative expenses as a percentage of total revenue remained steady at 11.1%.

Preopening costs increased by $233,000, or 30.9%, to $988,000 in 2007 from $755,000 in 2006. We opened three new company-owned restaurants in the third quarter of 2007, incurred $12,000 for restaurants that opened before the third quarter of 2007, and incurred $479,000 for restaurants that will open in the fourth quarter of 2007 or later. In the third quarter 2006, we opened five new company-owned restaurants, incurred costs of $40,000 for restaurants that opened before the third quarter of 2006, and incurred costs of $225,000 for restaurants that opened in the last quarter of 2006 or later.

Loss on equipment disposal increased by $204,000 to $306,000 in 2007 from $102,000 in 2006. The amount expensed in 2007 and 2006 represents miscellaneous asset disposals.

Interest income increased by $212,000 to $768,000 in 2007 from $556,000 in 2006. The increase was primarily due to higher interest rates and higher overall balances. Cash and marketable securities at the end of the quarter were $72.0 million in 2007 compared to $56.6 million for the third quarter of 2006.

Provision for income taxes increased $412,000 to $2.1 million in 2007 from $1.7 million in 2006. The effective tax rate as a percentage of income before taxes increased to 33.2% in 2007 from 32.6% in 2006. This brings our overall rate for the year to 33.5%. The increase in the income tax rate for the quarter was primarily due to the reallocation of state apportionment factors to reflect the locations of our new restaurants. Our effective tax rate reflects the full federal and state statutory rates on taxable income. For the year ending December 30, 2007, we believe our effective tax rate will be between 33% and 34%.

Results of Operations for the Nine Months Ended September 30, 2007 and September 24, 2006

Restaurant sales increased by $38.9 million, or 22.5%, to $211.9 million in 2007 from $172.9 million in 2006. The increase in restaurant sales was due to a $25.4 million increase associated with the opening of nine new company-owned restaurants in the first nine months of 2007 and the 26 company-owned restaurants opened before 2007 that did not meet the criteria for same-store sales and $13.5 million related to an 8.4% increase in same-store sales.

Franchise royalties and fees increased by $4.5 million, or 20.3%, to $26.4 million in 2007 from $21.9 million in 2006. The increase was due primarily to additional royalties collected from the 28 new franchised restaurants that opened in 2007 and the 14 franchised restaurants that opened in the last three months of 2006. Same-store sales for franchised restaurants increased 4.4% in 2007.

Cost of sales increased by $11.6 million, or 21.6%, to $65.2 million in 2007 from $53.6 million in 2006 due primarily to more restaurants in operation in 2007. Cost of sales as a percentage of restaurant sales decreased to 30.8% in 2007 from 31.0% in 2006. The decrease in cost of sales as a percentage of restaurant sales was primarily due to lower alcohol costs partially offset by increases in food costs.

Labor expenses increased by $12.9 million, or 25.1%, to $64.3 million in 2007 from $51.4 million in 2006 due primarily to more restaurants in operation in 2007. Labor expenses as a percentage of restaurant sales increased to 30.4% in 2007 from 29.7% in 2006. The increase in labor expenses as a percentage of restaurant sales was primarily due to higher hourly and salary labor costs.

Operating expenses increased by $5.5 million, or 19.0%, to $34.5 million in 2007 from $29.0 million in 2006 due primarily to more restaurants in operation in 2007. Operating expenses as a percentage of restaurant sales decreased to 16.3% in 2007 from 16.8% in 2006. The decrease in operating expenses as a percentage of restaurant sales was primarily due to lower credit card fees and utilities cost.

Occupancy expenses increased by $1.9 million, or 14.7%, to $14.7 million in 2007 from $12.8 million in 2006 due primarily to more restaurants in operation in 2007. Occupancy expenses as a percentage of restaurant sales decreased to 6.9% in 2007 from 7.4% in 2006 due to improved leverage of rent costs that resulted from increased sales levels.

Depreciation increased by $1.8 million, or 17.2%, to $12.2 million in 2007 from $10.4 million in 2006. The increase was primarily due to the additional depreciation on nine new restaurants opened in 2007 and the six new restaurants that opened in the last three months of 2006.

General and administrative expenses increased by $4.2 million, or 18.9%, to $26.3 million in 2007 from $22.1 million in 2006 due to higher corporate headcount, and accrued incentive and stock-based compensation. General and administrative expenses as a percentage of total revenue decreased to 11.0% in 2007 from 11.4% in 2006. Exclusive of stock-based compensation, we reduced our general and administrative expenses as a percentage of total revenue to 9.8% in 2007 from 10.2% in 2006 with better leverage of our salaried and overhead expenses.

Preopening costs increased by $17,000, or 0.7%, to $2.3 million in 2007 from $2.3 million in 2006. We opened nine new company-owned restaurants in the first nine months of 2007, with associated preopening costs of $1.8 million, and incurred $484,000 for restaurants that will open in the fourth quarter of 2007 or later. In the first nine months of 2006, we opened 12 new company-owned restaurants, with associated preopening costs of $1.2 million for restaurants, and incurred costs of $232,000 for restaurants that opened in the fourth quarter of 2006 or later.

Loss on equipment disposal decreased by $182,000 to $538,000 in 2007 from $356,000 in 2006. The expense in 2007 and 2006 represented miscellaneous asset disposals.

Interest income increased by $697,000 to $2.2 million in 2007 from $1.5 million in 2006. The increase was primarily due to higher interest rates and higher overall balances. Cash and marketable securities balances at the end of the quarter were $72.0 million in 2007 compared to $56.6 million for the third quarter of 2006.

Provision for income taxes increased $1.9 million to $6.9 million in 2007 from $5.0 million in 2006. The effective tax rate as a percentage of income before taxes decreased to 33.5% in 2007 from 34.4% in 2006. Our effective tax rate reflects the full federal and state statutory rates on taxable income. For the year ending December 30, 2007, we believe our effective tax rate will be between 33% and 34%.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for new restaurant construction, remodeling and maintaining our existing company-owned restaurants, working capital and other general business needs. Our main sources of liquidity and capital during the last three years have been cash flows from operations. The cash and marketable securities balance at September 30, 2007 was $72.0 million. We invest our cash and marketable securities balances in debt securities with a focus on protection of principal, adequate liquidity, and maximization of after-tax returns. As of September 30, 2007, nearly all excess cash was invested in high-quality municipal securities.

For the nine months ended September 30, 2007, net cash provided by operating activities was $29.8 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, an increase in accounts payable and accrued expenses. The increase in accounts payable was due to a greater number of restaurants open and higher seasonal sales activity and corresponding purchases. The increase in accrued expenses was due to higher accrued incentive compensation and activity from more restaurants.

For the nine months ended September 24, 2006, net cash provided by operating activities was $19.7 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, an increase in accrued expenses partially offset by an increase in accounts receivable and purchase of marketable securities. The increase in accrued expenses is due to higher accrued incentive compensation, self-insurance liabilities, and activity from more restaurants. The increase in accounts receivable was due to higher credit card and vendor-related receivables. The purchase of marketable securities was related to the investments in trading securities held for future needs of a non-qualified deferred compensation plan.

For the nine months ended September 30, 2007 and September 24, 2006, net cash used in investing activities was $36.6 million and $20.5 million, respectively. Investing activities consisted of purchases of property and equipment related to the opening of new company-owned restaurants and restaurants under construction, purchases of marketable securities, and sales or maturities of those securities. During the first nine months of 2007 and 2006, we opened nine and 12 restaurants, respectively. For the first nine months of 2007, we purchased $128.8 million of marketable securities and received proceeds of $115.3 million as these investments matured or were sold. For the first nine months of 2006, we purchased $76.8 million of marketable securities and received proceeds of $73.3 million as these investments matured or were sold.

For the nine months ended September 30, 2007 and September 24, 2006, net cash provided by financing activities was $352,000 and $217,000, respectively. Net cash provided by financing activities for 2007 primarily resulted from the issuance of common stock from the exercise of stock options and the employee stock purchase plan of $875,000 and the excess tax benefit from the exercise of stock options of $660,000 partially offset by tax payments for restricted stock. No additional funding from the issuance of common stock (other than from the exercise of options and employee stock purchases) is anticipated for the remainder of 2007. Net cash provided by financing activities for 2006 consisted of the issuance of common stock from the exercise of stock options and employee stock purchase plan of $719,000 partially offset by tax payments for restricted stock.

Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. Except for one restaurant building, we do not currently own any of the properties on which our restaurants operate. In addition, liquidity will be impacted with the closure of the Las Vegas acquisition in 2008. The purchase price is $26 million and will be funded with available cash and marketable securities.

The following table presents a summary of our contractual operating lease obligations and commitments as of September 30, 2007 (amounts in thousands):

                                                                                      Payments Due By Period
                                                                          ----------------------------------------------
                                                                            Less than                           After 5
                                                              Total          One year     1-3 years   3-5 years  years
                                                         ---------------- -------------- ------------ --------- --------
Operating lease obligations                              $        137,163         17,168       31,649    27,826   60,520
Lease commitments for restaurants under development                30,181          1,984        5,416     5,485   17,296
                                                         ---------------- -------------- ------------ --------- --------

    Total                                                $        167,344         19,152       37,065    33,311   77,816
                                                         ================ ============== ============ ========= ========

We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Our future cash outflows related to income tax uncertainties amounts to $480,000. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

                     Risk Factors/Forward-Looking Statements

The foregoing discussion and other statements in this report contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast," and similar words or expressions. Our forward-looking statements generally relate to our long-term goal of over 1,000 locations, expected acquisition of franchised restaurants in Nevada, expected annual unit growth of over 15%, efforts to manage cost of sales particularly related to chicken wing costs, our expectations as to chicken wing costs, plans for entry into new markets, expansion and improving existing markets, estimated tax rates for 2007, expected store openings for 2007 and related capital expenditures, and sources of funding and cash requirements. Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the following risk factors (each of which is discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 as updated in Item 1A of Part II of this Form 10-Q):

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. We use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is fresh chicken wings. Fresh chicken wings accounted for approximately 23.3% and 23.0% of our cost of sales in the third quarter of 2007 and 2006, respectively, with an average price per pound of $1.24 and $1.15, respectively. In March 2007, we entered into a one-year pricing agreement with one of our chicken suppliers with the intent to limit the price volatility that we have experienced in our quarterly cost of sales percentage. If our past buying trend with this supplier continues, we expect the price for 80-90% of the wings used by our company-owned restaurants to be $1.23 per pound during the remaining term of the agreement. However, the pricing agreement does not obligate the supplier to sell us any chicken nor are we bound to purchase any chicken from such supplier. We will review the agreement periodically during its term, and we may modify it with the mutual consent of both parties. Thus, the cost of wings per pound in the future may be higher or lower than our expectations and market pricing.

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

ITEM 1A. RISK FACTORS

In Item 1A. of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, we identified a number of risk factors related to our business. In light of a pricing agreement that we have executed with one of our suppliers, we have determined to update these risk factors by replacing the risk factor entitled "Fluctuations in chicken wing prices could reduce our operating income" with the following:

Fluctuations in chicken wing prices could reduce our operating income. The primary food product used by our company-owned and franchised restaurants is fresh chicken wings. We purchase fresh chicken wings based on current market prices that are subject to fluctuations. A material increase in fresh chicken wing costs may adversely affect our operating results if we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices. For example, fresh chicken wings accounted for approximately 23.3% and 23.0% of our cost of sales in the third quarter of 2007 and 2006, respectively, with an average price per pound of $1.24 and $1.15, respectively. The supply of chicken wings, and thus the cost, may be adversely affected by a number of factors, including but not limited to the avian flu and the availability and cost of corn or other feed for the chickens. In an effort to limit the price volatility of chicken wings, we entered into a one-year pricing agreement with one of our chicken suppliers in March 2007. If our past buying trend with this supplier continues, we expect the price for 80-90% of the wings used by our company-owned restaurants to be $1.23 per pound during the remaining term of the agreement. However, the pricing agreement does not obligate the supplier to sell us any chicken nor are we bound to purchase any chicken from such supplier. We will review the agreement periodically during its term, and we may modify it with the mutual consent of both parties. Thus, the cost of wings per pound in the future may be higher or lower than our expectations and market pricing.

ITEM 6. EXHIBITS

See Exhibit Index following the signature page of this report.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 6, 2007               BUFFALO WILD WINGS, INC.

                                     By: /s/ Sally J. Smith
                                        ----------------------------------------
                                        Sally J. Smith, President and Chief
                                        Executive Officer (principal executive
                                        officer)

                                     By: /s/ Mary J. Twinem
                                        ----------------------------------------
                                        Mary J. Twinem, Executive Vice
                                        President, Chief Financial Officer and
                                        Treasurer (principal financial and
                                        accounting officer)

                                  EXHIBIT INDEX

                            BUFFALO WILD WINGS, INC.
                       FORM 10-Q FOR QUARTER ENDED SEPTEMBER 30, 2007

Exhibi
Number   Description
-------  -----------------------------------------------------------------------
 3.1     Restated Articles of Incorporation.

 31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

 31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

 32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

 32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act