Form 10-K
period 2007-12-31
BUFFALO WILD WINGS INC
filed 2008-03-05
CIK 1062449

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                 ---------------

                                    FORM 10-K

                                ---------------

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 30, 2007

                                       or

|_| Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________.

                        Commission File Number: 000-24743

                                 ---------------

                            BUFFALO WILD WINGS, INC.
             (Exact name of registrant as specified in its charter)

                                ---------------


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

                                ---------------

Securities registered under Section 12(b) of the Exchange Act: Common Stock, no par value

       Securities registered under Section 12(g) of the Exchange Act: None

                                ---------------

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES |_| NO |X|

     Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.     YES  |_|  NO  |X|

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer, " "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
 Large Accelerated Filer |_|  Accelerated Filer |X|  Non-Accelerated Filer   |_|
                         Smaller Reporting Company |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). YES |_| NO |X|

     The aggregate market value of the voting stock held by non-affiliates was $645 million based on the closing sale price of the Company's Common Stock as reported on the NASDAQ Stock Market on June 29, 2007.

     The number of shares outstanding of the registrant's common stock as of February 26, 2008: 17,678,016 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.
--------------------------------------------------------------------------------

                                TABLE OF CONTENTS



PART I
                                                                            Page
                                                                           -----

Item 1.  Business                                                              3

Item 1A. Risk Factors                                                          9

Item 1B. Unresolved Staff Comments                                            15

Item 2.  Properties                                                           15

Item 3.  Legal Proceedings                                                    16

Item 4.  Submission of Matters to a Vote of Security Holders                  16


PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities                    17

Item 6.  Selected Financial Data                                              19

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            20

Item 7A. Quantitative and Qualitative Disclosures About Market Risk           31

Item 8.  Consolidated Financial Statements and Supplementary Data             32

Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                                 53

Item 9A. Controls and Procedures                                              53

Item 9B. Other Information                                                    54


PART III

Item 10. Directors, Executive Officers and Corporate Governance               56

Item 11. Executive Compensation 56

Item 12. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters                                          56

Item 13. Certain Relationships and Related Transactions, and Director
         Independence                                                         56

Item 14. Principal Accountant Fees and Services                               56


PART IV

Item
  15.    Exhibits and Financial Statement Schedules                           57


Signatures                                                                    58

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

     The widespread appeal of our concept establishes our restaurants as a neighborhood destination with 493 restaurants in 37 states as of December 30, 2007. Our menu, competitively priced between the quick casual and casual dining segments, features fresh chicken wings and other items including boneless wings, chicken tenders, popcorn shrimp, specialty hamburgers and sandwiches, wraps, Buffalito(R) soft tacos, appetizers and salads. Our made-to-order menu items are enhanced by the bold flavor profile of our signature sauces, ranging from mild Teriyaki(TM) to Blazin'(R). Our restaurants serve approximately 20 domestic and imported beers on tap, including several local or regional micro-brews and a wide selection of bottled beers, wines, and liquor. The inviting and energetic environment of our restaurants is complemented by furnishings that can be easily rearranged to accommodate parties of various sizes. Our guests have the option of watching sporting events or other popular programs on our projection screens and approximately 40 additional televisions, playing Buzztime(R) Trivia or video games. The open layout of our restaurants offers dining and bar areas that provide distinct seating choices for sports fans and families. Our unique service model, which provides the flexibility of ordering at the counter or table, allows our guests to customize their Buffalo Wild Wings(R) experience to meet their time demands, service preferences or the experience they are seeking of a workday lunch, a dine-in dinner, a take-out meal, an afternoon or evening enjoying a sporting event or a late-night craving.

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

Growth Strategy

     Our growth strategy involves opening company-owned and franchised restaurants in both new and existing markets. We believe that we have established the necessary infrastructure and control systems to support our disciplined growth strategy and that our concept can support over 1,000 restaurants in the United States. We have developed procedures for identifying new market opportunities, determining our expansion strategy in those markets and identifying sites for company-owned and franchised restaurants. Our growth strategy is moving toward a mix of approximately 40% company-owned restaurants and approximately 60% franchised restaurants. At the end of 2008, we anticipate a mix of approximately 35% company-owned and 65% franchised restaurants.

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

The Buffalo Wild Wings Menu

     Our restaurants feature a variety of menu items including our Buffalo, New York-style chicken wings spun in one of our signature sauces from sweet to screamin' hot: Sweet BBQ(TM), Teriyaki(TM), Mild(TM), Parmesan Garlic(TM), Medium(TM), Honey BBQ(TM), Spicy Garlic(TM), Asian Zing(TM), Caribbean Jerk(TM), Hot BBQ(TM), Hot(TM), Mango Habanero(TM), Wild(R) and Blazin'(R) . Our fresh chicken wings can be ordered in sizes ranging from six to 100 wings, with larger orders available for parties. Our sauces complement and distinguish our chicken wings to create a bold flavor profile for our guests. In addition to chicken wings, our menu features a wide variety of food items including boneless wings, chicken tenders, popcorn shrimp, specialty hamburgers and sandwiches, wraps, Buffalito soft tacos, finger foods and salads. We also provide a 12 & Under Menu for kids.

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

     All of our menu items are made-to-order and are available for take-out, which approximated 15% of restaurant sales for company-owned restaurants in 2007. Many of our restaurants have separate parking spots for our take-out guests.

Current Restaurant Locations

     As of December 30, 2007, we owned or franchised 493 Buffalo Wild Wings restaurants in 37 states, of which 161 were company-owned and 332 were franchised. In 2008, our goal is to achieve 15% unit growth and open approximately 75 new company-owned and franchised restaurants.

     Our company-owned restaurants range in size from 4,500 to 8,200 square feet, with an average of approximately 5,600 square feet for restaurants that have opened in the last three years. We anticipate that future restaurants will range in size from 4,500 square feet to 6,500 square feet with an average cash investment per restaurant of approximately $1.4 million, excluding preopening expenses of approximately $180,000. From time to time, we expect that our restaurants may be smaller or larger or cost more or less than our targeted range, depending on the particular circumstances of the selected site or market. Also, from time to time, we expect to purchase the building or the land and building for certain restaurants, in which case the cash investment would be significantly higher.

     The eight restaurants acquired from Avado Brands will be larger than our typical restaurant ranging from 6,500 square feet to 9,800 square feet.

     Our restaurants are typically open on a daily basis from 11 a.m. to 2 a.m. Closing times vary depending on the day of the week and city and state regulations governing the sale of alcoholic beverages. Our franchise agreements require franchisees to operate their restaurants for a minimum of 12 hours a day.

Site Selection and Development

     Our site selection process is integral to the successful execution of our growth strategy. We have processes for identifying, analyzing and assigning undeveloped markets for either company-owned or franchise development. Once a market is assigned, we use a trade area and site selection evaluation system, which has been customized for the requirements of the Buffalo Wild Wings system, to assist in identifying suitable trade areas within that market and suitable sites within identified trade areas. Criteria examined to determine appropriate trade areas include the presence of a casual dining corridor, projected growth within the trade area, the locations of key big box retailers and multi-screen movie theaters in the neighborhood, key demographics and population density, drive time and trade area analysis and other quantitative and qualitative measures. Once a suitable trade area is identified, we examine site-specific details including visibility, signage, access and parking. Final approval by two or more members of our executive management team is required for each company-owned site. At least one senior franchise executive reviews each franchise site.

Marketing and Advertising

     We have created a unique marketing program designed to communicate a distinctive and consistent brand that differentiates Buffalo Wild Wings from our competitors and that showcases our food and our brand in a fun and energetic atmosphere. These efforts include marketing campaigns and irreverent, award-winning advertising to support both our company-owned and franchised restaurants. The primary goal of these efforts is to build brand awareness throughout the United States. In addition, advertising campaigns are also designed to: i) drive positive same-store sales through additional visits by our existing guests and visits by new guests, ii) increase margins, iii) increase average order size, and iv) support strong restaurant openings.

     Marketing Campaigns. Our primary marketing campaigns focus on our experience or a particular menu item, day or daypart in an attempt to drive traffic and build brand awareness. For example, in 2007 we developed a campaign to promote the rollout of our new "Ribs & Combos" menu items as well as developing a new TV commercial highlighting YOU HAVE TO BE HERE(TM) at Buffalo Wild Wings. Our secondary marketing campaigns focus on reaching beyond the core Buffalo Wild Wings guest. Given our strategy to be a neighborhood destination, community marketing is also a key to developing brand awareness in each market. Our restaurants actively sponsor local sporting teams and sporting events to drive guest traffic associated with those activities.

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

Operations

     Our management team strives for operational excellence by recruiting, training and supporting the highest quality management teams and employees and through the implementation of operational standards and best practices within our restaurants.

     Restaurant Management. Our management structure consists of a general manager, one assistant general manager and up to three other managers depending on sales volume of the restaurant. We utilize regional managers to oversee our general managers, ensuring that they receive the training and support necessary to effectively operate their restaurants. Currently, we have 26 regional managers who oversee four to nine restaurants each. As we expand geographically, we expect to add additional regional managers. We have five directors of operations who provide leadership to the regional managers.

     Kitchen Operations. An important aspect of our concept is the efficient design, layout and execution of our kitchen operations. Due to the relatively simple preparation of our menu items, the kitchen consists of fryers, grill and food prep stations that are arranged assembly-line style for maximum productivity. Given our menu and kitchen design, we are able to staff our kitchen with hourly Team Members who require only basic training before reaching full productivity. Additionally, we do not require the added expense of an on-site chef. The ease and simplicity of our kitchen operations allows us to achieve our goal of preparing casual dining quality food with minimal wait times. We also believe the ease of our kitchen operations creates a competitive advantage for our concept.

     Training. We provide thorough training for management and hourly Team Members at company-owned restaurants, with the goal of providing an excellent guest experience based on our service, food preparation and facilities maintenance. Further, we require each franchisee to send their general manager, assistant manager and "control person" to attend our management training program.

     Managers at our company-owned locations are trained using a hands-on education process during a seven-week period at one of our Certified Training Restaurants. During this training period, our manager trainees work in every aspect of the business, including both hourly and management functions. In addition, our General Managers and high-potential Assistant General Managers attend an off-site management skills class.

     Our hourly Team Members in company-owned restaurants complete a comprehensive position certification process. Station certification requires 16 to 20 hours of hands-on training. Team Members must also successfully pass position validations, menu certifications and Responsible Alcohol Service Training.

     Team Members who have demonstrated outstanding performance and a high level of knowledge in one or more positions within the restaurant are encouraged to apply to enter the Wing Certified Trainer (WCT) program. The WCT candidates complete a training plan, which includes developing and evaluating his/her ability to train and impact the performance of Team Members. Those who successfully complete the requirements are promoted to the position of Wing Certified Trainer. Our objective is to have at least four WCTs in each restaurant.

     Team Members who have performed successfully as Wing Certified Trainers in three or more station areas can apply to become All-Star Trainers. Our All-Star Trainers have the opportunity to travel around the country to assist with training at new restaurant openings.

     Both of these Team Member leadership positions provide growth and can lead to opportunities to be considered for a position in management. Monetary incentives and additional benefits are used to recognize and reward the contributions of these leaders.

     Career Opportunities. We are able to motivate and retain our field operations team by providing them with opportunities for increased responsibilities and advancement. In addition, we offer performance-based cash incentives tied to sales, profitability and qualitative measures such as mystery shop scores. We strive for a balance of internal promotion and external hiring. This provides us with the ability to retain and grow our Team Members and to infuse our organization with new learning and experiences that come from outside of our concept.

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

Food Preparation, Quality Control and Purchasing

     We strive to maintain high quality standards. Our systems are designed to protect our food supply from procurement through the preparation process. We provide detailed specifications to suppliers for our food ingredients, products and supplies. Our restaurant managers are certified in a comprehensive food safety and sanitation course, ServSafe, developed by the National Restaurant Association Educational Foundation.

     We negotiate directly with independent suppliers for our supply of food and paper products. We use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products to our restaurants. To maximize our purchasing efficiencies and obtain the lowest possible prices for our ingredients, products and supplies, our purchasing team negotiates prices based on the system-wide usage of both company-owned and franchised restaurants. We believe that competitively priced, high quality alternative manufacturers, suppliers, growers and distributors are available should the need arise.

     We utilize T. Marzetti Company for the production of our signature sauces. They maintain sufficient inventory levels to ensure consistent supply to our restaurants. We have a confidentiality agreement with Marzetti which prevents our sauces from being supplied to, or manufactured for, anyone else.

     Fresh chicken wings are an important component of our cost of sales. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of popular new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. In March 2007, we entered into a one-year pricing agreement with one of our chicken suppliers which limited the price volatility that we had experienced in our quarterly cost of sales percentage. We have not been able to negotiate a satisfactory long-term pricing agreement for chicken wings and may float at market for the remainder of 2008. However, we will continue to pursue options for a long-term price contract.

Restaurant Franchise Operations

     Our concept continues to attract a strong group of franchisees, many of whom have substantial prior restaurant operations experience. Our franchisees execute a separate franchise agreement for each restaurant opened, typically providing for a 20-year initial term, with an opportunity to enter into a renewal franchise agreement subject to certain conditions. Our agreement currently requires franchisees to pay an initial franchise fee of $42,500 for the first restaurant opened and $32,500 for each additional restaurant they open. The $32,500 fee is reduced to $12,500 if the additional restaurant is in the designated area of the franchisee's existing restaurant. If a new franchisee enters into an area development agreement with us, the initial franchise fee is $42,500 for the first restaurant, $32,500 for the second restaurant and $27,500 for each subsequent restaurant. If an existing franchisee subsequently signs an area development agreement, the franchise fee is $32,500 for the first restaurant and $22,500 for each subsequent restaurant. The franchise fees are $32,500 for the first restaurant and $12,500 for each subsequent restaurant if the franchisee is an existing area developer signing an additional area development agreement.

     Franchisees also pay us a royalty fee of 5.0% of their restaurant sales. Franchise agreements typically allow us to assess franchisees an advertising fee in the amount of 3.5% of their restaurant sales, of which 3.0% was contributed to our Advertising Fund in 2007 and the remaining 0.5% was spent directly by the franchisee in the applicable local market. Our current form of franchise agreement permits us to increase the required contribution to the Advertising Fund by 0.5% once every three years. The amount contributed to the Advertising Fund increased from 2.5% to 3.0% on December 26, 2005 and is not expected to increase in 2008.

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

Management Information Systems

     Our core management information systems are in place and we believe they are scalable to support our future growth plans. We utilize a standard point-of-sale system in all of our company-owned restaurants which helps facilitate the operation of the restaurants by recording sales, cost of sales, labor and other operating metrics and allows managers to create various reports. Certain information from the point-of-sale system is transferred to our headquarters on a daily basis and is reported daily to various levels of management through email and our corporate intranet. Franchisees are required to report sales on a daily basis through an on-line reporting network and submit their restaurant-level financial statements on a quarterly and annual basis.

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

Employees

     As of December 30, 2007, we employed 9,564 employees. We have 813 full-time and 8,576 part-time employees working in our company-owned restaurants and 175 employees based out of our home office or in the field. Our employees are not covered by any collective bargaining agreement, and we have never experienced an organized work stoppage or strike. We believe that our working conditions and compensation packages are competitive and consider our relations with our employees to be good.

Executive Officers

     The following sets forth certain information about our executive officers:

     Sally J. Smith, 50, has served as our Chief Executive Officer and President since July 1996 and as a director since August 1996. She served as our Chief Financial Officer from 1994 to 1996. Prior to joining Buffalo Wild Wings, she was the Chief Financial Officer of Dahlberg, Inc., the manufacturer and franchisor of Miracle-Ear hearing aids, from 1983 to 1994. Ms. Smith began her career with KPMG LLP, an international accounting and auditing firm. Ms. Smith is a CPA. She serves on the boards of the National Restaurant Association and Alerus Financial Corporation.

     Mary J. Twinem, 47, has served as our Executive Vice President, Chief Financial Officer and Treasurer since July 1996. She served as our Controller from January 1995 to July 1996. Ms. Twinem also served as a director on our Board from June 2002 to September 2003. Prior to joining Buffalo Wild Wings, she served as the Director of Finance/Controller of Dahlberg, Inc. from 1989 to December 1994. Ms. Twinem began her career in public accounting and holds an inactive CPA license.

     Kathleen M. Benning, 45, has served as our Senior Vice President, Marketing and Brand Development since January 2002. She joined us in March 1997 as Vice President of Marketing. Prior to joining us, Ms. Benning was employed by Nemer, Fieger & Associates, an advertising agency, from 1992 to 1997, where she was a partner from 1994 to 1997.

     Mounir N. Sawda, 50, has served as our Senior Vice President, Franchise and Development since August 2007. Prior to joining us, Mr. Sawda managed his own consulting company from 2005 to 2007. From 1998 to 2005, Mr. Sawda served in various executive positions at Denny's Corporation, most recently as Vice President Development, Property Management, Construction and Facilities. From 1996 to 1998 and from 1984 to 1993, Mr. Sawda held various leadership positions with Burger King Corporation. From 1982 to 1984 and from 1993 to 1996, Mr. Sawda worked with Hanna International and ACMECON in Saudi Arabia.

     James M. Schmidt, 48, has served as our Executive Vice President and General Counsel since December 2006, prior to which he served as Senior Vice President and General Counsel since joining us in April 2002. Mr. Schmidt has also served as our Secretary since September 2002, and he served as a director on our Board from 1994 to September 2003. Mr. Schmidt has been a practicing attorney since 1985, most recently with the law firm of Robbins, Kelly, Patterson & Tucker, which provides legal services to us from time to time.

     Judith A. Shoulak, 48, has served as our Senior Vice President, Operations since March 2004. She served as our Senior Vice President, Human Resources from January 2003 to February 2004 and as Vice President of Human Resources from October 2001 to January 2003. From 1993 to 2001, Ms. Shoulak served as Vice President of Field Human Resources of OfficeMax.

     Linda G. Traylor, 56, has served as our Senior Vice President, Human Resources since October 2006. Prior to joining us, Ms. Traylor managed her own consulting company, LG Traylor & Associates from 2005 to 2006. From 2001 to 2005, Ms. Traylor served as Senior Vice President, Human Resources of Denny's Corporation and as its Vice President, Human Resources Planning and Development from 1995 to 2001. From 1979 to 1995, Ms. Traylor held various leadership positions with Burger King Corporation.

ITEM 1A. RISK FACTORS

     The foregoing discussion and the discussion contained in Item 7 of this Form 10-K contain various "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. Our forward-looking statements generally relate to our growth strategy, financial results, sales efforts, franchise expectations, store openings and related expense, and cash requirements. Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the risk factors that follow. Investors are cautioned that all forward-looking statements involve risks and uncertainties and speak only as of the date on which they are made.

     Fluctuations in chicken wing prices could reduce our operating income.

     The primary food product used by our company-owned and franchised restaurants is fresh chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of popular new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. In March 2007, we entered into a one-year pricing agreement with one of our chicken suppliers which limited the price volatility that we had experienced in our quarterly cost of sales percentage. We have not been able to negotiate a satisfactory long-term pricing agreement for chicken wings and may float at market for the remainder of 2008. However, we will continue to pursue options for a long-term price contract. Fresh chicken wing prices in 2007 averaged 9% higher than 2006 as the average price per pound rose to $1.28 in 2007 from $1.17 in 2006. If there is a significant rise in the price of fresh chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. For example, fresh chicken wings accounted for approximately 24%, 24%, and 27% of our cost of sales in 2007, 2006, and 2005, respectively, with an annual average price per pound of $1.28, $1.17, and $1.20, respectively. A 10% increase in the fresh chicken wing costs for 2007 would have increased restaurant cost of sales by approximately $2.1 million. If the avian flu were to affect our supply of chicken wings, our operations may be negatively impacted, as prices may rise due to limited supply. Additional information related to chicken wing prices is included in Item 7 under "Results of Operations."

     If we are unable to successfully open new restaurants, our revenue growth rate and profits may be reduced.

     To successfully expand our business, we must open new Buffalo Wild Wings restaurants on schedule and in a profitable manner. In the past, we and our franchisees have experienced delays in restaurant openings and we may experience similar delays in the future. Delays or failures in opening new restaurants could hurt our ability to meet our growth objectives, which may affect our results of operations, the expectations of securities analysts and shareholders and thus our stock price. We cannot guarantee that we or our franchisees will be able to achieve our expansion goals. Further, any restaurants that we, or our franchisees, open may not achieve operating results similar or better than our existing restaurants. If we are unable to generate positive cash flow from a new restaurant, we may be required to recognize an impairment loss with respect to the assets for that restaurant. Our ability to expand successfully will depend on a number of factors, many of which are beyond our control. These factors include:

     o  Locating suitable restaurant sites in new and existing markets;

     o  Having adequate restaurant sites due to tightening credit markets;

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

     Currently, approximately 67% of our restaurants are franchised. Franchising royalties and fees represented approximately 11% of our revenues during fiscal 2007, 2006, and 2005. Our performance depends upon (i) our ability to attract and retain qualified franchisees, (ii) the franchisees' ability to execute our concept and capitalize upon our brand recognition and marketing, and (iii) franchisees' ability to timely develop restaurants. We may not be able to recruit franchisees who have the business abilities or financial resources necessary to open restaurants on schedule, or who will conduct operations in a manner consistent with our concept and standards. Also, our franchisees may not be able to operate restaurants in a profitable manner.

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

     During fiscal 2007, 2006, and 2005, vendor allowances were recorded as a reduction in inventoriable costs, and cost of sales was reduced by $4.6 million, $4.2 million, and $4.0 million, respectively. If the amount of vendor rebates is reduced, inventoriable costs may increase, as may the cost of sales.

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

     We are susceptible to adverse trends in Ohio.

     As of December 30, 2007, 86, or approximately 17%, of our company-owned and franchised restaurants were located in Ohio. In addition, many of our restaurants in Ohio have been operating for at least ten years. Given our geographic concentration in the Midwest, negative publicity regarding any of our restaurants could have a material effect on our business and operations throughout the region, as could other regional occurrences such as local economic conditions, strikes, new or revised laws or regulations, or disruptions in the supply of food products. As a result, we are susceptible to adverse economic trends in that state.

     Changes in public health concerns may impact our performance.

     Changes in public health concerns may affect consumer preferences for our products. For example, if incidents of the avian flu occur in the United States, consumer preferences for poultry products may be negatively impacted, resulting in a decline in demand for our products. Similarly, public health concerns over smoking have seen a rise in smoking bans. Such smoking bans may adversely affect our operations to the extent that such bans are imposed in specific locations, rather than state-wide, or that exceptions to the ban are given to bars or other establishments, giving patrons the ability to choose nearby locations that have no such ban. Further, growing movements to lower blood alcohol levels may result in a decline in alcohol consumption at our stores or increase the number of dram shop claims made against us, either of which may negatively impact operations or result in the loss of liquor licenses.

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

     The acquisition of existing restaurants from our franchisees or other acquisitions may have unanticipated consequences that could harm our business and our financial condition.

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

     Future acquisitions of existing restaurants from our franchisees or other acquisitions, which may be accomplished through a cash purchase transaction, the issuance of our equity securities or a combination of both, could result in potentially dilutive issuances of our equity securities, the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other intangible assets, any of which could harm our business and financial condition.

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

     We place considerable value on our trademarks, service marks and trade secrets. We intend to actively enforce and defend our marks and if violations are identified, to take appropriate action to preserve and protect our goodwill in our marks. We attempt to protect our sauce recipes as trade secrets by, among other things, requiring confidentiality agreements with our sauce suppliers and executive officers. However, we cannot be sure that we will be able to successfully enforce our rights under our marks or prevent competitors from misappropriating our sauce recipes. We can also not be sure that: (i) our marks are valuable, (ii) using our marks does not, or will not, violate others' marks,
(iii) the registrations of our marks would be upheld if challenged, or (iv) we would not be prevented from using our marks in areas of the country where others might have already established rights to them. Any of these uncertainties could have an adverse effect on us and our expansion strategy.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2. PROPERTIES

     We are headquartered in Minneapolis, Minnesota. Our home office has approximately 44,000 square feet of office space. We occupy this facility under a lease that terminates on November 30, 2017, with an option to renew for one five-year term.

     As of December 30, 2007, we owned and operated 161 restaurants. We lease the land and building for nearly all of these sites. The majority of our existing leases are for 10 or 15-year terms, generally including options to extend the terms. We typically lease our restaurant facilities under "triple net" leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts. Most of our leases include "exclusive use" provisions prohibiting our landlords from leasing space to other restaurants that fall within certain specified criteria. Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the lease or franchise agreement. The following table sets forth the 37 states in which Buffalo Wild Wings restaurants are located and the number of restaurants in each state as of December 30, 2007:


                                 Number of Restaurants Open
                        --------------------------------------------
                        Company-owned    Franchised       Total
                        -------------- -------------- --------------
Alabama                              1              8              9
Arizona                             --             13             13
Arkansas                            --              4              4
California                          --              2              2
Colorado                            10              1             11
Connecticut                         --              2              2
Delaware                            --              3              3
Florida                             --             18             18
Georgia                              7             --              7
Illinois                             5             26             31
Indiana                              2             33             35
Iowa                                 9             --              9
Kansas                               7             --              7
Kentucky                             9              5             14
Louisiana                           --              8              8
Maryland                            --              3              3
Michigan                            --             29             29
Minnesota                           17              3             20
Mississippi                          2              3              5
Missouri                             5             13             18
Montana                             --              1              1
Nebraska                             5              2              7
Nevada                              --             10             10
New York                             7              5             12
North Carolina                       8              3             11
North Dakota                        --              4              4
Ohio                                25             61             86
Oklahoma                            --              7              7
Oregon                              --              2              2
Pennsylvania                         3              1              4
South Carolina                      --              3              3
South Dakota                        --              1              1
Tennessee                            9             --              9
Texas                               20             32             52
Virginia                             1             15             16
West Virginia                       --              5              5
Wisconsin                            9              6             15
                        -------------- -------------- --------------

    Total                          161            332            493
                        ============== ============== ==============

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

     Our Common Stock trades on the NASDAQ Global Market under the symbol "BWLD". The following table sets forth the high and low closing sale prices of our Common Stock. On June 15, 2007, we effected a two-for-one stock split. All stock prices have been adjusted for this change.

                                 2007                2006
                          ------------------ ---------------------
                            High      Low       High       Low
                          --------- -------- ---------- ----------
First Quarter               $ 31.85   $23.84   $  20.73  $   14.96
Second Quarter                46.64    31.35      21.89      17.77
Third Quarter                 43.85    31.99      19.88      15.63
Fourth Quarter                42.03    23.03      29.01      18.62


Holders

     As of February 26, 2008, there were approximately 182 record holders of our Common Stock, excluding shareholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on information which we have obtained from our transfer agent, there are approximately 11,000 holders of our Common Stock whose stock is held either in nominee name and/or street name brokerage accounts.

Dividends

     We have never declared or paid cash dividends on our Common Stock. It is our policy to preserve cash for development and other working capital needs and, therefore, do not currently have plans to pay any cash dividends. Our future dividend policy will be determined by our Board of Directors and will depend on various factors, including our results of operations, financial condition, anticipated cash needs and plans for expansion.

Securities Authorized for Issuance Under Equity Compensation Plans

     For information on our equity compensation plans, refer to Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
Matters."

Stock Performance Chart

      The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock during the period ended December 30, 2007 with the cumulative total return on the Nasdaq Composite and the S&P 600 Restaurants Index. The comparison assumes $100 was invested in Buffalo Wild Wings Common Stock on November 21, 2003, the date of our initial public offering, and in each of the foregoing indices on October 31, 2003 and assumes reinvestment of dividends.

                  COMPARISON OF 4 YEAR CUMULATIVE TOTAL RETURN
           Among Buffalo Wild Wings, Inc., The NASDAQ Composite Index
                       And The S&P 600 Restaurants Index

                             [See Supplemental PDF A]


                             11/21/03      12/28/03      12/26/04      12/25/05      12/31/06      12/30/07
                         ------------- ------------- ------------- ------------- ------------- -------------
Buffalo Wild Wings, Inc.   $    100.00   $    139.41   $    203.88   $    198.82   $    312.94   $    272.24
NASDAQ Composite           $    100.00   $    103.53   $    112.21   $    115.52   $    129.07   $    142.45
S&P 600 Restaurants Index  $    100.00   $    103.59   $    134.48   $    145.80   $    155.85   $    115.78

      The preceding stock performance chart is not deemed filed with the Securities and Exchange Commission. Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act of 1933 or the Securities Exchange Act of 1934 that incorporate future filings made by us under those statutes, the above stock performance chart is not to be incorporated by reference in any prior filings, nor shall it be incorporated by reference into any future filings made by us under those statutes.

ITEM 6. SELECTED FINANCIAL DATA

     The following summary information should be read in conjunction with the Consolidated Financial Statements and related notes thereto set forth in Item 8 of this Form 10-K.


                                                                             Fiscal Years Ended (1)
                                                         ---------------------------------------------------------------
                                                           Dec. 30,     Dec. 31,     Dec. 25,     Dec. 26,    Dec. 28,
                                                             2007         2006         2005         2004        2003
                                                         ------------ ------------ ------------ ------------ -----------
                                                                 (in thousands, except share and per share data)
Consolidated Statements of Earnings Data:
Revenue:
  Restaurant sales                                       $   292,824  $   247,150  $   185,823  $   152,221  $  112,965
  Franchising royalties and fees                              36,828       31,033       23,877       18,827      13,532
                                                         ------------ ------------ ------------ ------------ -----------
       Total revenue                                         329,652      278,183      209,700      171,048     126,497
                                                         ------------ ------------ ------------ ------------ -----------
Costs and expenses:
  Restaurant operating costs:
    Cost of sales                                             90,065       76,087       58,771       51,507      35,423
    Labor                                                     87,784       73,030       55,403       43,853      32,684
    Operating                                                 47,974       41,087       29,717       23,080      17,559
    Occupancy                                                 19,986       17,529       14,172       10,259       7,738
Depreciation                                                  16,987       14,492       11,765        9,717       7,021
General and administrative                                    35,740       30,374       22,303       19,372      16,926
Preopening                                                     4,520        3,077        2,599        2,042       1,155
Loss on asset disposals and impairment                           987        1,008        1,991          573         868
                                                         ------------ ------------ ------------ ------------ -----------
       Total costs and expenses                              304,043      256,684      196,721      160,403     119,374
                                                         ------------ ------------ ------------ ------------ -----------

Income from operations                                        25,609       21,499       12,979       10,645       7,123
Other income (expense), net                                    2,909        2,339        1,340          671      (1,246)
                                                         ------------ ------------ ------------ ------------ -----------
       Earnings before income taxes                           28,518       23,838       14,319       11,316       5,877
Income tax expense                                             8,864        7,565        5,439        4,115       2,294
                                                         ------------ ------------ ------------ ------------ -----------
       Net earnings                                           19,654       16,273        8,880        7,201       3,583
Accretion resulting from cumulative dividend and
 mandatory redemption feature of preferred stock                  --           --           --           --       1,452
                                                         ------------ ------------ ------------ ------------ -----------
Net earnings available to common stockholders            $    19,654  $    16,273  $     8,880  $     7,201  $    2,131
                                                         ============ ============ ============ ============ ===========
Earnings per common share - basic                        $      1.12  $      0.95  $      0.53  $      0.44  $     0.33
Weighted average shares outstanding - basic               17,554,000   17,157,000   16,892,000   16,330,000   6,445,000
Earnings per common share - diluted                      $      1.10  $      0.92  $      0.51  $      0.42  $     0.28
Weighted average shares outstanding - diluted             17,833,000   17,629,000   17,417,000   17,208,000   7,684,000

Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities                $    43,579  $    33,031  $    24,618  $    20,754  $   17,753
Net cash used in investing activities                        (54,687)     (26,829)     (33,919)     (59,307)    (10,739)
Net cash provided by financing activities                        873        1,568          730        1,572      37,872



                                                                                    As Of (1)
                                                         ---------------------------------------------------------------
                                                           Dec. 30,     Dec. 31,     Dec. 25,     Dec. 26,    Dec. 28,
                                                             2007         2006         2005         2004        2003
                                                         ------------ ------------ ------------ ------------ -----------
                                                                                 (in thousands)
Consolidated Balance Sheets Data:
Total current assets                                     $    84,506  $    74,950  $    61,079  $    57,021  $   55,663
Total assets                                                 197,098      161,183      133,123      118,985     103,999
Total current liabilities                                     32,490       25,780       20,203       18,327      15,641
Total liabilities                                             55,433       44,967       36,275       33,278      28,932
Retained earnings                                             60,840       41,186       24,913       16,033       8,832
Total common stockholders' equity                            141,665      116,216       96,848       85,707      75,067

------------------------------------
(1) We utilize a 52- or 53-week accounting period that ends on the last Sunday in December. The fiscal years ended December 30, 2007, December 25, 2005, December 26, 2004, and December 28, 2003, were comprised of 52 weeks. The fiscal year ended December 31, 2006 was a 53-week year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for fiscal 2008, cash requirements, and our expected store openings. Such statements are forward-looking and speak only as of the date on which they are made. There are risks and uncertainties including but not limited to those discussed in Item 1 of this 10-K under "Risk Factors/Forward-Looking Statements." Information included in this discussion and analysis includes commentary on company-owned and franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Buffalo Wild Wings(R) Grill & Bar concept and the overall health of the concept. Franchise information also provides an understanding of our revenues because franchise royalties and fees are based on the opening of franchised units and their sales. However, franchise sales and same-store sales information does not represent sales in accordance with U. S. Generally Accepted Accounting Principles (GAAP), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.

Overview

     As of December 30, 2007, we owned and operated 161 and franchised an additional 332 Buffalo Wild Wings Grill & Bar restaurants in 37 states. Of the 493 system-wide restaurants, 86 of those restaurants are located in Ohio. The restaurants have elements of both the quick casual and casual dining styles, both of which are part of a growing industry. Our long-term focus is to grow to a national chain of over 1,000 locations, with 15% annual unit growth over the next three years, continuing the strategy of developing both company-owned and franchised restaurants.

     Our growth and success depend on several factors and trends. First, we continue to monitor and react to changes in our cost of goods sold. The costs of goods sold is difficult to predict, as it ranged from 30.3% to 31.5% of restaurant sales per quarter in 2007 and 2006, mostly due to the price fluctuation in chicken wings. We are working to counteract the volatility of chicken wing prices with the introduction of popular new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We will continue to monitor the cost of fresh chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. We are also exploring purchasing strategies to lessen the severity of cost increases and fluctuations, and are reviewing menu additions and other strategies that may decrease the percentage that fresh chicken wings represent in terms of total restaurant sales. The chart below illustrates the fluctuation in fresh chicken wing prices from quarter to quarter in the last five years. In March 2007, we entered into a one-year pricing agreement which fixed 80-90% of our chicken wing purchases at $1.23 per pound. We have not been able to negotiate a satisfactory long-term pricing agreement for chicken wings and may float at market for the remainder of 2008. However, we will continue to pursue options for a long-term price contract.

                          Average Quarterly Wing Prices
                                   2002-2006
                             [See supplemental PDF B]

     A second factor is our success in new markets. There are inherent risks in opening new restaurants, especially in new markets, for various reasons, including the lack of experience, logistical support, and brand awareness in a new market. These factors may result in lower than anticipated sales and cash flow for new restaurants in new markets. In 2008, we plan to develop company-owned restaurants primarily in markets where we currently have either company-owned or franchised restaurants. We believe this development focus, together with our focus on our new restaurant opening procedures, will help to mitigate the overall risk associated with opening restaurants in new markets.

     Third, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume, and, therefore, cash flow per location. We remain committed to high quality operations and guest hospitality.

     Our revenue is generated by:

     o Sales at our company-owned restaurants, which represented 89% of total revenue in 2007. Food and nonalcoholic beverages accounted for 73% of restaurant sales. The remaining 27% of restaurant sales was from alcoholic beverages. The menu item with the highest sales volume is chicken wings at 23% of total restaurant sales.

     o  Royalties and franchise fees received from our franchisees.

     We generate cash from the operation of our company-owned restaurants and also from franchise royalties and fees. We highlight the specific costs associated with the on-going operation of our company-owned restaurants in the statement of earnings under "Restaurant operating costs." Nearly all of our depreciation expense relates to assets used by our company-owned restaurants. Preopening costs are those costs associated with opening new company-owned restaurants and will vary annually based on the number of new locations opened. Loss on asset disposal and impairment expense is related to company-owned restaurants, and includes the write-down of underperforming locations, the costs associated with closures of locations and normal asset retirements. Certain other expenses, such as general and administrative, relate to both company-owned restaurant and franchising operations.

     We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Each of the fiscal years in the five years ended December 30, 2007 were 52-week years except for the fiscal year ended December 31, 2006, which was a 53-week year.

Critical Accounting Policies and Use of Estimates

     Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements, which were prepared in accordance with GAAP. Critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

     We believe that the following discussion represents our more critical accounting policies and estimates used in the preparation of our consolidated financial statements, although it is not inclusive.

   Valuation of Long-Lived Assets and Store Closing Reserves

     We review long-lived assets quarterly to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for 15 months. We evaluate the recoverability of a restaurant's long-lived assets, including leasehold improvements, equipment and fixtures over its remaining lease term, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. During fiscal 2006 and 2005, we recognized $481,000 and $1.7 million, respectively, of asset impairment charges.

     In addition to the valuation of long-lived assets, we also record a store closing reserve when a restaurant is abandoned. The store closing reserve is subject to significant judgment as accruals are made for lease payments on abandoned leased facilities. Many factors, including the local business environment, other available lease sites, and the willingness of lessors to negotiate lease buyouts are considered in making the accruals. We estimate future lease obligations based on these factors and evaluate quarterly the adequacy of the estimated reserve based on current market conditions. During the fourth quarter of 2007 and 2006, we recorded reserves of $85,000 and $54,000, respectively, for restaurants that closed.

     The reconciliation of the store closing reserve for the years ended December 30, 2007, December 31, 2006, and December 25, 2005 is as follows (in thousands):

                                               As of                           As of
                                             Dec. 31,     2007      Costs    Dec. 30,
                                               2006     reserve    incurred    2007
                                             --------- ---------- ---------- ---------
Remaining lease obligation and utilities       $    54    $    85   $  (139)    $    0
                                             --------- ---------- ---------- ---------

                                               $    54    $    85   $  (139)    $    0
                                             ========= ========== ========== =========


                                             --------- ---------- ---------- ---------
                                               As of                           As of
                                             Dec. 25,     2006      Costs    Dec. 31,
                                               2005     reserve    incurred    2006
                                             --------- ---------- ---------- ---------
Remaining lease obligation and utilities       $    --    $    54   $    --     $   54
                                             --------- ---------- ---------- ---------

                                               $    --    $    54   $    --     $   54
                                             ========= ========== ========== =========


                                             --------- ---------- ---------- ---------
                                               As of                           As of
                                             Dec. 26,     2005      Costs    Dec. 25,
                                               2004     reserve    incurred    2005
                                             --------- ---------- ---------- ---------
Remaining lease obligation and utilities       $   136    $    --   $  (136)    $   --
                                             --------- ---------- ---------- ---------

                                               $   136    $    --   $  (136)    $   --
                                             ========= ========== ========== =========

     Vendor Allowances

     Vendor allowances include allowances and other funds received from vendors. Certain of these funds are determined based on various quantitative contract terms. We also receive vendor allowances from certain manufacturers and distributors calculated based upon purchases made by franchisees. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction of the related expense. Amounts that represent a reduction of inventory purchase costs are recorded as a reduction of inventoriable costs. We record an estimate of earned vendor allowances that are calculated based upon monthly purchases. We generally receive payment from vendors approximately 30 days from the end of a month for that month's purchases. During fiscal 2007, 2006, and 2005, vendor allowances were recorded as a reduction in inventoriable costs, and cost of sales was reduced by $4.6 million, $4.2 million, and $4.0 million, respectively.

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

Results of Operations

     Our operating results for 2007, 2006, and 2005 are expressed as a percentage of total revenue below, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales.

                                                Fiscal Years Ended
                                          ------------------------------
                                           Dec. 30,  Dec. 31,  Dec. 25,
                                             2007      2006      2005
                                          ---------- --------- ---------
Revenue:
    Restaurant sales                           88.8%     88.8%     88.6%
    Franchising royalties and fees             11.2      11.2      11.4
                                          ---------- --------- ---------

              Total revenue                   100.0     100.0     100.0
                                          ---------- --------- ---------

Costs and expenses:
    Restaurant operating costs:
         Cost of sales                         30.8      30.8      31.6
         Labor                                 30.0      29.5      29.8
         Operating                             16.4      16.6      16.0
         Occupancy                              6.8       7.1       7.6
Depreciation                                    5.2       5.2       5.6
General and administrative                     10.8      10.9      10.6
Preopening                                      1.4       1.1       1.2
Loss on asset disposals and impairment          0.3       0.4       0.9
                                          ---------- --------- ---------

              Total costs and expenses         92.2      92.3      93.8
                                          ---------- --------- ---------

Income from operations                          7.8       7.7       6.2
         Interest income                        0.9       0.8       0.6
                                          ---------- --------- ---------

Earnings before income taxes                    8.7       8.6       6.8
Income tax expense                              2.7       2.7       2.6
                                          ---------- --------- ---------

Net earnings                                    6.0%      5.8%      4.2%
                                          ========== ========= =========

The number of company-owned and franchised restaurants open are as follows:

                                                    As of
                                      ---------------------------------
                                       Dec. 30,    Dec. 31,   Dec. 25,
                                         2007        2006       2005
                                      ----------- ---------- ----------
Company-owned restaurants                     161        139        122
Franchised restaurants                        332        290        248

The restaurant sales for company-owned and franchised restaurants are as follows (in thousands of dollars):

                                             Fiscal Years Ended
                                       -------------------------------
                                        Dec. 30,  Dec. 31,   Dec. 25,
                                          2007      2006       2005
                                       ---------- --------- ----------
Company-owned restaurant sales          $ 292,824 $ 247,150 $  185,823
Franchised restaurant sales               724,486   621,897    470,667

Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

                                             Fiscal Years Ended
                                       ------------------------------
                                        Dec. 30,  Dec. 31,  Dec. 25,
                                          2007      2006      2005
                                       ---------- --------- ---------
Company-owned same-store sales               6.9%     10.4%      3.2%
Franchised same-store sales                  3.9       6.1       2.2

The annual average price paid per pound for fresh chicken wings for company-owned restaurants is as follows:

                                             Fiscal Years Ended
                                       -------------------------------
                                        Dec. 30,  Dec. 31,   Dec. 25,
                                          2007      2006       2005
                                       ---------- --------- ----------
Annual average price per pound            $  1.28    $ 1.17    $  1.20

Fiscal Year 2007 Compared to Fiscal Year 2006

     Restaurant sales increased by $45.7 million, or 18.5%, to $292.8 million in 2007 from $247.2 million in 2006. The increase in restaurant sales was due to a $35.5 million increase associated with the opening of 23 new company-owned restaurants in 2007 and the 27 company-owned restaurants opened before 2007 that did not meet the criteria for same-store sales and $15.7 million related to a 6.9% increase in same-store sales. The 53rd week of 2006 resulted in sales of $5.7 million and contributed approximately $0.08 of earnings per diluted share.

     Franchise royalties and fees increased by $5.8 million, or 18.7%, to $36.8 million in 2007 from $31.0 million in 2006. The increase was due primarily to additional royalties collected from the 48 new franchised restaurants that opened in 2007 and a full year of operations for the 45 franchised restaurants that opened in 2006. Same-store sales for franchised restaurants increased 3.9%.

     Cost of sales increased by $14.0 million, or 18.4%, to $90.1 million in 2007 from $76.1 million in 2006 due primarily to more restaurants being operated in 2007. Cost of sales as a percentage of restaurant sales remained steady at 30.8% in both 2007 and 2006. Cost of sales as a percentage of restaurant sales was steady with higher fresh chicken wing costs offsetting favorable product mix changes. Fresh chicken wing costs rose to $1.28 per pound in 2007 from $1.17 per pound in 2006. Also, boneless wings sales have increased as a part of our menu mix, providing better margins and a corresponding lower cost of goods percentage.

     Labor expenses increased by $14.8 million, or 20.2%, to $87.8 million in 2007 from $73.0 million in 2006 due primarily to more restaurants being operated in 2007. Labor expenses as a percentage of restaurant sales also increased to 30.0% in 2007 compared to 29.5% in 2006. Labor costs in our restaurants was higher than prior year due to restaurants having higher hourly wages and management salaries along with slightly higher medical costs but were partially offset by lower workers' compensation costs.

     Operating expenses increased by $6.9 million, or 16.8%, to $48.0 million in 2007 from $41.1 million in 2006 due primarily to more restaurants being operated in 2007. Operating expenses as a percentage of restaurant sales decreased to 16.4% in 2007 from 16.6% in 2006. The decrease in operating expenses as a percentage of restaurant sales was primarily due to lower credit card fees and utility costs partially offset by higher cable costs.

     Occupancy expenses increased by $2.5 million, or 14.0%, to $20.0 million in 2007 from $17.5 million in 2006 due primarily to more restaurants being operated in 2007. Occupancy expenses as a percentage of restaurant sales decreased to 6.8% in 2007 from 7.1 % in 2006, primarily due to better leverage of rent expense with the higher sales levels.

     Depreciation increased by $2.5 million, or 17.2%, to $17.0 million in 2007 from $14.5 million in 2006. The increase was primarily due to the additional depreciation on 23 new restaurants in 2007 and 18 new restaurants opened in 2006 and operated for a full year in 2007.

     General and administrative expenses increased by $5.4 million, or 17.7%, to $35.7 million in 2007 from $30.4 million in 2006. General and administrative expenses as a percentage of total revenue decreased to 10.8 % in 2007 from 10.9% in 2006. Exclusive of stock based compensation, our general and administrative expenses decreased to 9.7% of total revenue in 2007 from 9.8% in 2006. This decrease was primarily due to lower cash incentive compensation partially offset by higher medical costs.

     Preopening costs increased by $1.4 million, or 46.9%, to $4.5 million in 2007 from $3.1 million in 2006. In 2007, we opened 23 new company-owned restaurants and incurred cost of approximately $47,000 for restaurants opening in 2008. In 2006, we opened 18 new company-owned restaurants, incurred costs of approximately $29,000 for restaurants opening in 2007. Average preopening cost per restaurant increased to $195,000 in 2007 from $170,000 in 2006.

     Loss on asset disposals and impairment decreased by $21,000, or 2.1%, to $987,000 in 2007 from $1.0 million in 2006. During the fourth quarter of 2007 we closed one underperforming restaurant in North Carolina resulting in store closing costs and a write down of equipment costs for $183,000. The remaining 2007 expense was for write-offs of miscellaneous equipment. The expense in 2006 represented the asset impairment of one underperforming restaurant in Atlanta of $481,000, the disposal of miscellaneous equipment and the closure costs for one restaurant.

     Interest income increased by $570,000 to $2.9 million in 2007 from $2.3 million in 2006. The majority of our investments were in short-term municipal securities. The increase in interest income was primarily due to higher interest rates and higher overall balances. Cash and marketable securities balances at the end of the year were $68.0 million in 2007 compared to $64.6 million in 2006.

     Provision for income taxes increased $1.3 million to $8.9 million in 2007 from $7.6 million in 2006. The effective tax rate as a percentage of income before taxes decreased to 31.1% in 2007 from 31.7% in 2006. The rate decrease was primarily due to higher employee-related federal tax credits and a decrease in the reserve for tax contingencies. These reductions in the effective tax rate were partially offset by an increase in the state income tax rate. For 2008, we believe our effective tax rate will be between 34% and 35%.

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

     Loss on asset disposals and impairment decreased by $983,000, or 49.4%, to $1.0 million in 2006 from $2.0 million in 2005. The expense in 2006 included the asset impairment of one underperforming restaurant in Atlanta of $481,000, and the disposal of miscellaneous equipment, and the closure costs for one store. The expense in 2005 included a $1 million impairment loss with respect to certain assets of three underperforming restaurants in Atlanta and the disposal of miscellaneous equipment. In addition, the assets and goodwill impairment of $621,000 for one underperforming restaurant in North Carolina occurred in 2005.

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

     We estimate the 53rd week in fiscal 2006 contributed approximately $0.08 of earnings per diluted share.

Liquidity and Capital Resources

     Our primary liquidity and capital requirements have been for new restaurant construction, remodeling and maintaining our existing company-owned restaurants, working capital and other general business needs. We fund these expenses primarily with cash from operations. The cash and marketable securities balance at December 30, 2007 was $68.0 million. We invest our cash balances in debt securities with the focus on protection of principal, adequate liquidity and maximization of after-tax returns. As of December 30, 2007, nearly all excess cash was invested in high quality municipal securities.

     During fiscal 2007, 2006, and 2005, net cash provided by operating activities was $43.6 million, $33.0 million, and $24.6 million, respectively. Net cash provided by operating activities in 2007 consisted primarily of net earnings adjusted for non-cash expenses and an increase in accounts payable and accrued expenses partially offset by an increase in accounts receivable, prepaid expenses, and income tax receivables. The increase in accounts payable is relative to the growth in the number of company-owned restaurants. The increase in accrued expenses was due primarily to the growth in the number of company-owned restaurants, and a higher gift card liability due to strong fourth quarter gift card sales. The increase in accounts receivable was primarily due to higher credit card receivables and landlord receivables for tenant improvements. The increase in prepaid expense is primarily due to the timing of payments related to our self insurance programs. The increase in income tax receivables was due to the timing of payments.

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

     Net cash used in investing activities for 2007, 2006, and 2005 was $54.7 million, $26.8 million, and $33.9 million, respectively. Investing activities included purchases of property and equipment related to the opening of new restaurants in all periods. In 2007, 2006, and 2005, we opened 23, 18, and 19 new restaurants, respectively. In 2008, we expect capital expenditures for approximately 25 new company-owned restaurants to cost approximately $1.4 million per location, expenditures of approximately $18 million for the maintenance and remodels of existing restaurants, and $26 million for the purchase of our nine Las Vegas franchised locations. In 2007, we purchased $158.2 million of marketable securities and received proceeds of $144.8 million as investments in marketable securities matured. In 2006, we purchased $108.3 million of marketable securities and received proceeds of $105.3 million as investments in marketable securities matured or were sold. In 2005, we purchased $91.5 million of marketable securities and received proceeds of $79.5 million as investments in marketable securities matured or were sold.

     Net cash provided by financing activities for 2007, 2006 and 2005 was $873,000, $1.6 million, and $730,000, respectively. Net cash provided by financing activities for 2007 resulted primarily from the issuance of common stock for options exercised and employee stock purchases of $1.4 million and excess tax benefits for restricted stock issuances of $1.0 million partially offset by tax payments for restricted stock of $1.6 million. Net cash provided by financing activities for 2006 resulted primarily from the issuance of common stock for options exercised and employee stock purchases of $1.1 million and excess tax benefits for restricted stock issuances of $1.2 million partially offset by tax payments for restricted stock of $686,000. Net cash provided by financing activities for 2005 resulted from the issuance of common stock for options exercised and employee stock purchases of $1.0 million partially offset by tax payments for restricted stock of $284,000.
No additional funding from the issuance of common stock (other than from the exercise of options and employee stock purchases) is anticipated in 2008.

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

     The following table presents a summary of our contractual operating lease obligations and commitments as of December 30, 2007:

                                                                         Payments Due By Period
                                                                             (in thousands)
                                                              --------------------------------------------
                                                               Less than                          After 5
                                                    Total      one year    1-3 years   3-5 years   years
                                                 ------------ ----------- ----------- ----------- --------
Operating lease obligations                        $  152,577      18,588      34,590      30,972   68,427
Commitments for restaurants under development          17,456       1,034       3,458       3,311    9,653
                                                 ------------ ----------- ----------- ----------- --------

    Total                                          $  170,033      19,622      38,048      34,283   78,080
                                                 ============ =========== =========== =========== ========


     We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Our future cash outflows related to income tax uncertainties amounts to $241,000. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

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

     In December 2007, the FASB issued SFAS No. 141R, "Business Combinations." SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. We are currently evaluating the impact SFAS No. 141R will have on any future business combinations.

Impact of Inflation

     In the last three years we have not operated in a period of high general inflation; however, the cost of chicken wings, labor and certain utilities have generally increased. Our restaurant operations are subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our food service and preparation personnel are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in the minimum wage have increased our labor costs in the last three years. In addition, costs associated with our operating leases, such as taxes, maintenance, repairs and insurance, are often subject to upward pressure. To the extent permitted by competition, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years.

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

Results of Quarterly Operations (unaudited)

                                                Mar. 26,    Jun. 25,  Sep. 24,  Dec. 31,   Apr. 1,   Jul. 1,  Sep. 30,  Dec. 30,
                                                  2006        2006      2006     2006(1)    2007      2007      2007      2007
                                               ----------- ---------- --------- --------- --------- --------- --------- --------
Revenue:
    Restaurant sales                            $   57,092  $  55,036 $  60,800  $ 74,222  $ 71,059  $ 67,535  $ 73,280 $ 80,950
    Franchise royalties and fees                     7,169      7,224     7,548     9,092     8,843     8,464     9,086   10,435
                                               ----------- ---------- --------- --------- --------- --------- --------- --------

Total revenue                                       64,261     62,260    68,348    83,314    79,902    75,999    82,366   91,385
                                               ----------- ---------- --------- --------- --------- --------- --------- --------

Costs and expenses:
    Restaurant operating costs:
         Cost of sales                              18,005     17,028    18,557    22,497    22,058    20,591    22,517   24,899
         Labor                                      16,595     16,562    18,265    21,608    21,107    21,050    21,156   23,471
         Operating                                   9,443      9,236    10,291    12,117    11,472    10,729    12,272   13,501
         Occupancy                                   4,089      4,269     4,450     4,721     4,718     4,892     5,076    5,300
    Depreciation                                     3,330      3,433     3,649     4,080     3,892     4,028     4,284    4,783
    General and administrative                       7,078      7,441     7,600     8,255     8,617     8,538     9,147    9,438
    Preopening                                         487      1,034       755       801       318       987       988    2,227
    Loss on asset disposals and impairment             210         44       102       652        79       153       306      449
                                               ----------- ---------- --------- --------- --------- --------- --------- --------

Total costs and expenses                            59,237     59,047    63,669    74,731    72,261    70,968    76,746   84,068
                                               ----------- ---------- --------- --------- --------- --------- --------- --------

Income from operations                               5,024      3,213     4,679     8,583     7,641     5,031     5,620    7,317
    Interest income                                    470        500       556       813       700       755       768      686
                                               ----------- ---------- --------- --------- --------- --------- --------- --------

Earnings before income taxes                         5,494      3,713     5,235     9,396     8,341     5,786     6,388    8,003
Income tax expense                                   1,978      1,281     1,709     2,597     2,800     1,945     2,121    1,998
                                               ----------- ---------- --------- --------- --------- --------- --------- --------

Net earnings                                    $    3,516  $   2,432 $   3,526  $  6,799  $  5,541  $  3,841  $  4,267 $  6,005
                                               =========== ========== ========= ========= ========= ========= ========= ========


Earnings per common share - basic                     0.21       0.14      0.21      0.39      0.32      0.22      0.24     0.34
Earnings per common share - diluted                   0.20       0.14      0.20      0.38      0.31      0.22      0.24     0.34
Weighted average shares outstanding - basic         17,064     17,111    17,196    17,249    17,448    17,560    17,596   17,612
Weighted average shares outstanding - diluted       17,473     17,510    17,524    17,678    17,684    17,744    17,767   17,860

(1) We utilize a thirteen-week quarterly accounting period. However, fiscal 2006 was a 53-week year, with the quarter ended December 31, 2006 comprising fourteen weeks.

Results of Quarterly Operations (unaudited)

                                             Mar. 26,  Jun. 25,  Sep. 24, Dec. 31, Apr. 1,  Jul. 1,  Sep. 30,  Dec. 30,
                                               2006      2006      2006   2006(1)    2007     2007     2007      2007
                                             --------- --------- -------- -------- -------- -------- --------- --------
Revenue:
    Restaurant sales                             88.8%     88.4%    89.0%    89.1%    88.9%    88.9%     89.0%    88.6%
    Franchise royalties and fees                 11.2      11.6     11.0     10.9     11.1     11.1      11.0     11.4
                                             --------- --------- -------- -------- -------- -------- --------- --------

Total revenue                                   100.0     100.0    100.0    100.0    100.0    100.0     100.0    100.0
                                             --------- --------- -------- -------- -------- -------- --------- --------

Costs and expenses:
    Restaurant operating costs:
         Cost of sales                           31.5      30.9     30.5     30.3     31.0     30.5      30.7     30.8
         Labor                                   29.1      30.1     30.0     29.1     29.7     31.2      30.2     29.0
         Operating                               16.5      16.8     16.9     16.3     16.1     15.9      16.7     16.7
         Occupancy                                7.2       7.8      7.3      6.4      6.6      7.2       6.9      6.5
    Depreciation                                  5.2       5.5      5.3      4.9      4.9      5.3       5.2      5.2
    General and administrative                   11.0      12.0     11.1      9.9     10.8     11.2      11.1     10.3
    Preopening                                    0.8       1.7      1.1      1.0      0.4      1.3       1.2      2.4
    Loss on asset disposals and impairment        0.3       0.1      0.1      0.8      0.1      0.2       0.4      0.5
                                             --------- --------- -------- -------- -------- -------- --------- --------

Total costs and expenses                         92.2      94.8     93.2     89.7     90.4     93.4      93.2     92.0
                                             --------- --------- -------- -------- -------- -------- --------- --------

Income from operations                            7.8       5.2      6.8     10.3      9.6      6.6       6.8      8.0
    Interest income                               0.7       0.8      0.8      1.0      0.9      1.0       0.9      0.8
                                             --------- --------- -------- -------- -------- -------- --------- --------

Earnings before income taxes                      8.5       6.0      7.7     11.3     10.4      7.6       7.8      8.8
Income tax expense                                3.1       2.1      2.5      3.1      3.5      2.6       2.6      2.2
                                             --------- --------- -------- -------- -------- -------- --------- --------

Net earnings                                      5.5%      3.9%     5.2%     8.2%     6.9%     5.1%      5.2%     6.6%
                                             ========= ========= ======== ======== ======== ======== ========= ========

(1) We utilize a thirteen-week quarterly accounting period. However, fiscal 2006 was a 53-week year, with the quarter ended December 31, 2006 comprising fourteen weeks.

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

     Commodity Price Risk

     Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. We use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is fresh chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of popular new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. In March 2007, we entered into a one-year pricing agreement with one of our chicken suppliers which limited the price volatility that we had experienced in our quarterly cost of sales percentage. We have not been able to negotiate a satisfactory long-term pricing agreement for chicken wings and may float at market for the remainder of 2008. However, we will continue to pursue options for a long-term price contract. Fresh chicken wing prices in 2007 averaged 9% higher than 2006 as the average price per pound rose to $1.28 in 2007 from $1.17 in 2006. If there is a significant rise in the price of fresh chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. Fresh chicken wings accounted for approximately 24%, 24%, and 27% of our cost of sales in 2007, 2006, and 2005, respectively, with an annual average price per pound of $1.28, $1.17, and $1.20, respectively. A 10% increase in fresh chicken wing costs during 2007, would have increased restaurant cost of sales by approximately $2.1 million for fiscal 2007. Additional information related to chicken wing prices and our approaches to managing the volatility thereof is included in Item 7 under "Results of Operations."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     For supplemental information regarding quarterly results of operations, refer to Item 7, "Quarterly Results of Operations."

                            BUFFALO WILD WINGS, INC.

                     Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm                       33

Consolidated Balance Sheets as of December 30, 2007 and December 31, 2006     34

Consolidated Statements of Earnings for the Years Ended December 30, 2007,
  December 31, 2006, and December 25, 2005                                    35

Consolidated Statements of Stockholders' Equity for the Years Ended December
  30, 2007, December 31, 2006, and December 25, 2005                          36

Consolidated Statements of Cash Flows for the Years Ended December 30, 2007,
  December 31, 2006, and December 25, 2005                                    37

Notes to Consolidated Financial Statements                                    38

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Buffalo Wild Wings, Inc.:

     We have audited the accompanying consolidated balance sheets of Buffalo Wild Wings, Inc. and subsidiaries (the "Company") as of December 30, 2007 and December 31, 2006, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 30, 2007. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 30, 2007, listed in schedule II of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buffalo Wild Wings, Inc. and subsidiaries as of December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," on December 26, 2005.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Buffalo Wild Wings, Inc.'s internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2008 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


                                                   /S/    KPMG LLP

Minneapolis, Minnesota
March 5, 2008

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                     December 30, 2007 and December 31, 2006
                          (Dollar amounts in thousands)

                                                                                      December 30,  December 31,
                                                                                          2007          2006
                                                                                     -------------- -------------
                                       Assets
Current assets:
    Cash and cash equivalents                                                        $        1,521        11,756
    Marketable securities                                                                    66,513        52,829
    Accounts receivable - franchisees, net of allowance of $25 and $47, respectively            885           929
    Accounts receivable - other                                                               6,976         5,212
    Inventory                                                                                 2,362         1,767
    Prepaid expenses                                                                          3,060         1,052
    Refundable income tax                                                                     1,886            --
    Deferred income taxes                                                                     1,303         1,405
                                                                                     -------------- -------------

         Total current assets                                                                84,506        74,950

Property and equipment, net                                                                 102,742        78,137
Restricted cash                                                                               7,161         6,007
Other assets                                                                                  2,320         1,720
Goodwill                                                                                        369           369
                                                                                     -------------- -------------

         Total assets                                                                $      197,098       161,183
                                                                                     ============== =============

                        Liabilities and Stockholders' Equity
Current liabilities:
    Unearned franchise fees                                                          $        2,316         2,347
    Accounts payable                                                                         10,692         5,874
    Income taxes payable                                                                         --           264
    Accrued compensation and benefits                                                        12,615        10,963
    Accrued expenses                                                                          6,207         5,538
    Current portion of deferred lease credits                                                   660           794
                                                                                     -------------- -------------

         Total current liabilities                                                           32,490        25,780

Long-term liabilities:
    Other liabilities                                                                         1,031           478
    Marketing fund payables                                                                   7,161         6,007
    Deferred income taxes                                                                     2,166         3,162
    Deferred lease credits, net of current portion                                           12,585         9,540
                                                                                     -------------- -------------

         Total liabilities                                                                   55,433        44,967
                                                                                     -------------- -------------

Commitments and contingencies (notes 4, 13, and 14)
Stockholders' equity:
    Undesignated stock, 1,000,000 and 5,600,000 shares authorized, respectively                  --            --
    Common stock, no par value. Authorized 20,200,000 and 15,600,000 shares,
     respectively; issued and outstanding 17,933,497 and 17,591,180, respectively            80,825        75,030
    Retained earnings                                                                        60,840        41,186
                                                                                     -------------- -------------

         Total stockholders' equity                                                         141,665       116,216
                                                                                     -------------- -------------

         Total liabilities and stockholders' equity                                  $      197,098       161,183
                                                                                     ============== =============

          See accompanying notes to consolidated financial statements.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS
 Fiscal years ended December 30, 2007, December 31, 2006, and December 25, 2005
          (Dollar amounts in thousands except share and per share data)

                                                             Fiscal years ended
                                                 --------------------------------------------
                                                  December 30,  December 31,   December 25,
                                                      2007          2006           2005
                                                 -------------- ------------- ---------------
Revenue:

    Restaurant sales                               $    292,824       247,150         185,823
    Franchise royalties and fees                         36,828        31,033          23,877
                                                 -------------- ------------- ---------------

              Total revenue                             329,652       278,183         209,700
                                                 -------------- ------------- ---------------

Costs and expenses:
    Restaurant operating costs:
         Cost of sales                                   90,065        76,087          58,771
         Labor                                           87,784        73,030          55,403
         Operating                                       47,974        41,087          29,717
         Occupancy                                       19,986        17,529          14,172
    Depreciation                                         16,987        14,492          11,765
    General and administrative (1)                       35,740        30,374          22,303
    Preopening                                            4,520         3,077           2,599
    Loss on asset disposals and impairment                  987         1,008           1,991
                                                 -------------- ------------- ---------------

              Total costs and expenses                  304,043       256,684         196,721
                                                 -------------- ------------- ---------------

Income from operations                                   25,609        21,499          12,979
    Interest income                                       2,909         2,339           1,340
                                                 -------------- ------------- ---------------

Earnings before income taxes                             28,518        23,838          14,319
Income tax expense                                        8,864         7,565           5,439
                                                 -------------- ------------- ---------------

Net earnings                                             19,654        16,273           8,880
                                                 ============== ============= ===============


Earnings per common share - basic                  $       1.12          0.95            0.53
Earnings per common share - diluted                        1.10          0.92            0.51
Weighted average shares outstanding - basic          17,553,998    17,156,656      16,892,400
Weighted average shares outstanding - diluted        17,832,825    17,628,674      17,416,988

(1) Includes stock-based compensation of $3,755, $3,216, and $1,700, respectively

            See accompanying notes to consolidated financial statements.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
 Fiscal years ended December 30, 2007, December 31, 2006, and December 25, 2005
                          (Dollar amounts in thousands)

                                                      Common Stock
                                                ------------------------
                                                                           Deferred     Retained
                                                  Shares       Amount    Compensation   Earnings     Total
                                                ----------- ------------ ------------- ---------- -----------
Balance at December 26, 2004                     16,851,542     $71,491        (1,817)     16,033     85,707

Net earnings                                             --          --            --       8,880      8,880
Shares issued under employee stock purchase plan     42,476         506            --          --        506
Net issuances of restricted stock                   129,702       1,589        (2,451)         --       (862)
Exercise of stock options                           208,724         508            --          --        508
Tax benefit from stock issued                            --         409            --          --        409
Stock-based compensation                                 --          --         1,700          --      1,700
                                                ----------- ------------ ------------- ---------- -----------

Balance at December 25, 2005                     17,232,444     $74,503        (2,568)     24,913     96,848

Net earnings                                             --          --            --      16,273     16,273
Shares issued under employee stock purchase plan     36,804         528            --          --        528
Net issuances of restricted stock                   149,954      (4,943)        2,568          --     (2,375)
Exercise of stock options                           171,978         573            --          --        573
Tax benefit from stock issued                            --       1,153            --          --      1,153
Stock-based compensation                                 --       3,216            --          --      3,216
                                                ----------- ------------ ------------- ---------- -----------


Balance at December 31, 2006                     17,591,180     $75,030            --      41,186    116,216

Net earnings                                             --          --            --      19,654     19,654
Shares issued under employee stock purchase plan     30,836         685            --          --        685
Net issuances of restricted stock                    70,044        (413)           --          --       (413)
Exercise of stock options                           241,437         761            --          --        761
Tax benefit from stock issued                            --       1,007            --          --      1,007
Stock-based compensation                                 --       3,755            --          --      3,755
                                                ----------- ------------ ------------- ---------- -----------

Balance at December 30, 2007                     17,933,497     $80,825            --      60,840    141,665
                                                =========== ============ ============= ========== ===========

            See accompanying notes to consolidated financial statements.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
 Fiscal years ended December 30, 2007, December 31, 2006, and December 25, 2005
                          (Dollar amounts in thousands)

                                                                       Fiscal years ended
                                                           ---------------------------------------------
                                                            December 30,    December 31,   December 25,
                                                                2007            2006           2005
                                                           --------------- -------------- --------------
Cash flows from operating activities:
    Net earnings                                              $    19,654         16,273          8,880
    Adjustments to reconcile net earnings to cash provided
     by operations:
         Depreciation                                              16,987         14,492         11,765
         Amortization                                                 (54)           (54)            90
         Loss on asset disposals and impairment                       987          1,008          1,991
         Deferred lease credits                                     2,374            393            362
         Deferred income taxes                                       (894)        (2,228)        (1,473)
         Stock-based compensation                                   3,755          3,216          1,700
         Tax benefit from stock issuance                               --             --            409
         Excess tax benefit from stock issuance                    (1,007)        (1,153)            --
         Change in operating assets and liabilities:
              Purchase of marketable securities                      (302)        (1,288)            --
              Accounts receivable                                  (1,183)        (1,575)        (1,064)
              Inventory                                              (595)          (265)          (295)
              Prepaid expenses                                     (2,008)           920           (502)
              Other assets                                           (600)          (853)           (93)
              Unearned franchise fees                                 (31)           153           (239)
              Accounts payable                                      3,683         (1,884)         1,163
              Income taxes                                         (1,143)         1,315          1,829
              Accrued expenses                                      3,956          4,561             95
                                                           --------------- -------------- --------------

                  Net cash provided by operating activities        43,579         33,031         24,618
                                                           --------------- -------------- --------------

Cash flows from investing activities:
    Acquisition of property and equipment                         (41,359)       (23,760)       (21,865)
    Purchase of marketable securities                            (158,170)      (108,328)       (91,539)
    Proceeds of marketable securities                             144,842        105,259         79,485
                                                           --------------- -------------- --------------

                  Net cash used in investing activities           (54,687)       (26,829)       (33,919)
                                                           --------------- -------------- --------------

Cash flows from financing activities:
    Issuance of common stock                                        1,446          1,101          1,014
    Tax payments for restricted stock                              (1,580)          (686)          (284)
    Excess tax benefit from stock issuance                          1,007          1,153             --
                                                           --------------- -------------- --------------

                  Net cash provided by financing activities           873          1,568            730
                                                           --------------- -------------- --------------

                  Net increase (decrease) in cash and cash
                   equivalents                                    (10,235)         7,770         (8,571)

Cash and cash equivalents at beginning of year                     11,756          3,986         12,557
                                                           --------------- -------------- --------------

Cash and cash equivalents at end of year                      $     1,521         11,756          3,986
                                                           =============== ============== ==============

          See accompanying notes to consolidated financial statements.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 30, 2007 and December 31, 2006
             (Dollar amounts in thousands, except per-share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies

   (a) Nature of Business

     References in these financial statement footnotes to "we", "us", and "our" refer to the business of Buffalo Wild Wings, Inc. and our subsidiaries. We were organized for the purpose of operating Buffalo Wild Wings(R) restaurants, as well as selling Buffalo Wild Wings restaurant franchises. In exchange for the initial and continuing franchise fees received, we give franchisees the right to use the name Buffalo Wild Wings.

     At December 30, 2007, December 31, 2006, and December 25, 2005, we operated 161, 139, and 122 Company-owned restaurants, respectively, and had 332, 290, and 248 franchised restaurants, respectively.

   (b) Principles of Consolidation

     The consolidated financial statements include the accounts of Buffalo Wild Wings, Inc. and its wholly owned subsidiaries (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

   (c) Fiscal Year

     We utilize a 52- or 53-week accounting period that ends on the last Sunday in December. The fiscal years ended December 30, 2007, and December 25, 2005, comprised 52 weeks. The fiscal year ended December 31, 2006 was a 53-week year with the quarter ended December 31, 2006 comprising fourteen weeks. The 53rd week of fiscal 2006 contributed $5,663 in restaurant sales and $768 in royalties and fees.

   (d) Restaurant Sales Concentration

     As of December 30, 2007, we operated 25 Company-owned restaurants and had 61 franchised restaurants in the state of Ohio. The Company-owned restaurants in Ohio aggregated 16.3%, 18.6%, and 22.3%, respectively, of our restaurant sales in fiscal 2007, 2006, and 2005. We are subject to adverse trends in that state.

   (e) Cash and Cash Equivalents

     Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

   (f) Marketable Securities

     Marketable securities consist of available-for-sale securities and trading securities that are carried at fair value and held-to-maturity securities that are stated at amortized cost, which approximates market.

     Available-for-sale securities are classified as current assets based upon our intent and ability to use any and all of the securities as necessary to satisfy the operational requirements of its business. Realized gains and losses from the sale of available-for-sale securities were not material for fiscal 2007, 2006, and 2005. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. The available-for-sale investments carry short-term repricing features which generally result in these investments having a value at or near par value
(cost).

     Trading securities are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings as interest income. In 2006, we funded a deferred compensation plan using trading assets in a marketable equity portfolio. This portfolio is held to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. These deferred compensation liabilities were $1,579 and $1,237 as of December 30, 2007 and December 31, 2006, respectively, and are included in accrued compensation and benefits in the accompanying consolidated balance sheets.

   (g) Accounts Receivable

     Accounts receivable - franchisees represents royalty receivables from our franchisees. Accounts receivable - other consists primarily of contractually-determined receivables for leasehold improvements, credit cards, vendor rebates, and purchased interest on investments.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 30, 2007 and December 31, 2006
             (Dollar amounts in thousands, except per-share amounts)

   (h) Inventories

     Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

     We purchase products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors but the terms of the contracts and nature of the products are such that purchase requirements do not create a market risk. The primary food product used by Company-owned and franchised restaurants is fresh chicken wings. Fresh chicken wings are purchased by us based on a chicken wing contact which fixes 80-90% of our chicken wing purchases at $1.23 per pound. This agreement is set to expire in March 2008. We have not been able to negotiate a satisfactory long-term pricing agreement for chicken wings and may float at market for the remainder of 2008. However, we will continue to pursue options for a long-term price contract. For fiscal 2007, 2006, and 2005, fresh chicken wings were 24%, 24%, and 27% of restaurant cost of sales, respectively.

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

     We review property and equipment, along with other long-lived assets, quarterly to determine if the carrying value of these assets may not be recoverable based on estimated future undiscounted cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is the individual restaurant level. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined by estimated discounted future cash flows.

   (j) Goodwill and Other Assets

     Goodwill represents the excess of cost over the fair value of identified net assets of the business acquired. Goodwill and indefinite-life purchased liquor licenses are subject to an annual impairment analysis. We identify potential impairments for goodwill by comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, the asset is not impaired. If the carrying amount exceeds the fair value, we calculate the possible impairment by comparing the implied fair value of the asset with the carrying amount. If the implied value of the asset is less than the carrying amount, a write-down is recorded. In 2005, we recorded an impairment charge of $390 for goodwill not considered recoverable based on estimated discounted future cash flows. The remaining goodwill was considered recoverable as of December 30, 2007.

     Other assets consist primarily of liquor licenses. These licenses are either amortized over their annual renewal period or, if purchased, are carried at the lower of fair value or cost. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the carrying amount exceeds the fair value, we calculate the possible impairment by comparing the implied fair value of the liquor licenses with the carrying amount. If the implied value of the asset is less than the carrying amount, a write-down is recorded. The carrying amount of the liquor licenses not subject to amortization as of December 30, 2007 and December 31, 2006 was $414 and $375, respectively, and is included in other assets.

   (k) Fair Values of Financial Instruments

     The carrying amount of our financial assets and liabilities approximates fair value, because of their short-term nature.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 30, 2007 and December 31, 2006
             (Dollar amounts in thousands, except per-share amounts)

   (l) Asset Retirement Obligations

     An asset retirement obligation associated with the retirement of a tangible long-lived asset is recognized as a liability in the period incurred or when it becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. We must recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability's fair value can be reasonably estimated. Conditional asset retirement obligations are legal obligations to perform asset retirement activities when the timing and/or method of settlement are conditional on a future event or may not be within our control. Asset retirement costs are depreciated over the useful life of the related asset. As of December 30, 2007 and December 31, 2006, we had asset retirement obligations of $175 and $142, respectively.

   (m) Revenue Recognition

     Franchise agreements have terms ranging from ten to twenty years. These agreements also convey multiple extension terms of five or ten years, depending on contract terms and if certain conditions are met. We provide the use of the Buffalo Wild Wings trademarks, system, training, preopening assistance, and restaurant operating assistance in exchange for area development fees, franchise fees, and royalties of 5% of a restaurant's sales.

     Franchise fee revenue from individual franchise sales is recognized upon the opening of the franchised restaurant when all material obligations and initial services to be provided by us have been performed. Area development fees are dependent based on the number of restaurants in the territory, as are our obligations under the area development agreement. Consequently, as obligations are met, area development fees are recognized proportionally with expenses incurred with the opening of each new restaurant and any royalty-free periods. Royalties are accrued as earned and are calculated each period based on restaurant sales.

     Sales from Company-owned restaurant revenues are recognized as revenue at the point of the delivery of meals and services. All sales taxes are presented on a net basis and are excluded from revenue.

   (n) Franchise Operations

     We enter into franchise agreements with unrelated third parties to build and operate restaurants using the Buffalo Wild Wings brand within a defined geographical area. We believe that franchising is an effective and efficient means to expand the Buffalo Wild Wings brand. The franchisee is required to operate their restaurants in compliance with their franchise agreement that includes adherence to operating and quality control procedures established by us. We do not provide loans, leases, or guarantees to the franchisee or the franchisee's employees and vendors. If a franchisee becomes financially distressed, we do not provide any financial assistance. If financial distress leads to a franchisee's noncompliance with the franchise agreement and we elect to terminate the franchise agreement, we have the right but not the obligation to acquire the assets of the franchisee at fair value as determined by an independent appraiser. We receive a 5% royalty of gross sales as defined in the franchise agreement and in most cases, allowances directly from the franchisees' vendors that generally are less than 0.6% of the franchisees' gross sales. We have financial exposure for the collection of the royalty payments. Franchisees generally remit franchise payments weekly for the prior week's sales, which substantially minimizes our financial exposure. Historically, we have experienced insignificant write-offs of franchisee royalties. Franchise and area development fees are paid upon the signing of the related agreements.

   (o) Advertising Costs

     Advertising costs for Company-owned restaurants are expensed as incurred and aggregated $10,548, $9,055, and $5,809, in fiscal years 2007, 2006, and 2005, respectively. Our advertising costs exclude amounts collected from franchisees as part of the system-wide marketing and advertising fund.

   (p) Preopening Costs

     Costs associated with the opening of new Company-owned restaurants are expensed as incurred.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 30, 2007 and December 31, 2006
             (Dollar amounts in thousands, except per-share amounts)

   (q) Payments Received from Vendors

     Vendor allowances include allowances and other funds received from vendors. Certain of these funds are determined based on various quantitative contract terms. We also receive vendor allowances from certain manufacturers and distributors calculated based upon purchases made by franchisees. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction of the related expense. Amounts that represent a reduction of inventory purchase costs are recorded as a reduction of inventoriable costs. We recorded an estimate of earned vendor allowances that are calculated based upon monthly purchases. We generally receive payment from vendors approximately 30 days from the end of a month for that month's purchases. During fiscal 2007, 2006, and 2005, vendor allowances were recorded as a reduction in inventoriable costs, and cost of sales was reduced by $4,636, $4,246, and $4,020, respectively.

   (r) National Advertising Fund

     We have a system-wide marketing and advertising fund. Company-owned and franchised restaurants are required to remit a designated portion of sales, to a separate advertising fund that is used for marketing and advertising efforts throughout the system. In 2007, 2006, and 2005 that amount was 3%, 3%, and 2.5%, respectively. Certain payments received from various vendors are deposited into the National Advertising Fund. These funds are used for development and implementation of system-wide initiatives and programs. We account for cash and receivables of these funds as "restricted cash" with an offsetting "marketing fund payables" on our accompanying consolidated balance sheet.

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

   (u) Deferred Lease Credits

     Deferred lease credits consist of reimbursement of costs of leasehold improvements from the Company's lessors. These reimbursements are amortized on a straight-line basis over the term of the applicable lease, without consideration of renewal options. In addition, this account includes adjustments to recognize rent expense on a straight-line basis over the term of the lease commencing at the start of our construction period for the restaurant, without consideration of renewal options.

     Leases typically have an initial lease term of between 10 to 15 years and contain renewal options under which we may extend the terms for periods of three to five years. Certain leases contain rent escalation clauses that require higher rental payments in later years. Leases may also contain rent holidays, or free rent periods, during the lease term. Rent expense is recognized on a straight-line basis over the initial lease term. In 2005, rent expense recognized over the construction period was capitalized and depreciated over the economic life of the asset, generally ten years.

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

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 30, 2007 and December 31, 2006
             (Dollar amounts in thousands, except per-share amounts)

   (w) Stock-Based Compensation

     We maintain a stock equity incentive plan under which we may grant non-qualified stock options, incentive stock options, and restricted stock units to employees, non-employee directors and consultants. We also have an employee stock purchase plan ("ESPP").

     Prior to the December 26, 2005 adoption of the Financial Accounting Standards Board ("FASB") Statement No. 123R, "Shared-Based Payment" ("SFAS 123R"), we accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, because the stock option grant price equaled the market price on the date of grant, and any purchase discounts under our stock purchase plan were within statutory limits, no compensation expense was recognized for stock-based compensation related to stock options or ESPP shares. Restricted stock units vesting upon the achievement of certain performance targets were expensed under the requirements of APB 25. Stock-based compensation recognized for restricted stock during 2005 was $1,700. Prior to the adoption of SFAS 123R, stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

     Effective December 26, 2005, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options and for expense related to the ESPP, since the related purchase discounts exceeded the amount allowed under SFAS 123R for non-compensatory treatment. Compensation expense recognized includes the estimated expense for the portion of stock options vesting in the period for options granted prior to, but not vested as of December 26, 2005, based on the grant date fair value estimated prior to the adoption of SFAS 123R. There were no new stock option grants in 2007 or 2006. Restricted stock units vesting upon the achievement of certain performance targets are expensed based on the fair value on the date of grant. Results for prior periods have not been restated, as provided for under the modified-prospective transition method.

     Total stock-based compensation expense recognized in the consolidated statement of earnings for fiscal year 2007 was $3,755 before income taxes and consisted of restricted stock, stock options, and employee stock purchase plan
(ESPP) expense of $3,538, $37 and $180, respectively. The related total tax benefit was $1,007 during 2007. All stock-based compensation is recognized as general and administrative expense.

     Total stock-based compensation expense recognized in the consolidated statement of earnings for fiscal year 2006 was $3,216 before income taxes and consisted of restricted stock, stock options, and employee stock purchase plan
(ESPP) expense of $3,000, $82 and $134, respectively. The related total tax benefit was $1,153 during 2006.

     Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force ("EITF") Issue No 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option." SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows, rather than operating cash inflows, on a prospective basis. This amount is shown as "Excess tax benefit from stock issuance" in the accompanying consolidated statement of cash flows for the fiscal year ended December 30, 2007 and December 31, 2006.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 30, 2007 and December 31, 2006
             (Dollar amounts in thousands, except per-share amounts)

     The following table shows the effect on net earnings and earnings per share for the 2005 fiscal period had compensation cost been recognized based upon the estimated fair value on the grant date of stock options and ESPP.

                                                               Fiscal Year Ended
                                                               -----------------

                                                                    December 25,
                                                                        2005
                                                                   -------------
Net earnings, as reported                                          $      8,880
    Add:
         Total stock-based compensation expense included in
          reported earnings, net of related tax effects                   1,054
    Deduct:
         Total stock-based compensation expense determined
          under the fair value-based method for stock
          options, restricted stock, and ESPP, net of
          related tax effects                                            (1,210)
                                                                   -------------

              Pro forma net earnings                               $      8,724
                                                                   =============

Net earnings per common share:
    As reported (basic)                                            $       0.53
    Pro forma (basic)                                                      0.52

    As reported (dilutive)                                                 0.51
    Pro forma (dilutive)                                                   0.50

     Pro forma disclosures for the fiscal years ended December 30, 2007 and December 31, 2006 are not presented because stock-based compensation is recognized in the consolidated financial statements.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton ("BSM") option valuation model with the following assumptions:

                                                  Stock Options
                                    ------------------------------------------
                                    December 30,  December 31,   December 25,
                                        2007*         2006*          2005
Expected dividend yield                       N/A           N/A           0.0%
Expected stock price volatility               N/A           N/A          40.1%
Risk-free interest rate                       N/A           N/A           3.5%
Expected life of options                      N/A           N/A        5 years

                                           Employee Stock Purchase Plan
                                    ------------------------------------------
                                    December 30,  December 31,   December 25,
                                        2007          2006           2005
                                    ------------- ------------- --------------
Expected dividend yield                      0.0%          0.0%           0.0%
Expected stock price volatility      41.4 - 44.4%  39.2 - 41.4%  38.0% - 41.8%
Risk-free interest rate                3.6 - 4.9%    4.3 - 5.2%    3.1% - 4.3%
Expected life of options                0.5 years     0.5 years      0.5 years

* No stock options were granted in 2007 or 2006.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 30, 2007 and December 31, 2006
             (Dollar amounts in thousands, except per-share amounts)

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

     In December 2007, the FASB issued SFAS No. 141R, "Business Combinations." SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. We are currently evaluating the impact SFAS No. 141R will have on any future business combinations.

(2) Marketable Securities

     Marketable securities were comprised as follows:

                             December 30,   December 31,
                                 2007           2006
                            --------------- -------------
Held-to-maturity
    Municipal securities             23,718        33,522
Available-for-sale
    Municipal securities             41,206        18,019
Trading
    Mutual funds                      1,589         1,288
                            --------------- -------------

Total                          $     66,513        52,829
                            =============== =============

     Purchases of available for-sale securities totaled $132,346 in 2007 with sales totaling $109,181. Purchases of held-to-maturity securities totaled $25,824 in 2007 with proceeds from maturities totaling $35,661. All held-to-maturity debt securities mature within one year and had an aggregate fair value of $23,753 at December 30, 2007.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 30, 2007 and December 31, 2006
             (Dollar amounts in thousands, except per-share amounts)

     Purchases of available for-sale securities totaled $71,585 in 2006 with sales totaling $87,205. Purchases of held-to-maturity securities totaled $36,743 in 2006 with proceeds from maturities totaling $18,054. All held-to-maturity debt securities mature within one year and had an aggregate fair value of $33,512 at December 31, 2006.

     Purchases of available for-sale securities totaled $63,738 in 2005 with sales totaling $46,743. Purchases of held-to-maturity securities totaled $27,800 in 2005 with proceeds from maturities totaling $32,742. All held-to-maturity debt securities mature within one year and had an aggregate fair value of $14,862 at December 25, 2005.

     Trading securities represent investments held for future needs of a non-qualified deferred compensation plan.

     The fair value of available-for-sale investments in debt securities by contractual maturities at December 30, 2007, is as follows:

Maturity date                              Fair Value
------------------------------------------ -----------
1-5 years                                       $1,210
5-10 years                                       6,664
After 10 years                                  33,332
                                           -----------

      Total                                    $41,206
                                           ===========


(3) Property and Equipment

     Property and equipment consisted of the following:

                                            December 30,    December 31,
                                                2007            2006
                                          ---------------- ---------------
Construction in process                      $      1,851           1,037
Furniture, fixtures, and equipment                 69,962          53,994
Leasehold improvements                             97,916          77,794
                                          ---------------- ---------------

                                                  169,729         132,825
Less accumulated depreciation                     (66,987)        (54,688)
                                          ---------------- ---------------

                                             $    102,742          78,137
                                          ================ ===============


(4) Lease Commitments

     We lease all of our restaurants and corporate offices under operating leases that have various expiration dates. In addition to base rents, leases typically require us to pay our share of maintenance and real estate taxes and certain leases include provisions for contingent rentals based upon sales.

     Future minimum rental payments due under noncancelable operating leases for existing restaurants and commitments for restaurants under development as of December 30, 2007 were as follows:

                                                                  Restaurants
                                                      Operating      under
                                                       leases     development
                                                     ----------- -------------
Fiscal year ending:
2008                                                  $   18,588         1,034
2009                                                      17,677         1,729
2010                                                      16,913         1,729
2011                                                      15,898         1,682
2012                                                      15,074         1,629
    Thereafter                                            68,427         9,653
                                                     ----------- -------------

         Total future minimum lease payments          $  152,577        17,456
                                                     =========== =============

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 30, 2007 and December 31, 2006
             (Dollar amounts in thousands, except per-share amounts)

     In 2007, 2006, and 2005, we rented office space under operating leases which, in addition to the minimum lease payments, require payment of a proportionate share of the real estate taxes and building operating expenses. We also rent restaurant space under operating leases, some of which, in addition to the minimum lease payments and proportionate share of real estate and operating expenses, require payment of percentage rents based upon sales levels. Rent expense, excluding our proportionate share of real estate taxes and building operating expenses, was as follows:

                                               Fiscal Years Ended
                                  --------------------------------------------
                                   December 30,   December 31,   December 25,
                                       2007           2006           2005
                                  -------------- -------------- --------------
     Minimum rents                  $     16,729         14,600         11,702
     Percentage rents                        250            238            170
                                  -------------- -------------- --------------

         Total                      $     16,979         14,838         11,872
                                  ============== ============== ==============

     Equipment and auto leases      $        359            273            218
                                  ============== ============== ==============


 (5) Income Taxes

     We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), on January 1, 2007 and upon adoption did not need to recognize an adjustment in the previously recorded liability for unrecognized income tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

                                                              (in millions)
                                                            -----------------
Balance at January 1, 2007                                      $       419
Additions based on tax positions related to the current year             88
Reductions for tax positions of prior years                            (204)
Settlements                                                             (62)
                                                            -----------------

Balance at December 30, 2007                                    $       241
                                                            =================


     We recognize potential accrued interest and penalties related to unrecognized tax benefits within its operations in income tax expense. Interest and penalties related to unrecognized tax benefits totaled $146 at January 1, 2007. Included in the balance at January 1, 2007 and December 30, 2007, are unrecognized tax benefits of $337 and $157, respectively, which if recognized, would affect the annual effective tax rate. The difference between these amounts and the amount reflected in the tabular reconciliation above relates to the deferred U.S. federal income tax benefit on unrecognized tax benefits related to U.S. state income taxes.

     We file a consolidated return in the United States Federal jurisdiction and in many state jurisdictions. The Internal Revenue Service has completed their examination of our 2005 U.S. Federal Income Tax Return. No proposed changes were made. With few exceptions, we are no longer subject to state income tax examinations for years before 2004. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statute of limitations prior to December 28, 2008. Income tax expense (benefit) is comprised of the following:


                                               Fiscal Years Ended
                                 -----------------------------------------------
                                  December 30,    December 31,    December 25,
                                      2007            2006            2005
                                 --------------- --------------- ---------------
Current:
    Federal                        $      8,320           8,801           5,400
    State                                 1,438             992           1,512
Deferred:
    Federal                                (869)         (1,705)         (1,287)
    State                                   (25)           (523)           (186)
                                 --------------- --------------- ---------------

      Total income tax expense     $      8,864           7,565           5,439
                                 =============== =============== ===============

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 30, 2007 and December 31, 2006
             (Dollar amounts in thousands, except per-share amounts)

     A reconciliation of the expected federal income taxes (benefits) at the statutory rate of 35% to the actual provision for income taxes is as follows:

                                                               Fiscal Years Ended
                                                  --------------------------------------------
                                                   December 30,    December 31,  December 25,
                                                       2007            2006          2005
                                                  --------------- -------------- -------------
Expected federal income tax expense                 $      9,981          8,343         5,012
State income tax expense, net of federal effect              919            305           862
Nondeductible expenses                                       144            115            80
Tax exempt income                                           (824)          (602)         (350)
General business credits                                  (1,121)          (772)         (528)
Statutory rate changes, deferred tax impact                   --             --           148
Other, net                                                  (235)           176           215
                                                  --------------- -------------- -------------

    Total income tax expense                        $      8,864          7,565         5,439
                                                  =============== ============== =============


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

                                      Fiscal Years Ended
                                 -----------------------------
                                  December 30,   December 31,
                                      2007           2006
                                 -------------- --------------
Deferred tax assets:
    Unearned franchise fees        $        880            892
    Accrued vacation                        264            197
    Accrued compensation                    600            470
    Deferred lease credits                1,262          1,029
    Other                                   484            611
                                 -------------- --------------

                                   $      3,490          3,199
                                 ============== ==============

Deferred tax liability:
    Depreciation                   $      4,353          4,956
                                 -------------- --------------

         Total                     $      4,353          4,956
                                 ============== ==============


(6) Stockholders' Equity

   (a) Stock Options

We have 2.9 million shares of common stock reserved for issuance under the Equity Incentive Plan (the plan) for employees, officers, and directors. The option price for shares issued under this plan is to be not less than the fair market value on the date of grant with respect to incentive stock options, or 85% of fair market value for nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of ten years. Nonqualified stock options issued pursuant to the plan have varying vesting periods from immediately to one year and have a contractual life of ten years. We issue new shares of common stock upon exercise of stock options. In 2003, our shareholders approved amendments to the plan to allow the granting of restricted stock and extended the plan to 2013. Option activity is summarized as follows:

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 30, 2007 and December 31, 2006
             (Dollar amounts in thousands, except per-share amounts)


                                                                      Average
                                                      Weighted       remaining      Aggregate
                                       Number         average       contractual     Intrinsic
                                      of shares    exercise price   life (years)      Value
                                   --------------- -------------- --------------- -------------
Outstanding, December 31, 2006            420,986     $      4.23

Granted                                        --              --
Exercised                                (241,434)           3.15
Cancelled                                  (2,949)           9.63
                                   --------------- -------------- --------------- -------------

Outstanding, December 30, 2007            176,603     $      5.61             3.9    $    3,096
Exercisable, December 30, 2007            172,086            5.37             3.9         3,058

     The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $23.14 as of December 30, 2007, which would have been received by the optionees had all options been exercised on that date. As of December 30, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $16, which is expected to be recognized over a weighted average period of approximately seven months. During 2007, 2006, and 2005, the total intrinsic value of stock options exercised was $5,978, $2,707, and $3,226, respectively. During 2007 and 2006, the total fair value of options vested was $201 and $587, respectively.

     The following table summarizes our stock options outstanding at December 30, 2007:

                               Options outstanding                     Options exercisable
                 ----------------------------------------------- -------------------------------
                                    Average         Weighted                        Weighted
                                   remaining        average                         average
                                  contractual       exercise                        exercise
     Range           Shares      life (years)        price           Shares          price
---------------- -------------- --------------- ---------------- -------------- ----------------
 $   1.68 - 3.75         82,534            2.66   $         2.88         82,534   $         2.88
     5.63 - 6.38         51,171            4.49             5.76         51,171             5.76
    9.08 - 14.13         40,698            5.69            10.31         37,331             9.99
           17.41          2,200            7.01            17.41          1,050            17.41
                 --------------                                  --------------

                        176,603            3.94             5.61        172,086             5.37
                 ==============                                  ==============

     The plan has 693,811 shares available for grant as of December 30, 2007.


   (b) Restricted Stock

     Restricted stock units are granted annually at the discretion of the Board under the plan. These units are subject to annual vesting upon achieving performance targets established by the Board of Directors. We record compensation expense for the restricted stock units if vesting, based on the achievement of performance targets, is probable. The restricted stock units may vest one-third annually over a ten-year period as determined by meeting performance targets. However, the second third of the restricted stock units is not subject to vesting until the first one-third has vested and the final one-third is not subject to vesting until the first two-thirds of the award has vested. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock activity is summarized for fiscal year 2007:

                                                     Weighted
                                                     average
                                        Number      grant date
                                      of shares     fair value
                                    -------------- ------------
Outstanding, December 31, 2006            168,212    $    17.10

Granted                                   166,950         24.88
Vested                                   (149,740)        20.96
Cancelled                                 (44,730)        21.20
                                    -------------- ------------

Outstanding, December 30, 2007            140,692         20.92

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 30, 2007 and December 31, 2006
             (Dollar amounts in thousands, except per-share amounts)

     As of December 30, 2007, the total stock-based compensation expense related to nonvested awards not yet recognized was $3,044, which is expected to be recognized over a weighted average period of 1.3 years. During fiscal year 2007, the total fair value of shares vested was $3,139. The weighted average grant date fair value of restricted stock units granted during 2006 and 2005 was $16.99 and $17.42, respectively. During 2007, we recognized $399 of expense and paid $1,066 for liability classified share-based compensation.

   (c) Employee Stock Purchase Plan

     We have reserved 600,000 shares of common stock for issuance under the Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During 2007, 2006, and 2005, we issued 30,836, 36,804, and 42,476 shares, respectively, of common stock under the ESPP and have 432,978 available for future sale.

(7) Earnings Per Common Share

     The following is a reconciliation of basic and fully diluted earnings per common share for fiscal 2007, 2006, and 2005:

                                                                Fiscal year ended December 30, 2007
                                                               --------------------------------------
                                                                 Earnings      Shares      Per-share
                                                               (numerator)  (denominator)   amount
                                                               ------------ ------------- -----------
Net earnings                                                     $   19,654
                                                               ------------
         Earnings per common share                                   19,654    17,553,998   $    1.12
Effect of dilutive securities--stock options, restricted stock
 and warrants                                                            --       278,827
                                                               ------------ -------------
         Earnings per common share--assuming dilution               $19,654    17,832,825        1.10
                                                               ============ =============


                                                                Fiscal year ended December 31, 2006
                                                               --------------------------------------
                                                                 Earnings      Shares      Per-share
                                                               (numerator)  (denominator)   amount
                                                               ------------ ------------- -----------
Net earnings                                                     $   16,273
                                                               ------------
         Earnings per common share                                   16,273    17,156,656   $    0.95
Effect of dilutive securities--stock options and restricted
 stock                                                                   --       472,018
                                                               ------------ -------------
         Earnings per common share--assuming dilution            $   16,273    17,628,674        0.92
                                                               ============ =============


                                                                Fiscal year ended December 25, 2005
                                                               --------------------------------------
                                                                 Earnings      Shares      Per-share
                                                               (numerator)  (denominator)   amount
                                                               ------------ ------------- -----------
Net earnings                                                     $    8,880
                                                               ------------
         Earnings per common share                                    8,880    16,892,400   $    0.53
Effect of dilutive securities--stock options and restricted
 stock                                                                   --       524,588
                                                               ------------ -------------
         Earnings per common share--assuming dilution            $    8,880    17,416,988        0.51
                                                               ============ =============

     The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been anti-dilutive:

                                                               December 30, December 31, December 25,
                                                                  2007         2006         2005
                                                              ------------ ------------ ------------
Stock options                                                           --        2,972        4,052
Restricted stock                                                   140,692      168,212      151,928


                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 30, 2007 and December 31, 2006
           (Dollar amounts in thousands, except per-share amounts)

(8) Supplemental Disclosures of Cash Flow Information

                                                                       Fiscal Years Ended
                                                            ----------------------------------------
                                                            December 30,  December 31,  December 25,
                                                                2007          2006          2005
                                                            ------------  ------------  ------------
Cash paid during the period for:
    Income taxes                                            $    10,783         8,803         4,801

Noncash financing and investing transactions:
         Property and equipment not yet paid for                  1,135         1,130            82
         Tax withholding for restricted stock units               1,100         2,267           578
         Adjustment of restricted stock units to fair value
          on grant date                                              --         2,568            --
         Adjustment of restricted stock units to fair value          --            --         2,451
         Capitalization of preopening rent expense                   --            --           463


(9) Loss on Asset Disposals and Impairment

     In 2007, 2006 and 2003, we closed restaurants. As a result, a charge was taken for remaining lease obligations, broker fees, and utilities. These charges were recognized as a part of the loss on asset disposals and impairment and were based on remaining lease obligations.

     The rollforward of the store closing reserve for the years ended December 30, 2007, December 31, 2006, and December 25, 2005 is as follows:

                                          As of                                   As of
                                      December 31,     2007         Costs     December 30,
                                          2006        reserve     incurred        2007
                                      ------------- ----------- ------------- -------------
Remaining lease obligation and
 utilities                               $       54          85        (139)             --
                                      ------------- ----------- ------------- -------------

                                         $       54          85        (139)             --
                                      ============= =========== ============= =============


                                          As of                                   As of
                                      December 25,     2006         Costs     December 31,
                                          2005        reserve     incurred        2006
                                      ------------- ----------- ------------- -------------
Remaining lease obligation and
 utilities                               $       --          54          --              54
                                      ------------- ----------- ------------- -------------

                                         $       --          54          --              54
                                      ============= =========== ============= =============


                                          As of                                   As of
                                      December 26,     2005         Costs     December 25,
                                          2004        reserve     incurred        2005
                                      ------------- ----------- ------------- -------------
Remaining lease obligation and
 utilities                               $      136          --        (136)             --
                                      ------------- ----------- ------------- -------------

                                         $      136          --        (136)             --
                                      ============= =========== ============= =============

     During 2006, we recorded an impairment charge for the assets of one underperforming restaurant. An impairment charge of $481 was recorded to the extent that the carrying amount of the assets was not considered recoverable based on estimated discounted future cash flows and the underlying fair value of the assets.

     During 2005, we recorded an impairment charge for the assets of four underperforming restaurants. An impairment charge of $1,268 was recorded to the extent that the carrying amount of the assets was not considered recoverable based on estimated discounted future cash flows and the underlying fair value of the assets.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 30, 2007 and December 31, 2006
             (Dollar amounts in thousands, except per-share amounts)

     A summary of the loss on asset disposals and impairment charges recognized by us is as follows:

                                            Fiscal Years Ended
                               ---------------------------------------------
                                December 30,   December 31,    December 25,
                                    2007           2006            2005
                               -------------- --------------- --------------
Store closing charges            $         85              54             --
Long-lived asset impairment                --             481          1,268
Goodwill impairment                        --              --            390
Other asset write-offs                    902             473            333
                               -------------- --------------- --------------

                                 $        987           1,008          1,991
                               ============== =============== ==============


(10) Defined Contribution Plans

     We have a defined contribution 401(k) plan whereby eligible employees may contribute pretax wages in accordance with the provisions of the plan. We match 100% of the first 3% and 50% of the next 2% of contributions made by eligible employees. Matching contributions of approximately $840, $394, and $312 were made by us during 2007, 2006, and 2005, respectively.

     Under our Management Deferred Compensation Plan, our executive officers and other named officers are entitled to receive an amount equal to a percentage of an officer's base salary which is credited on a monthly basis to that officer's deferred compensation account. The maximum deferral is 7.5% of the base salary of each Vice President, 10% of the base salary of each Senior Vice President, and 12.5% of the base salary of Chief Executive Officer, Chief Financial Officer, and Executive Vice Presidents. Such amounts are subject to certain vesting provisions, depending on length of employment and circumstances of employment termination. Cash contributions relating to salary deferrals of $261, $245, and $228 were made by us during 2007, 2006, and 2005, respectively.

(11) Related Party Transactions

     It is our policy that all related party transactions must be disclosed and approved by the disinterested directors, and the terms and considerations for such related party transactions are compared and evaluated to terms available or the amounts that would have to be paid or received, as applicable, in arms-length transactions with independent third-parties.

     We sublease a portion of our main offices to Carefree Capital Partners, Limited Partnership (Carefree) on a month-to-month lease on the same rental basis as we are. A member of our board of directors is chairman and sole stockholder of Carefree.

     A member of our board of directors, Warren Mack, is an officer and director at our primary law firm.

(12) Designation of Shares and Stock Split

     On May 17, 2007, the Board of Directors authorized 4,600,000 shares of the 5,600,000 undesignated shares be designated as additional common stock.

     On June 15, 2007, we effected a two-for-one stock split of our common stock for holders of record on June 1, 2007. All applicable share and per-share data in the accompanying consolidated financial statements and related disclosures have been retroactively adjusted to give effect to this stock split.

(13) Contingencies

     We are involved in various legal matters arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position and results of operations.

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                     December 30, 2007 and December 31, 2006
             (Dollar amounts in thousands, except per-share amounts)


(14) Commitment - Acquisition of Las Vegas Franchised Restaurants

     On May 18, 2007, we exercised a right of first refusal to acquire the assets of nine Buffalo Wild Wings franchised restaurants in the Las Vegas, Nevada area. We expect the acquisition, if completed, to close in 2008. The purchase price is approximately $26,000 and will be funded with available cash and proceeds from marketable securities. The acquisition is subject to purchase price adjustments. The transaction also remains dependent on execution of a definitive asset purchase agreement, receipt of necessary approvals for gaming and liquor licenses, lease assignments, and other customary closing conditions.

(15) Subsequent Event

     During February 2008, we acquired certain leases and assets of eight locations from Avado Brands, Inc. for approximately $1,200 in cash. Due to this acquisition, we anticipate an asset impairment charge of approximately $400 relating to the relocation of one of our restaurants in the first quarter of 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     We have established and maintain disclosure controls and procedures that are designed to ensure that material information relating to us and our subsidiaries required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms.

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

     Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. It is possible to design into the process safeguards to reduce, thought not eliminate, the risk that misstatements are not prevented or detected on a timely basis. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

     Management assessed the effectiveness of our internal control over financial reporting as of December 30, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 30, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. That report appears below.

Change in Internal Control Over Financial Reporting

     There were no changes in the our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     Not applicable.

              Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Buffalo Wild Wings, Inc.:

     We have audited Buffalo Wild Wings, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 30, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Buffalo Wild Wings, Inc. and subsidiaries as of December 30, 2007 and December 31, 2006, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the years in the three-year period ended December 30, 2007, and our report dated March 5, 2008 expressed an unqualified opinion on those consolidated financial statements. Our report stated the Company adopted Statement of Financial Accounting Standards No. 123R, "Share-Based Payment," on December 26, 2005.


                                                /s/    KPMG LLP

Minneapolis, Minnesota
March 5, 2008

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Additional information required by this item is contained in Item 1 of this document and the sections entitled "Election of Directors," "Compliance with
Section 16(a) of the Exchange Act," and "Corporate Governance" appearing in our Proxy Statement to be delivered to shareholders in connection with the 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

     Our Board of Directors has adopted a Code of Ethics & Business Conduct for all employees and directors. A copy of this document is available on our website at www.buffalowildwings.com, free of charge, under the Corporate Governance Investors section. We will satisfy any disclosure requirements under Item 10 or Form 8-K regarding an amendment to, or waiver from, any provision of the Code with respect to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions by disclosing the nature of such amendment or waiver on our website or in a report on Form 8-K.

     Our Board of Directors has determined that Mr. J. Oliver Maggard, a member of the Audit Committee and an independent director, is an audit committee financial expert, as defined under 407(d) (5) of Regulation S-K. Mr. Maggard is an "independent director" as that term is defined in Nasdaq Rule 4200(a)(15). The designation of Mr. Maggard as the audit committee financial expert does not impose on Mr. Maggard any duties, obligations or liability that are greater than the duties, obligations and liability imposed on Mr. Maggard as a member of the Audit Committee and the Board of Directors in the absence of such designation or identification.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is contained in the section entitled "Executive Compensation" appearing in our Proxy Statement to be delivered to shareholders in connection with the 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this item relating to the security ownership of certain holders is contained in the sections entitled "Principal Shareholders and Management Shareholdings" and "Equity Compensation Plan Information" appearing in our Proxy Statement to be delivered to shareholders in connection with the 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

     The information required by this item is contained in the sections entitled "Corporate Governance" and "Certain Transactions" appearing in our Proxy Statement to be delivered to shareholders in connection with the 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is contained in the section entitled "Independent Registered Public Accounting Firm" appearing in our Proxy Statement to be delivered to shareholders in connection with the 2008 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (a) Financial Statements. The following consolidated financial statements of ours are filed with this report and can be found at Item 8 of this Form 10-K.

         Report of Independent Registered Public Accounting Firm dated March 5, 2008

         Consolidated Balance Sheets as of December 30, 2007 and
     December 31, 2006

         Consolidated Statements of Earnings for the Years Ended December 30, 2007, December 31, 2006, and December 25, 2005

         Consolidated Statements of Stockholders' Equity for the Years Ended December 30, 2007, December 31, 2006, and December 25, 2005

         Consolidated Statements of Cash Flows for the Years Ended December 30, 2007, December 31, 2006, and December 25, 2005

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



Date: March 5, 2008                 BUFFALO WILD WINGS, INC.


                                    By      /s/    SALLY J. SMITH
                                       ----------------------------------------
                                                    Sally J. Smith
                                        Chief Executive Officer and President

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


           Name                            Title                         Date
---------------------------------------------------------------- ---------------

                            Chief Executive Officer, President
                             and Director (principal executive
    /s/ SALLY J. SMITH       officer)                              3/5/08
----------------------------
      Sally J. Smith

                            Executive Vice President, Chief
                             Financial Officer and Treasurer
                             (principal financial and accounting
    /s/ MARY J. TWINEM       officer)                              3/5/08
----------------------------
      Mary J. Twinem

  /s/ DALE M. APPLEQUIST    Director                               3/5/08
----------------------------
    Dale M. Applequist

  /s/ KENNETH H. DAHLBERG   Director                               3/5/08
----------------------------
    Kenneth H. Dahlberg

                            Director, Chairman of the Board
----------------------------
      James M. Damian

  /s/ MICHAEL P. JOHNSON    Director                               3/5/08
----------------------------
    Michael P. Johnson

  /s/ ROBERT W. MACDONALD   Director                               3/5/08
----------------------------
    Robert W. MacDonald

                            Director
----------------------------
      Warren E. Mack

   /s/ J. OLIVER MAGGARD    Director                               3/5/08
----------------------------
     J. Oliver Maggard

                            Buffalo Wild Wings, Inc.

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                        Additions
                                            Balance      Charged
                                               at       to Costs   Deductions   Balance
                                           Beginning       and        From     at End of
Description                                of Period    Expenses    Reserves     Period
----------------------------------        ------------ ----------- ----------- ----------
Allowance for doubtful accounts     2007    $       47          --          22         25
                                    2006            25          51          29         47
                                    2005            25          --          --         25

Store closing reserves              2007            54          85         139         --
                                    2006            --          54          --         54
                                    2005           136          --         136         --

                            BUFFALO WILD WINGS, INC.
                           EXHIBIT INDEX TO FORM 10-K



For the Fiscal Year Ended:                                  Commission File No.

December 30, 2007                                                     000-24743


  Exhibit
   Number                                          Description
------------  -------------------------------------------------------------------------------------

         3.1  Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to our
               Form 10-Q for the fiscal quarter ended September 30, 2007)

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

        10.4  Employment Agreement, dated as of December 1, 1999 with Kathleen M. Benning (1)(2)

        10.5  Employment Agreement, dated as of April 22, 2002 with James M. Schmidt (1)(2)

        10.6  Employment Agreement, dated as of February 25, 2002 with Judith A. Shoulak (1)(2)

        10.7  Employee Stock Purchase Plan and Amendment No. 1 (1) (2)

        10.8  Form of 2005 Restricted Stock Unit Award Notice to Directors used under the 2003
               Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to our Form 10-K for the fiscal year ended December 25, 2005) (2)

        10.9  The Executive Nonqualified Excess Plan (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended September 24, 2006) (2)

       10.10  The Executive Nonqualified Excess Plan Adoption Agreement (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended September 24, 2006)
               (2)

       10.11  2003 Equity Incentive Plan, as Amended Through March 17, 2007 (incorporated by reference to Appendix A to our Proxy Statement filed on April 20, 2007) (2)

       10.12  Form of Restricted Stock Unit Award Notice to Employees under the 2003 Equity
               Incentive Plan as of January 1, 2007 (2)

       10.13  2007 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 13, 2006) (2)

       10.14  Director Compensation Arrangements as of January 1, 2007 (incorporated by reference to Exhibit 10.22 to our Form 10-K for the fiscal year ended December 31, 2006) (2)

       10.15  Executive Officer Compensation Arrangements for Fiscal Year 2007 (incorporated by reference to Exhibit 10.23 to our Form 10-K for the fiscal year ended December 31,
               2006) (2)

       10.16  Employment Agreement, dated as of October 30, 2006, with Linda G. Traylor
               (incorporated by reference to Exhibit 10.24 to our Form 10-K for the fiscal year ended December 31, 2006) (2)

       10.17  2008 Executive Cash Incentive Program (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 12, 2007) (2)

       10.18  Cash Incentive Plan (incorporated by reference to Appendix B to our Proxy Statement filed on April 20, 2007) (2)

       10.19* Director Compensation Arrangements as of December 31, 2007 (2)

       10.20* Executive Officer Compensation Arrangements for Fiscal Year 2008 (2)

       10.21* Employment Agreement, dated as of September 27, 2007 with Mounir N. Sawda (2)

       10.22  Form of Notice of Performance-Based Restricted Stock Unit Award under the 2003 Equity
               Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on
               February 22, 2008) (2)

       10.23  Form of Notice of Incentive Stock Option Award under the 2003 Equity Incentive Plan
               (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on February 22,
               2008) (2)

        21.1  List of Subsidiaries (incorporated by reference to Exhibit 21.1 to our Form 10-K for the fiscal year ended December 26, 2004)

      23.1 *  Consent of KPMG LLP, Independent Registered Public Accounting Firm

      24.1 *  Power of Attorney (included on the signature page)

      31.1 *  Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-
               Oxley Act of 2002

      31.2 *  Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-
               Oxley Act of 2002

      32.1 *  Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-
               Oxley Act of 2002

      32.2 *  Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-
               Oxley Act of 2002

------------------------

  *  Filed herewith.
(1) Incorporated by reference to the corresponding exhibit numbers to our Registration Statement on Form S-1, Reg. No. 333-108695
(2)  Management agreement or compensatory plan or arrangement.