Form 10-Q
period 2008-03-30
BUFFALO WILD WINGS INC
filed 2008-05-06
CIK 1062449

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           ---------------------------

                                    FORM 10-Q

                           ---------------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 30, 2008

                          Commission File No. 000-24743

                           ---------------------------

                            BUFFALO WILD WINGS, INC.
             (Exact name of registrant as specified in its charter)

                           ---------------------------

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

                          ---------------------------

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "accelerated filer", "large accelerated filer", and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer |_| Smaller reporting company |_|

     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
         YES  |_| NO  |X|

     The number of shares outstanding of the registrant's common stock as of April 30, 2008: 17,800,493 shares.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                          Page
                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                                 3

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          18

Item 4.  Controls and Procedures                                             18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   19

Item 6.  Exhibits                                                            19

Signatures                                                                   20

Exhibit Index                                                                21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                            CONSOLIDATED BALANCE SHEETS

                  (Dollar amounts in thousands, except share data)

                                  (unaudited)

                                                                March 30,   December 30,
                                                                   2008         2007
                                                               ------------ ------------
                            Assets
Current assets:
    Cash and cash equivalents                                   $    15,155        1,521
    Marketable securities                                            57,930       66,513
    Accounts receivable - franchisees, net of allowance of $25          977          885
    Accounts receivable - other                                       6,405        6,976
    Inventory                                                         2,622        2,362
    Prepaid expenses                                                  2,309        3,060
    Refundable income tax                                               338        1,886
    Deferred income taxes                                             1,611        1,303
                                                               ------------ ------------

         Total current assets                                        87,347       84,506

Property and equipment, net                                         108,702      102,742
Restricted cash                                                       2,079        7,161
Other assets                                                          2,297        2,320
Goodwill                                                                369          369
                                                               ------------ ------------

         Total assets                                           $   200,794      197,098
                                                               ============ ============

             Liabilities and Stockholders' Equity
Current liabilities:
    Unearned franchise fees                                     $     2,448        2,316
    Accounts payable                                                 12,030       10,692
    Accrued compensation and benefits                                10,302       12,615
    Accrued expenses                                                  6,139        6,207
    Current portion of deferred lease credits                           282          660
                                                               ------------ ------------

         Total current liabilities                                   31,201       32,490

Long-term liabilities:
    Other liabilities                                                 1,100        1,031
    Marketing fund payables                                           2,079        7,161
    Deferred income taxes                                             3,741        2,166
    Deferred lease credits, net of current portion                   12,973       12,585
                                                               ------------ ------------

         Total liabilities                                           51,094       55,433
                                                               ------------ ------------

Commitments and contingencies (note 10)
Stockholders' equity:
    Undesignated stock, 1,000,000 shares authorized; none
     issued                                                              --           --
    Common stock, no par value. Authorized 20,200,000 shares;
     issued and outstanding 18,241,765 and 17,933,497
     respectively                                                    82,335       80,825
    Retained earnings                                                67,365       60,840
                                                               ------------ ------------

         Total stockholders' equity                                 149,700      141,665
                                                               ------------ ------------

         Total liabilities and stockholders' equity             $   200,794      197,098
                                                               ============ ============

                See accompanying notes to consolidated financial statements

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

          (Dollar and share amounts in thousands except per share data)

                                   (unaudited)


                                                           Three months ended
                                                   -----------------------------------
                                                      March 30,          April 1,
                                                         2008              2007
                                                   ---------------- ------------------
Revenue:
    Restaurant sales                                $        86,896             71,059
    Franchise royalties and fees                             10,366              8,843
                                                   ---------------- ------------------

              Total revenue                                  97,262             79,902
                                                   ---------------- ------------------

Costs and expenses:
    Restaurant operating costs:
         Cost of sales                                       26,415             22,058
         Labor                                               25,858             21,107
         Operating                                           13,275             11,472
         Occupancy                                            5,697              4,718
    Depreciation                                              5,239              3,892
    General and administrative (1)                            9,341              8,617
    Preopening                                                1,185                318
    Loss on asset disposals and impairment                      753                 79
                                                   ---------------- ------------------

              Total costs and expenses                       87,763             72,261
                                                   ---------------- ------------------

Income from operations                                        9,499              7,641
Interest income                                                 432                700
                                                   ---------------- ------------------

Earnings before income taxes                                  9,931              8,341
Income tax expense                                            3,406              2,800
                                                   ---------------- ------------------

Net earnings                                        $         6,525              5,541
                                                   ================ ==================

Earnings per common share - basic                   $          0.37               0.32
Earnings per common share - diluted                            0.36               0.31
Weighted average shares outstanding - basic                  17,766             17,448
Weighted average shares outstanding - diluted                17,877             17,684

(1)  Includes stock-based compensation of $1,020 and $1,268, respectively

                See accompanying notes to consolidated financial statements

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (Dollar amounts in thousands)

                                   (unaudited)

                                                                Three months ended
                                                             ---------------------------
                                                               March 30,     April 1,
                                                                 2008          2007
                                                             ------------- -------------
Cash flows from operating activities:
    Net earnings                                              $     6,525         5,541
    Adjustments to reconcile net earnings to cash provided by
     operations:
         Depreciation                                               5,239         3,892
         Amortization                                                 (36)           19
         Loss on asset disposals and impairment                       753            87
         Deferred lease credits                                       834           302
         Deferred income taxes                                      1,267          (762)
         Stock-based compensation                                   1,020         1,268
         Excess tax benefit from stock issuance                      (278)         (585)
         Change in operating assets and liabilities:
              Trading securities                                        1           (91)
              Accounts receivable                                    (345)         (282)
              Inventory                                              (260)         (248)
              Prepaid expenses                                        751          (612)
              Other assets                                             23           (24)
              Unearned franchise fees                                 132            26
              Accounts payable                                       (219)           79
              Income taxes payable                                  1,826         2,416
              Accrued expenses                                     (1,212)          273
                                                             ------------- -------------

                  Net cash provided by operating activities        16,021        11,299
                                                             ------------- -------------

Cash flows from investing activities:
    Acquisition of property and equipment                         (10,395)       (3,904)
    Purchase of marketable securities                             (27,704)      (39,605)
    Proceeds of marketable securities                              36,322        34,693
                                                             ------------- -------------

                  Net cash used in investing activities            (1,777)       (8,816)
                                                             ------------- -------------

Cash flows from financing activities:
    Issuance of common stock                                          101           441
    Tax payments for restricted stock                                (989)       (1,183)
    Excess tax benefit from stock issuance                            278           585
                                                             ------------- -------------

                  Net cash used in financing activities              (610)         (157)
                                                             ------------- -------------

                  Net increase in cash and cash equivalents        13,634         2,326
Cash and cash equivalents at beginning of period                    1,521        11,756
                                                             ------------- -------------

Cash and cash equivalents at end of period                    $    15,155        14,082
                                                             ============= =============

           See accompanying notes to consolidated financial statements

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           FOR THE THREE MONTHS ENDED MARCH 30, 2008 AND APRIL 1, 2007 (Dollar amounts in thousands except share and per share data)

(1)  Basis of Financial Statement Presentation

     The consolidated financial statements as of March 30, 2008 and December 30, 2007, and for the three-month periods ended March 30, 2008 and April 1, 2007, have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the three-month periods ended March 30, 2008 and April 1, 2007 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

     References in the remainder of this document to "Buffalo Wild Wings," "we," "us" and "our" refer to the business of Buffalo Wild Wings, Inc. and our subsidiaries.

     The financial information as of December 30, 2007 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2007, which is included in Item 8 in the Fiscal 2007 Annual Report on Form 10-K, and should be read in conjunction with such financial statements.

     The results of operations for the three-month period ended March 30, 2008 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 28, 2008.

(2)  Summary of Significant Accounting Policies

     (a)  Inventories

          Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

          We purchase our products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by our restaurants and our franchised restaurants is fresh chicken wings. Fresh chicken wings were purchased by us based on a chicken wing contract which fixed 80-90% of our chicken wing purchases at $1.23 per pound. This agreement expired in March 2008 and we are currently purchasing chicken wings at market prices. Material increases in fresh chicken wing costs may adversely affect our operating results. For the three-month periods ended March 30, 2008 and April 1, 2007, fresh chicken wings were 22.5% and 25.3%, respectively, of restaurant cost of sales.

     (b)  New Accounting Pronouncements

          In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, "Business Combinations." SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. We are currently evaluating the impact SFAS No. 141R will have on any future business combinations.

          In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No. 159), which permitted an entity to measure certain financial assets and liabilities at fair value. The statement's objective was to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. This statement became effective for fiscal years beginning after November 15, 2007 and was to be applied prospectively. We adopted the provisions of SFAS No. 159 on January 1, 2008. As we did not elect to measure existing assets and liabilities at fair value, the adoption of this statement did not have an effect on our financial statements.

          In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (SFAS No. 157). This statement did not require any new fair value measurements, but rather, it provided enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The changes to current practice resulting from the application of this statement related to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value. This statement became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for this statement for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, has been delayed by one year. We adopted the provisions of SFAS No. 157 related to financial assets and financial liabilities on December 31, 2007. The partial adoption of this statement did not have a material impact on our financial statements. It is expected that the remaining provisions of this statement will not have a material effect on our financial statements.

          Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties or the amount that would be paid to transfer a liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments' complexity.

          Assets recorded at fair value in the consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

               Level 1 - Inputs were unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

               Level 2 - Inputs (other than quoted prices included in Level 1) were either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument's anticipated life.

               Level 3 - Inputs reflected management's best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration was given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

          Determining which hierarchical level an asset falls within requires significant judgment. We will evaluate our hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in the Consolidated Balance Sheet as of March 30, 2008:


                                                     Fair Value Measurements
                                           ----------------------------------------
                                            Level 1   Level 2   Level 3     Total
                                           ---------  --------  -------- ----------
          Assets
             Short-term investments (1)     $  1,588  $ 39,804  $      - $   41,392

     (1) We classified a portion of our marketable securities as available-for-sale and trading securities which were reported at fair market value, using the "market approach" valuation technique. The "market approach" valuation method used prices and other relevant information observable in market transactions involving identical or comparable assets. Our trading securities are valued using the Level 1 approach. Our available for sale marketable securities are valued using a Level 2 approach.

          SFAS No. 157 requires separate disclosure of assets measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis. As of March 30, 2008, no assets or liabilities were measured at fair value on a nonrecurring basis.

(3)  Marketable Securities

     Marketable securities were comprised of the following:

                                                                      As of
                                                          --------------------------
                                                            March 30,   December 30,
                                                               2008         2007
                                                          ------------ -------------
        Held-to-maturity:
          Municipal securities                             $    16,538        23,718
        Available-for-sale:
          Municipal securities                                  39,804        41,206
        Trading:
          Mutual funds                                           1,588         1,589
                                                          ------------ -------------

        Total                                              $    57,930        66,513
                                                          ============ =============

     All held-to-maturity debt securities are due within one year and had aggregate fair values of $16,595 and $23,753 as of March 30, 2008 and December 30, 2007, respectively. Trading securities represents investments held for future needs of a non-qualified deferred compensation plan.

(4)  Property and Equipment

     Property and equipment consists of the following:

                                                                    As of
                                                         ---------------------------
                                                          March 30,     December 30,
                                                            2008            2007
                                                         ------------- -------------

         Construction in-process                         $       5,102         1,851
         Furniture, fixtures, and equipment                     73,024        69,962
         Leasehold improvements                                101,643        97,916
                                                         ------------- -------------

                                                               179,769       169,729
         Less accumulated depreciation                         (71,067)      (66,987)
                                                         ------------- -------------

                                                         $     108,702       102,742
                                                         ============= =============

(5)  Stockholders' Equity

     (a)  Stock Options

          We have 2.9 million shares of common stock reserved for issuance under a stock-based compensation plan for employees, officers, and directors. The option price for shares issued under this plan is to be not less than the fair market value on the date of grant with respect to incentive stock options, or 85% of fair market value for nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven to ten years. Nonqualified stock options issued pursuant to the plan have varying vesting periods from immediately to one year and have a contractual life of ten years. In 2003, our shareholders approved amendments to the plan to allow the granting of restricted stock and extended the plan to 2013. We issue new shares of common stock upon exercise of stock options and disbursement of restricted stock units. Option activity is summarized for the quarter ended March 30, 2008:


                                                                   Weighted       Weighted Average
                                                  Number            average           Remaining     Aggregate Intrinsic
                                                of shares       exercise price     Contractual Life         Value
                                             ---------------- ------------------- ----------------- --------------------
     Outstanding, December 30, 2007                  176,603  $              5.61               3.9 $              3,096

     Granted                                          58,272                24.96
     Exercised                                       (34,902)                2.90
     Cancelled                                        (4,075)                7.80
                                             ---------------- ------------------- ----------------- --------------------

     Outstanding, March 30, 2008                     195,898                11.80               4.9                2,494
     Exercisable, March 30, 2008                     134,219                 6.02               4.0                2,461

     The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $24.35 as of the last business day of the quarter ended March 30, 2008, which would have been received by the optionees had all options been exercised on that date. As of March 30, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $618, which is expected to be recognized over a weighted average period of approximately
     2.2 years. During the quarters ended March 30, 2008 and April 1, 2007, the total intrinsic value of stock options exercised was $777 and $3,863, respectively. During the quarters ended March 30, 2008 and April 1, 2007, the total fair value of options vested was $9 and $93, respectively.

     The plan has 320,883 shares available for grant as of March 30, 2008.

(b)  Restricted Stock

     We adopted a stock performance plan in June 2004, under which restricted stock units are granted annually at the discretion of the Board. These units are subject to annual vesting upon achieving performance targets established by the Board of Directors. We record compensation expense for the restricted stock units if vesting, based on the achievement of performance targets, is probable. The restricted stock units may vest one-third annually over a ten-year period as determined by meeting performance targets. However, the second one-third of the restricted stock units is not subject to vesting until the first one-third has vested and the final one-third is not subject to vesting until the first two-thirds of the award has vested. Restricted stock units granted in 2007 and 2006 are subject to this vesting.

     In 2008, restricted stock units were granted subject to cumulative three-year net income targets. The number of units that vest are based on performance against those targets. These restricted stock units have a three-year life and are subject to forfeiture if not vested at the end of that period. Compensation expense is recognized for the expected number of units to vest over the three-year period. One third of the expected cumulative expense is recorded each year.


     Restricted stock activity is summarized for the quarter ended March 30, 2008:


                                                                        Weighted
                                                                        average
                                                      Number           grant date
                                                     of shares         fair value
                                               --------------------- --------------
     Outstanding, December 30, 2007                         140,692  $        20.92

     Granted                                                323,235           23.10
     Vested                                                 (18,151)          23.14
     Cancelled                                               (4,504)          22.43
                                               --------------------- --------------

     Outstanding, March 30, 2008                            441,272           22.41



     As of March 30, 2008, the total stock-based compensation expense related to nonvested awards not yet recognized was $11,435, which is expected to be recognized over a weighted average period of 1.6 years. During the quarters ended March 30, 2008 and April 1, 2007, the total fair value of vested shares were $420 and $372, respectively. The weighted average grant date fair value of restricted stock units granted during the first quarter of 2007 was $26.62.

(c)  Employee Stock Purchase Plan

     We have reserved 600,000 shares of common stock for issuance under the Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the first quarters of 2008 and 2007, we issued no shares of common stock under the plan. As of March 30, 2008, we have 433,023 available for future issuance.

(6)  Earnings Per Share

     The following is a reconciliation of basic and fully diluted earnings per share for the three-month periods ended March 30, 2008 and April 1, 2007:

                                                   Three months ended March 30, 2008
                                               ----------------------------------------
                                                 Earnings        Shares      Per-share
                                                (numerator)  (denominator)    amount
                                               ------------- -------------- -----------
Net earnings                                    $      6,525
                                               -------------

         Earnings per common share--basic                        17,766,331  $     0.37
Effect of dilutive securities
    Stock options                                         --        110,987
                                               ------------- --------------

         Earnings per common share--diluted     $      6,525     17,877,318  $     0.36
                                               ============= ==============


                                               ----------------------------------------
                                                   Three months ended April 1, 2007
                                               ----------------------------------------
                                                 Earnings        Shares      Per-share
                                                (numerator)  (denominator)    amount
Net earnings                                    $      5,541
                                               -------------

         Earnings per common share--basic              5,541     17,448,030  $     0.32
Effect of dilutive securities
    Stock options                                         --        235,752
                                               ------------- --------------

         Earnings per common share--diluted     $      5,541     17,683,782  $     0.31
                                               ============= ==============

     469,447 shares and 319,138 shares for the three-month periods ended March 30, 2008 and April 1, 2007, respectively, have been excluded from the fully diluted calculation because the effect on net earnings per share would have been antidilutive.

(7)  Supplemental Disclosures of Cash Flow Information

                                                    Three months ended
                                              --------------------------
                                                March 30,     April 1,
                                                  2008          2007
                                              ------------- ------------
Cash paid during the period for:
    Income taxes                                $       275   $      628
Noncash financing and investing transactions:
    Property and equipment not yet paid for           1,557          757
    Tax withholding for restricted stock units           --          417


(8)  Income Taxes

     We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), on January 1, 2007. The total unrecognized tax benefits reflected on our balance sheet as of December 30, 2007 and March 30, 2008 were $241 and $262 respectively. The increase was due to additions based on tax positions related to the current year. We recognize potential accrued interest and penalties related to unrecognized tax benefits within its operations in income tax expense. Interest and penalties related to unrecognized tax benefits were $93 at March 30, 2008. Included in the balance at December 30, 2007 and March 30, 2008, are unrecognized tax benefits of $157 and $170, respectively, which if recognized would affect the annual effective tax rate. We do not anticipate any significant change to the total unrecognized tax benefits prior to March 29, 2009.

     The Internal Revenue Service has completed their examination of our 2005 U.S. Income Tax Return. No changes were reported. With few exceptions, we are is no longer subject to state income tax examinations for years before 2004.

(9)  Acquisition of Don Pablo's Locations and Restaurant Impairment

     During February 2008, we acquired certain leases and assets of eight locations from Avado Brands, Inc. for approximately $1,200. Due to this acquisition, we recorded an impairment charge for the assets of a restaurant being relocated. An impairment charge of $395 was recorded to the extent that the carrying value was not considered recoverable based on estimated discounted cash flows.

(10) Contingencies

     We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for 2008, cash requirements, and our expected store openings. Such statements are forward-looking and risks and uncertainties include, but are not limited to, those discussed in this Form 10-Q under Item 2 of Part I as well as in Item 1A of Part I of the fiscal 2007 Form 10-K.

Critical Accounting Policies and Use of Estimates

Our most critical accounting policies, which are those that require significant judgment, include: valuation of long-lived assets and store closing reserves, vendor allowances, revenue recognition from franchise operations, and self-insurance liability. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007. There have been no changes to those policies during this period.

Overview

As of March 30, 2008, we owned and operated 165 company-owned and franchised an additional 340 Buffalo Wild Wings(R) Grill & Bar restaurants in 37 states. Of the 505 system-wide restaurants, 85 are located in Ohio. The restaurants have elements of both the quick casual and casual dining styles, both of which are part of a growing industry. Our long-term focus is to grow to a national chain of over 1,000 locations, with 15% annual unit growth through 2009, continuing the strategy of developing both company-owned and franchised restaurants.

Our growth and success depend on several factors and trends. First, we continue to monitor and react to changes in our cost of goods sold. The cost of goods sold is difficult to predict, as it ranged from 30.4% to 31.0% of restaurant sales per quarter in 2008 and 2007. We are working to counteract the volatility of chicken wing prices with the introduction of popular new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We will continue to monitor the cost of fresh chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. We are also exploring purchasing strategies to lessen the severity of cost increases and fluctuations and are reviewing menu additions and other strategies that may decrease the percentage that fresh chicken wings represent in terms of total restaurant sales. In March 2007, we entered into a one-year pricing agreement which fixed 80-90% of our chicken wing purchases at $1.23 per pound. This agreement expired in March 2008 and we are currently purchasing chicken wings at market prices.

A second factor is our success in new markets. There are inherent risks in opening new restaurants, especially in new markets, for various reasons, including the lack of experience, logistical support, and brand awareness in a new market. These factors may result in lower than anticipated sales and cash flow for new restaurants in new markets. In 2008, we plan to develop the majority of our company-owned restaurants primarily in markets where we currently have either company-owned or franchised restaurants. We believe this development focus, together with our focus on our new restaurant opening procedures, will help mitigate the overall risk associated with opening restaurants in new markets.

Third, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, therefore, cash flow per location. We remain committed to high quality operations and guest hospitality.

Our revenue is generated by:

     o Sales at our company-owned restaurants, which were 89% of total revenue in the first quarter of 2008. Food and nonalcoholic beverages accounted for 73% of restaurant sales. The remaining 27% of restaurant sales was from alcoholic beverages. The menu item with the highest sales volume is chicken wings at 22% of total restaurant sales.

     o    Royalties and franchise fees received from our franchisees.

We generate cash from the operation of company-owned restaurants and from franchise royalties and fees. We highlight the specific costs associated with the on-going operation of our company-owned restaurants in the statement of earnings under "Restaurant operating costs." Nearly all of our depreciation expense relates to assets used by our company-owned restaurants. Preopening costs are those costs associated with opening new company-owned restaurants and will vary quarterly based on the number of new locations opened. Loss on asset disposals and impairment is related to company-owned restaurants and includes the write-down of miscellaneous assets. Certain other expenses, such as general and administrative, relate to both company-owned and franchising operations.

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Both of the first quarters of 2008 and 2007 consisted of thirteen weeks.

Quarterly Results of Operations

Our operating results for the periods indicated are expressed below as a percentage of total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales. The information for each three-month period is unaudited, and we have prepared it on the same basis as the audited financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results.

Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in same-store sales, changes in commodity prices, the timing and number of new restaurant openings and related expenses, asset impairment charges, store closing charges, general economic conditions, stock-based compensation, and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period.


                                               Three months ended
                                           ---------------------------
                                             March 30,     April 1,
                                               2008          2007
                                           ------------- -------------
Revenue:
    Restaurant sales                               89.3%         88.9%
    Franchising royalties and fees                 10.7          11.1
                                           ------------- -------------

              Total revenue                       100.0         100.0
                                           ------------- -------------

Costs and expenses:
    Restaurant operating costs:
         Cost of sales                             30.4          31.0
         Labor                                     29.8          29.7
         Operating                                 15.3          16.1
         Occupancy                                  6.6           6.6
    Depreciation                                    5.4           4.9
    General and administrative                      9.6          10.8
    Preopening                                      1.2           0.4
    Loss on asset disposals and impairment          0.8           0.1
                                           ------------- -------------

              Total costs and expenses             90.2          90.4
                                           ------------- -------------

Income from operations                              9.8           9.6
Interest income                                     0.4           0.9
                                           ------------- -------------

Earnings before income taxes                       10.2          10.4
Income tax expense                                  3.5           3.5
                                           ------------- -------------

Net earnings                                        6.7%          6.9%
                                           ============= =============

The number of company-owned and franchised restaurants open are as follows:

                                                      As of
                                              ------------------------
                                                March 30,    April 1,
                                                  2008         2007
                                              ------------- ----------
Company-owned restaurants                               165        140
Franchised restaurants                                  340        299

The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):


                                                  Three months ended
                                                ----------------------
                                                 March 30,   April 1,
                                                   2008        2007
                                                ----------- ----------
Company-owned restaurant sales                      $86,896     71,059
Franchised restaurant sales                         206,888    177,457

Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):


                                               Three months ended
                                           ---------------------------
                                             March 30,      April 1,
                                                2008          2007
                                           -------------- ------------
Company-owned same-store sales                       4.1%         8.7%
Franchised same-store sales                          2.1%         3.3%

The quarterly average prices paid per pound for fresh chicken wings are as follows:

                                               Three months ended
                                             -------------------------
                                               March 30,    April 1,
                                                 2008         2007
                                             ------------- -----------
Average price per pound                       $       1.33        1.40



Results of Operations for the Three Months Ended March 30, 2008 and April 1,
2007

Restaurant sales increased by $15.8 million, or 22.3%, to $86.9 million in 2008 from $71.1 million in 2007. The increase in restaurant sales was due to a $13.0 million increase associated with the opening of four new company-owned restaurants in 2008 and 29 company-owned restaurants opened before 2008 that did not meet the criteria for same-store sales for all or part of the three-month period and $2.8 million related to a 4.1% increase in same-store sales.

Franchise royalties and fees increased by $1.5 million, or 17.2%, to $10.4 million in 2008 from $8.8 million in 2007. The increase was primarily due to additional royalties collected from nine new franchised restaurants that opened in 2008 and 37 franchised restaurants that opened in the last nine months of 2007. Same-store sales for franchised restaurants increased 2.1% in 2008.

Cost of sales increased by $4.4 million, or 19.8%, to $26.4 million in 2008 from $22.1 million in 2007 due primarily to more restaurants being operated in 2008. Cost of sales as a percentage of restaurant sales decreased to 30.4% in 2008 from 31.0% in 2007. The decrease in cost of sales as a percentage of restaurant sales was primarily due to the leverage of food and alcohol costs as a result of price increases. Also, boneless wing sales have increased as a part of our menu mix providing better margins and a corresponding lower cost of goods percentage. The pricing agreement which fixed 80-90% of our chicken wing purchases at $1.23 per pound expired in March 2008. For the first quarter of 2008, wing prices averaged $1.33 per pound which was a 5% decrease over the same period in 2007.

Labor expenses increased by $4.8 million, or 22.5%, to $25.9 million in 2008 from $21.1 million in 2007 due primarily to more restaurants being operated in 2008. Labor expenses as a percentage of restaurant sales increased to 29.8% in 2008 from 29.7% in 2007. The increase in labor expenses as a percentage of restaurant sales was primarily due to the impact of higher hourly and management costs partially offset by lower workers' compensation costs.

Operating expenses increased by $1.8 million, or 15.7%, to $13.3 million in 2008 from $11.5 million in 2007 due primarily to more restaurants being operated in 2008. Operating expenses as a percentage of restaurant sales decreased to 15.3% in 2008 from 16.1% in 2007. The decrease in operating expenses as a percentage of restaurant sales is primarily due to lower general liability insurance and local store marketing costs.

Occupancy expenses increased by $979,000, or 20.8%, to $5.7 million in 2008 from $4.7 million in 2007 due primarily to more restaurants being operated in 2008. Occupancy expenses as a percentage of restaurant sales remained steady at 6.6% for both 2008 and 2007.

Depreciation increased by $1.3 million, or 34.6%, to $5.2 million in 2008 from $3.9 million in 2007. The increase was primarily due to the additional depreciation on four new restaurants opened in 2008 and the 22 new restaurants that opened in the last nine months of 2007.

General and administrative expenses increased by $724,000, or 8.4%, to $9.3 million in 2008 from $8.6 million in 2007 primarily due to additional headcount and higher payroll and travel-related expenditures. General and administrative expenses as a percentage of total revenue decreased to 9.6% in 2008 from 10.8% in 2007. Exclusive of stock-based compensation, we reduced our general and administrative expenses as a percentage of revenue to 8.6% from 9.2% with better leverage of our wage-related expenses with the higher sales levels.

Preopening costs increased by $867,000, to $1.2 million in 2008 from $318,000 in 2007. In 2008, we incurred costs of $688,000 for four new company-owned restaurants opened in the first quarter of 2008, and incurred $467,000 for restaurants that will open in the second or third quarters of 2008. In 2007, we incurred costs of $172,000 for the one new company-owned restaurant opened in the first quarter of 2007, and incurred $146,000 for restaurants that opened in the second quarter of 2007. In 2008, we expect average preopening costs per restaurant to be $185,000, except for the recently acquired Don Pablo's sites which will average $235,000 per restaurant.

Loss on asset disposals and impairment increased by $674,000 to $753,000 in 2008 from $79,000 in 2007. In 2008, we impaired the assets of one of our Texas restaurants due to a relocation for $395,000. The remaining charge was related to the HDTV upgrades and write-off of miscellaneous equipment. In 2007, the charge was due to the write-off of miscellaneous equipment.

Interest income decreased by $268,000 to $432,000 in 2008 from $700,000 in 2007. The decrease was primarily due to lower interest rates. Cash and marketable securities balances at the end of the quarter totaled $73.1 million in 2008 compared to $71.9 million for the first quarter of 2007.

Provision for income taxes increased $606,000 to $3.4 million in 2008 from $2.8 million in 2007. The effective tax rate as a percentage of income before taxes increased to 34.3% in 2008 from 33.6% in 2007. The 2008 income tax rate was higher due to lower tax exempt interest income and higher state income taxes. For 2008, we believe our effective tax rate will be about 34.0%.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for new restaurant construction, remodeling and maintaining our existing company-owned restaurants, working capital, and other general business needs. We fund these expenses primarily with cash from operations. The cash and marketable securities balance at March 30, 2008 was $73.1 million. We invest our cash balances in debt securities with the focus on protection of principal, adequate liquidity, and maximization of after-tax returns. As of March 30, 2008, nearly all excess cash was invested in high-quality municipal securities.

For the three months ended March 30, 2008, net cash provided by operating activities was $16.0 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, a decrease in refundable income taxes, and a decrease in accrued expenses. The change in income taxes was due to the timing of income tax payments. The decrease in accrued expenses was due to the payout of year-end incentive compensation.

For the three months ended April 1, 2007, net cash provided by operating activities was $11.3 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses and an increase in income tax payable. The change in income taxes was due to the timing of income tax payments.

For the three months ended March 30, 2008 and April 1, 2007, net cash used in investing activities was $1.8 million and $8.8 million, respectively. Investing activities included purchases of property and equipment related to the opening of new company-owned restaurants and restaurants under construction in both periods. During the first quarter of 2008 and 2007, we opened four restaurants and one restaurant, respectively. In 2008, we expect capital expenditures for approximately 25 new company-owned restaurants to cost approximately $1.4 million per location and expenditures to be approximately $18 million for the maintenance and remodel of existing restaurants, and $26 million for the purchase of our nine Las Vegas franchised locations. In 2008, we purchased $27.7 million of marketable securities and received proceeds of $36.3 million as these investments matured or were sold. In 2007, we purchased $39.6 million of marketable securities and received proceeds of $34.7 million as these investments matured or were sold.

For the three months ended March 30, 2008 and April 1, 2007, net cash used in financing activities was $610,000 and $157,000, respectively. Net cash used in financing activities for 2008 resulted primarily from tax payments for restricted stock of $989,000, offset by proceeds from the exercise of stock options of $101,000 and the excess tax benefit from stock issuance of $278,000. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2008. Net cash used in financing activities for 2007 resulted primarily from tax payments for restricted stock of $1.2 million, offset by proceeds from the exercise of stock options of $441,000 and excess tax benefits from stock issuance of $585,000.

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

The following table presents a summary of our contractual operating lease obligations and commitments as of March 30, 2008:

                                                 Payments Due By Period (in thousands)
                                              -----------------------------------------
                                              Less than                        After 5
                                     Total     One year  1-3 years 3-5 years    years
                                  ----------- ---------- --------- ---------- ---------
Operating lease obligations        $  157,932     19,340    36,517     32,613    69,462
Lease commitments for restaurants
 under development                     38,709      2,172     6,201      6,251    24,085
                                  ----------- ---------- --------- ---------- ---------

Total                              $  196,641     21,512    42,718     38,864    93,547
                                  =========== ========== ========= ========== =========

We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Our future cash flows related to income tax uncertainties amount to $262,000. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

                     Risk Factors/Forward-Looking Statements

The foregoing discussion and other statements in this report contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. Our forward-looking statements generally relate to our long-term goal of over 1,000 locations, expected annual unit growth of over 15%, efforts to manage cost of sales particularly related to chicken wing costs, our expectations as to chicken wing costs, plans for entry into new markets, expansion and improving existing markets, estimated tax rates for 2008, expected store openings for 2008 and related capital expenditures, our expectations regarding preopening costs, and sources of funding and cash requirements. Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the following risk factors (each of which is discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 30,
2007):

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

     o    We may be unable to compete effectively in the restaurant industry.

     o A reduction in vendor allowances currently received could affect our costs of goods sold.

     o Our quarterly operating results may fluctuate due to the timing of special events and other factors, including the recognition of impairment losses.

     o We may not be able to attract and retain qualified personnel to operate and manage our restaurants.

     o We may not be able to obtain and maintain licenses and permits necessary to operate our restaurants.

     o    Changes in employment laws or regulation could harm our performance.

     o Changes in consumer preferences or discretionary consumer spending could harm our performance.

     o    We are susceptible to adverse trends in Ohio.

     o    Changes in public health concerns may impact our performance.

     o A decline in visitors to any of the business districts near the locations of our restaurants could negatively affect our restaurant sales.

     o The acquisition of existing restaurants from our franchisees or other acquisitions may have unanticipated consequences that could harm our business and our financial condition.

     o    Improper food handling may affect our business adversely.

     o    Complaints or litigation may hurt us.

     o Our current insurance may not provide adequate levels of coverage against claims.

     o    Natural disasters and other events could harm our performance.

     o We may not be able to protect our trademarks, service marks or trade secrets.

Investors are cautioned that all forward-looking statements involve risk and uncertainties.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to our cash and cash equivalents and marketable securities. We invest our excess cash in highly liquid short-term investments with maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and marketable securities and, therefore, impact our cash flows and results of operations. We also hold investments in mutual funds for the future needs of a non-qualified deferred compensation plan.

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. We use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is fresh chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of popular new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. In March 2007, we entered into a one-year pricing agreement with one of our chicken suppliers which limited the price volatility that we had experienced in our quarterly cost of sales percentage. This agreement expired in March 2008 and we are currently purchasing chicken wings at market prices. If there is a significant rise in the price of fresh chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. Fresh chicken wings accounted for approximately 22.5% and 25.3% of our cost of sales in the first quarter of 2008 and 2007, respectively, with a quarterly average price per pound of $1.33 and $1.40, respectively.

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


Date: May 6, 2008                BUFFALO WILD WINGS, INC.


                                 By:/s/ Sally J. Smith
                                    -----------------------------------------
                                    Sally J. Smith, President and Chief
                                    Executive Officer
                                    (principal executive officer)


                                 By:/s/ Mary J. Twinem
                                    ----------------------------------------
                                    Mary J. Twinem, Executive Vice
                                    President, Chief
                                    Financial Officer and Treasurer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX

                            BUFFALO WILD WINGS, INC.
                   FORM 10-Q FOR QUARTER ENDED MARCH 30, 2008




Exhibit
Number  Description
------  -----------
        Certification of Chief Executive Officer Pursuant to Section 302 of the
   31.1  Sarbanes-Oxley Act

        Certification of Chief Financial Officer Pursuant to Section 302 of the
   31.2  Sarbanes-Oxley Act

        Certification of Chief Executive Officer Pursuant to Section 906 of the
   32.1  Sarbanes-Oxley Act

        Certification of Chief Financial Officer Pursuant to Section 906 of the
   32.2  Sarbanes-Oxley Act

*Management agreement or compensatory plan or arrangement.