Form 10-Q
period 2008-06-29
BUFFALO WILD WINGS INC
filed 2008-08-08
CIK 1062449

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 ---------------

                                    FORM 10-Q

                                 ---------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended June 29, 2008

                          Commission File No. 000-24743

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

     The number of shares outstanding of the registrant's common stock as of August 1, 2008: 17,822,356 shares.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                        Page
                                                                       -------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements                                              3

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       19

Item 4.  Controls and Procedures                                          19


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                20

Item 4.  Submission of Matters to a Vote of Security Holders              20

Item 6.  Exhibits                                                         20

Signatures                                                                21

Exhibit Index                                                             22

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                (Dollar amounts in thousands, except share data)

                                   (unaudited)

                                                                                               June 29,          December 30,
                                                                                                 2008                2007
                                                                                            ---------------   ----------------
                                           Assets
Current assets:
      Cash and cash equivalents                                                             $        8,678              1,521
      Marketable securities                                                                         65,279             66,513
      Accounts receivable - franchisees, net of allowance of $25                                       842                885
      Accounts receivable - other                                                                    6,045              6,976
      Inventory                                                                                      2,517              2,362
      Prepaid expenses                                                                               1,962              3,060
      Refundable income tax                                                                          1,228              1,886
      Deferred income taxes                                                                          2,046              1,303
                                                                                            ---------------   ----------------
            Total current assets                                                                    88,597             84,506

Property and equipment, net                                                                        121,309            102,742
Restricted cash                                                                                      6,764              7,161
Other assets                                                                                         2,399              2,320
Goodwill                                                                                               369                369
                                                                                            ---------------   ----------------
            Total assets                                                                    $      219,438            197,098
                                                                                            ===============   ================

                            Liabilities and Stockholders' Equity
Current liabilities:
      Unearned franchise fees                                                               $        2,405              2,316
      Accounts payable                                                                              16,879             10,692
      Accrued compensation and benefits                                                             11,139             12,615
      Accrued expenses                                                                               5,618              6,207
      Current portion of deferred lease credits                                                        319                660
                                                                                            ---------------   ---------------
            Total current liabilities                                                               36,360             32,490

Long-term liabilities:
      Other liabilities                                                                              1,068              1,031
      Marketing fund payables                                                                        6,764              7,161
      Deferred income taxes                                                                          5,295              2,166
      Deferred lease credits, net of current portion                                                13,247             12,585
                                                                                            ---------------   ---------------
            Total liabilities                                                                       62,734             55,433
                                                                                            ---------------   ---------------

Commitments and contingencies (note 11)
Stockholders' equity:
      Undesignated stock, 1,000,000 shares authorized; none issued                                      --                 --
      Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding
         18,265,464 and 17,933,497 respectively                                                     83,724             80,825
      Retained earnings                                                                             72,980             60,840
                                                                                            ---------------   ---------------
            Total stockholders' equity                                                             156,704            141,665
                                                                                            ---------------   ---------------
            Total liabilities and stockholders' equity                                      $      219,438            197,098
                                                                                            ===============   ===============

           See accompanying notes to consolidated financial statements

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

          (Dollar and share amounts in thousands except per share data)

                                   (unaudited)

                                                                               Three months ended             Six months ended
                                                                         ------------------------------  -------------------------
                                                                             June 29,        July 1,       June 29,      July 1,
                                                                              2008            2007           2008          2007
                                                                         ---------------  -------------  ------------  -----------
Revenue:
      Restaurant sales                                                   $       87,462         67,535       174,358      138,594
      Franchise royalties and fees                                               10,406          8,464        20,772       17,307
                                                                         ---------------  -------------  ------------  -----------
                  Total revenue                                                  97,868         75,999       195,130      155,901
                                                                         ---------------  -------------  ------------  -----------

Costs and expenses:
      Restaurant operating costs:
            Cost of sales                                                        26,248         20,591        52,663        42,649
            Labor                                                                27,020         21,050        52,878        42,157
            Operating                                                            13,857         10,729        27,132        22,201
            Occupancy                                                             5,902          4,892        11,599         9,610
      Depreciation                                                                5,510          4,028        10,749         7,920
      General and administrative (1)                                              9,047          8,538        18,388        17,155
      Preopening                                                                  1,758            987         2,943         1,305
      Loss on asset disposals and impairment                                        385            153         1,138           232
                                                                         ---------------  -------------  ------------  -----------
                  Total costs and expenses                                       89,727         70,968       177,490       143,229
                                                                         ---------------  -------------  ------------  -----------
Income from operations                                                            8,141          5,031        17,640        12,672
Interest income                                                                     400            755           832         1,455
                                                                         ---------------  -------------  ------------  -----------
Earnings before income taxes                                                      8,541          5,786        18,472        14,127
Income tax expense                                                                2,926          1,945         6,332         4,745
                                                                         ---------------  -------------  ------------  -----------
Net earnings                                                             $        5,615          3,841        12,140         9,382
                                                                         ===============  =============  ============  ===========
Earnings per common share - basic                                        $         0.32           0.22          0.68          0.54
Earnings per common share - diluted                                                0.31           0.22          0.68          0.53
Weighted average shares outstanding - basic                                      17,810         17,560        17,788        17,504
Weighted average shares outstanding - diluted                                    17,906         17,744        17,893        17,716

   (1) Includes stock-based compensation of $904, $1,065, $1,924, and $2,332, respectively


          See accompanying notes to consolidated financial statements

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (Dollar amounts in thousands)

                                   (unaudited)


                                                                                                      Six months ended
                                                                                                  -------------------------
                                                                                                    June 29,      July 1,
                                                                                                      2008         2007
                                                                                                  ------------  -----------
Cash flows from operating activities:
      Net earnings                                                                                $    12,140       9,382
      Adjustments to reconcile net earnings to cash provided by operations:
            Depreciation                                                                               10,749       7,920
            Amortization                                                                                   36         (43)
            Loss on asset disposals and impairment                                                      1,138         232
            Deferred lease credits                                                                      1,113         391
            Deferred income taxes                                                                       2,386        (952)
            Stock-based compensation                                                                    1,924       2,332
            Excess tax benefit from the exercise of stock options                                        (302)       (720)
            Change in operating assets and liabilities:
                  Trading securities                                                                      (76)       (210)
                  Accounts receivable                                                                     182        (392)
                  Inventory                                                                              (155)       (185)
                  Prepaid expenses                                                                      1,098        (419)
                  Other assets                                                                            (79)        (32)
                  Unearned franchise fees                                                                  89          17
                  Accounts payable                                                                        376         217
                  Refundable income tax                                                                   960      (1,073)
                  Accrued expenses                                                                       (928)      1,176
                                                                                                  ------------  -----------
                        Net cash provided by operating activities                                      30,651      17,641
                                                                                                  ------------  -----------

Cash flows from investing activities:
      Acquisition of property and equipment                                                           (24,643)    (11,769)
      Purchase of marketable securities                                                               (68,578)    (93,339)
      Proceeds of marketable securities                                                                69,852      81,916
                                                                                                  ------------  -----------
                        Net cash used in investing activities                                         (23,369)    (23,192)
                                                                                                  ------------  -----------

Cash flows from financing activities:
      Issuance of common stock                                                                            562         860
      Tax payments for restricted stock units                                                            (989)     (1,183)
      Excess tax benefit from the exercise of stock options                                               302         720
                                                                                                  ------------  -----------
                        Net cash provided by (used in) financing activities                              (125)        397
                                                                                                  ------------  -----------
                        Net increase (decrease) in cash and cash equivalents                            7,157      (5,154)

Cash and cash equivalents at beginning of period                                                        1,521      11,756
                                                                                                  ------------  -----------
Cash and cash equivalents at end of period                                                        $     8,678       6,602
                                                                                                  ============  ===========



           See accompanying notes to consolidated financial statements

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 29, 2008 AND JULY 1, 2007
        (Dollar amounts in thousands, except share and per-share amounts)

(1)   Basis of Financial Statement Presentation

      The consolidated financial statements as of June 29, 2008 and December 30, 2007, and for the three-month and six-month periods ended June 29, 2008 and July 1, 2007, have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the three-month and six-month periods ended June 29, 2008 and July 1, 2007 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

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

      The results of operations for the three-month and six-month periods ended June 29, 2008 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 28, 2008.

(2)   Summary of Significant Accounting Policies

      (a)   Inventories

            Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

            We purchase our products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. We currently have numerous products subject to fixed price contracts. These contracts are typically less than one year in length. When these contracts are up for renewal, we may be exposed to price volatility. The primary food product used by our restaurants and our franchised restaurants is fresh chicken wings. We are currently purchasing chicken wings at market prices. Fresh chicken wings were purchased by us based on a chicken wing contract which fixed 80-90% of our chicken wing purchases at $1.23 per pound. This one-year agreement expired in March 2008. Material increases in fresh chicken wing costs may adversely affect our operating results. For the three-month periods ended June 29, 2008 and July 1, 2007, fresh chicken wings were 20.4% and 23.0%, respectively, of restaurant cost of sales. For the six-month periods ended June 29, 2008 and July 1, 2007, fresh chicken wings were 21.5% and 24.2%, respectively, of restaurant cost of sales.

      (b)   New Accounting Pronouncements

            In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, "Business Combinations" (SFAS No. 141R), which provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is prohibited.

            In February 2007, the FASB issued SFAS No. 159 "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS No.
            159), which permitted an entity to measure certain financial assets and liabilities at fair value. The statement's objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. This statement became effective for fiscal years beginning after November 15, 2007 and was to be applied prospectively. We adopted the provisions of SFAS No. 159 on January 1, 2008. As we did not elect to measure existing assets and liabilities at fair value, the adoption of this statement did not have an effect on our financial statements.

            In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements," (SFAS No. 157). This statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value. This statement became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for this statement for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, has been delayed by one year. We adopted the provisions of SFAS No. 157 related to financial assets and financial liabilities on December 31, 2007. The partial adoption of this statement did not have a material impact on our financial statements. It is expected that the remaining provisions of this statement will not have a material effect on our financial statements.

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

            Assets recorded at fair value in our consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

            Determining which hierarchical level an asset falls within requires significant judgment. We will evaluate our hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of June 29, 2008:


                                                   Fair Value Measurements
                                 ---------------------------------------------------------
                                    Level 1         Level 2        Level 3        Total
                                 -------------  -------------- -------------- ------------
Assets
    Short-term investments (1)   $      1,667   $      42,820  $          --  $     44,487


            (1) We classified a portion of our marketable securities as available-for-sale and trading securities which were reported at fair market value, using the "market approach" valuation technique. The "market approach" valuation method used prices and other relevant information observable in market transactions involving identical or comparable assets. Our trading securities are valued using the Level 1 approach. Our available-for-sale marketable securities are valued using the Level 2 approach.

     SFAS No. 157 requires separate disclosure of assets measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis. As of June 29, 2008, no assets or liabilities were measured at fair value on a nonrecurring basis.


(3)   Marketable Securities

      Marketable securities were comprised of the following:

                                                                                           As of
                                                                            ----------------------------------
                                                                                June 29,        December 30,
                                                                                  2008              2007
                                                                            ----------------  ----------------
     Held-to-maturity:
        Municipal securities                                                $        20,792            23,718
     Available-for-sale:
        Municipal securities                                                         42,820            41,206
     Trading:
        Mutual funds                                                                  1,667             1,589
                                                                            ----------------  ----------------
     Total                                                                  $        65,279            66,513
                                                                            ================  ================

      All held-to-maturity debt securities are due within one year and had aggregate fair values of $20,812 and $23,753 as of June 29, 2008 and December 30, 2007, respectively. Trading securities represents investments held for future needs of a non-qualified deferred compensation plan.

(4)   Property and Equipment

      Property and equipment were comprised of the following:

                                                                                           As of
                                                                            ----------------------------------
                                                                                June 29,        December 30,
                                                                                  2008              2007
                                                                            ----------------  ----------------
     Construction in-process                                                $        13,790             1,851
     Furniture, fixtures, and equipment                                              76,375            69,962
     Leasehold improvements                                                         105,656            97,916
                                                                            ----------------  ----------------
                                                                                    195,821           169,729
     Less accumulated depreciation                                                  (74,512)          (66,987)
                                                                            ----------------  ----------------
                                                                            $       121,309           102,742
                                                                            ================  ================

(5)   Stockholders' Equity

      (a)   Stock Options

            We have 3.9 million shares of common stock reserved for issuance under a stock-based compensation plan for employees, officers, and directors. The option price for shares issued under this plan is to be not less than the fair market value on the date of grant. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven to ten years. Nonqualified stock options issued pursuant to the plan have varying vesting periods from immediately to one year and have a contractual life of ten years. Incentive stock options may be granted under this plan until May 15, 2018. We issue new shares of common stock upon exercise of stock options and disbursement of restricted stock units. Option activity is summarized for the six months ended June 29, 2008 as follows:


                                                                Weighted       Weighted Average
                                                  Number        average           Remaining       Aggregate Intrinsic
                                                of shares     exercise price   Contractual Life          Value
                                              -------------- ---------------- ------------------ ---------------------
Outstanding, December 30, 2007                     176,603   $         5.61                 3.9  $              3,096

Granted                                             58,272            24.96
Exercised                                          (38,699)            3.41
Cancelled                                           (8,590)            7.55
                                              -------------- ---------------- ------------------ ---------------------
Outstanding, June 29, 2008                         187,586            11.98                 4.6                 2,595
Exercisable, June 29, 2008                         127,339             6.00                 3.7                 2,524

            The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $25.82 as of the last business day of the quarter ended June 29, 2008, which would have been received by the optionees had all options been exercised on that date. As of June 29, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $573, which is expected to be recognized over a weighted average period of approximately
            2.0 years. During the six-month periods ended June 29, 2008 and July 1, 2007, the total intrinsic value of stock options exercised was $867 and $5,012, respectively. During the six-month periods ended June 29, 2008 and July 1, 2007, the total fair value of options vested was $24 and $480, respectively.

            The plan has 1,323,512 shares available for grant as of June 29, 2008.

      (b)   Restricted Stock Units

            We adopted a stock performance plan in June 2004, under which restricted stock units are granted annually at the discretion of the Board. For restricted stock units granted prior to 2008, units vest annually upon achieving performance targets. Our performance targets are annual income targets set by our Board of Directors at the beginning of the year. We record compensation expense for the restricted stock units if vesting, based on the achievement of the performance targets. The restricted stock units may vest one-third annually over a ten-year period as determined by meeting performance targets. However, the second one-third of the restricted stock units is not subject to vesting until the first one-third has vested and the final one-third is not subject to vesting until the first two-thirds of the award have vested.

            In 2008, restricted stock units were granted subject to cumulative three-year income targets. The number of units that vest each year are based on performance against those targets. These restricted stock units have a three-year life and are subject to forfeiture if not vested at the end of that period. Compensation expense is recognized for the expected number of units to vest over the three-year period. One third of the expected cumulative expense is recorded each year.

            Restricted stock unit activity is summarized for the six months ended June 29, 2008:

                                                                 Weighted
                                                                 average
                                                  Number        grant date
                                                of shares       fair value
                                              -------------- ----------------
Outstanding, December 30, 2007                     140,692   $         20.92

Granted                                            325,121             23.10
Vested                                             (18,151)            23.14
Cancelled                                           (4,504)            22.43
                                              -------------- ----------------
Outstanding, June 29, 2008                         443,158             22.42

            As of June 29, 2008, the total stock-based compensation expense related to nonvested awards not yet recognized was $5,174, which is expected to be recognized over a weighted average period of
            1.3 years. During the six-month periods ended June 29, 2008 and July 1, 2007, the total fair value of vested shares were $420 and $372, respectively. The weighted average grant date fair value of restricted stock units granted during the six months ended July 1, 2007 was $26.75.

      (c)   Employee Stock Purchase Plan

            We have reserved 600,000 shares of common stock for issuance under the Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the first six months of 2008 and 2007, we issued 17,974 and 12,744 shares of common stock under the plan. As of June 29, 2008, the ESPP has 415,004 shares available for future issuance.

(6)   Earnings Per Share

      The following is a reconciliation of basic and fully diluted earnings per share for the three-month and six-month periods ended June 29, 2008 and July 1, 2007:


                                                                       Three months ended June 29, 2008
                                                               -------------------------------------------------
                                                                  Earnings            Shares         Per-share
                                                                 (numerator)       (denominator)       amount
                                                               ---------------  ------------------  ------------
Net earnings                                                   $        5,615
                                                               ---------------
           Earnings per common share--basic                             5,615          17,810,391   $      0.32
Effect of dilutive securities
      Stock options                                                        --              96,085
                                                               ---------------  ------------------
           Earnings per common share--diluted                  $        5,615          17,906,476          0.31
                                                               ===============  ==================

                                                                       Three months ended July 1, 2007
                                                               -------------------------------------------------
                                                                  Earnings           Shares           Per-share
                                                                 (numerator)      (denominator)        amount
                                                               ---------------  ------------------  ------------
Net earnings                                                   $        3,841
                                                               ---------------
           Earnings per common share--basic                             3,841          17,560,163   $      0.22
Effect of dilutive securities
      Stock options                                                        --             183,713
                                                               ---------------  ------------------
           Earnings per common share--diluted                  $        3,841          17,743,876          0.22
                                                               ===============  ==================

                                                                         Six months ended June 29, 2008
                                                               -------------------------------------------------
                                                                  Earnings           Shares          Per-share
                                                                 (numerator)      (denominator)        amount
                                                               ---------------  ------------------  ------------
Net earnings                                                   $       12,140
                                                               ---------------
           Earnings per common share--basic                            12,140          17,788,361   $      0.68
Effect of dilutive securities
      Stock options                                                        --             104,341
                                                               ---------------  ------------------
           Earnings per common share--diluted                  $       12,140          17,892,702          0.68
                                                               ===============  ==================

                                                                         Six months ended July 1, 2007
                                                               -------------------------------------------------
                                                                   Earnings           Shares          Per-share
                                                                  (numerator)      (denominator)       amount
                                                               ---------------  ------------------  ------------
Net earnings                                                   $        9,382
                                                               ---------------
           Earnings per common share--basic                             9,382          17,504,096   $      0.54
   Effect of dilutive securities
      Stock options                                                        --             211,517
                                                               ---------------  ------------------
           Earnings per common share--diluted                  $        9,382          17,715,613          0.53
                                                               ===============  ==================


     501,430 shares and 292,836 shares for the three-month periods ended June 29, 2008 and July 1, 2007, respectively, and 486,382 shares and 292,836 shares for the six-month periods ended June 29, 2008 and July 1, 2007, respectively, have been excluded from the fully diluted calculation because the effect on earnings per common share would have been antidilutive.

(7)  Supplemental Disclosures of Cash Flow Information

                                                                              Six months ended
                                                                    ------------------------------------
                                                                        June 29,            July 1,
                                                                          2008               2007
                                                                    -----------------  -----------------
Cash paid during the period for:
      Income taxes                                                  $          3,023   $          6,411
Noncash financing and investing transactions:
      Property and equipment not yet paid for                                  5,811                710
      Tax withholding for restricted stock units                                  --              1,086

(8)  Income Taxes

     We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), on January 1, 2007. The total unrecognized tax benefits reflected on our balance sheet as of December 30, 2007 and June 29, 2008 were $241 and $283, respectively. The increase was due to additions based on tax positions related to the current year. We recognize potential accrued interest and penalties related to unrecognized tax benefits within its operations in income tax expense. The accrual for interest and penalties related to unrecognized tax benefits were $99 at June 29, 2008. Included in the total unrecognized tax benefits at December 30, 2007 and June 29, 2008 are benefits of $157 and $184, respectively, which if recognized would affect the annual effective tax rate. We do not anticipate any significant change to the total unrecognized tax benefits prior to June 28, 2009.

     The Internal Revenue Service has completed its examination of our 2005 U.S. Income Tax Return. No changes were reported. With few exceptions, we are no longer subject to state income tax examinations for years before 2004.

(9)  Acquisition of Don Pablo's Locations and Restaurant Impairment

     During February 2008, we acquired certain leases and assets of eight locations from Avado Brands, Inc. for approximately $1,200. Due to this acquisition, we recorded an impairment charge for the assets of a restaurant being relocated. An impairment charge of $395 was recorded to the extent that the carrying amount was not considered recoverable based on estimated future discounted cash flows.

(10) Acquisition of Las Vegas Franchise

     On May 18, 2007, the Company exercised a right of first refusal to acquire the assets of nine Buffalo Wild Wings franchised restaurants in the Las Vegas, Nevada area. The Company expects the acquisition, if completed, to close in the third quarter of 2008. The purchase price is approximately $26 million and will be funded with available cash and marketable securities. The acquisition is subject to purchase price adjustments. The transaction also remains dependent on receipt of necessary approvals for gaming and liquor licenses, and other customary closing conditions.

(11) Contingencies

     We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for 2008, cash requirements, and our expectations and strategies relating to store openings. Such statements are forward-looking and risks and uncertainties include, but are not limited to, those discussed in this Form 10-Q under Item 2 of Part I as well as in Item 1A of Part I of the fiscal 2007 Form 10-K.

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

Overview

As of June 29, 2008, we owned and operated 169 company-owned and franchised an additional 346 Buffalo Wild Wings(R) Grill & Bar restaurants in 37 states. Of the 515 system-wide restaurants, 86 are located in Ohio. The restaurants have elements of both the quick casual and casual dining styles, both of which are part of a growing industry. Our long-term focus is to grow to a national chain of over 1,000 locations, continuing the strategy of developing both company-owned and franchised restaurants.

Our growth and success depend on several factors and trends. First, we continue to monitor and react to changes in our cost of goods sold. The cost of goods sold is difficult to predict, as it ranged from 30.0% to 31.0% of restaurant sales per quarter in 2008 and 2007. We are working to counteract the volatility of chicken wing prices with the introduction of popular new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We will continue to monitor the cost of fresh chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. We are also exploring purchasing strategies to lessen the severity of cost increases and fluctuations and are reviewing menu additions and other strategies that may decrease the percentage that fresh chicken wings represent in terms of total restaurant sales. We are currently purchasing chicken wings at market prices. In March 2007, we had entered into a one-year pricing agreement which fixed 80-90% of our chicken wing purchases at $1.23 per pound. This agreement expired in March 2008. We currently have numerous products subject to fixed price contracts. These contracts are typically less than one year in length. When these contracts are up for renewal, we may be exposed to price volatility.

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

Our revenue is generated by:

     o Sales at our company-owned restaurants, which were 89% of total revenue in the second quarter of 2008. Food and nonalcoholic beverages accounted for 75% of restaurant sales. The remaining 25% of restaurant sales was from alcoholic beverages. The menu item with the highest sales volume was chicken wings at 22% of total restaurant sales.

     o    Royalties and franchise fees received from our franchisees.

We generate cash from the operation of company-owned restaurants and from franchise royalties and fees. We highlight the specific costs associated with the on-going operation of our company-owned restaurants in the statement of earnings under "Restaurant operating costs." Nearly all of our depreciation expense relates to assets used by our company-owned restaurants. Preopening costs are those costs associated with opening new company-owned restaurants and will vary quarterly based on the number of new locations opened and under construction. Loss on asset disposals and impairment expense is related to company-owned restaurants and includes the impairment of assets due to a relocation and the write-down of miscellaneous assets. Certain other expenses, such as general and administrative, relate to both company-owned and franchising operations.

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Both of the second quarters of 2008 and 2007 consisted of thirteen weeks.

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


                                                                                      Three months ended   Six months ended
                                                                                      -------------------  ------------------
                                                                                      June 29,   July 1,   June 29,   July 1,
                                                                                       2008       2007      2008      2007
                                                                                      --------  ---------  -------   --------
Revenue:
      Restaurant sales                                                                   89.4%      88.9%    89.4%     88.9%
      Franchising royalties and fees                                                     10.6       11.1     10.6      11.1
                                                                                      --------  ---------  -------  --------
                  Total revenue                                                         100.0      100.0    100.0     100.0
                                                                                      --------  ---------  -------  --------
Costs and expenses:
      Restaurant operating costs:
            Cost of sales                                                                30.0       30.5     30.2      30.8
            Labor                                                                        30.9       31.2     30.3      30.4
            Operating                                                                    15.8       15.9     15.6      16.0
            Occupancy                                                                     6.7        7.2      6.7       6.9
      Depreciation                                                                        5.6        5.3      5.5       5.1
      General and administrative                                                          9.2       11.2      9.4      11.0
      Preopening                                                                          1.8        1.3      1.5       0.8
      Loss on asset disposals and impairment                                              0.4        0.2      0.6       0.1
                                                                                      --------  ---------  -------  --------
                  Total costs and expenses                                               91.7       93.4     91.0      91.9
                                                                                      --------  ---------  -------  --------
Income from operations                                                                    8.3        6.6      9.0       8.1
Interest income                                                                           0.4        1.0      0.4       0.9
                                                                                      --------  ---------  -------  --------
Earnings before income taxes                                                              8.7        7.6      9.5       9.1
Income tax expense                                                                        3.0        2.6      3.2       3.0
                                                                                      --------  ---------  -------  --------
Net earnings                                                                              5.7        5.1      6.2       6.0
                                                                                      ========  =========  =======  ========

The number of company-owned and franchised restaurants open are as follows:

                                                                                                             As of
                                                                                                   ------------------------
                                                                                                    June 29,     July 1,
                                                                                                      2008        2007
                                                                                                   ----------  ------------
Company-owned restaurants                                                                                169          145
Franchised restaurants                                                                                   346          301

The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

                                                                            Three months ended         Six months ended
                                                                          -----------------------  ------------------------
                                                                           June 29,      July 1,    June 29,     July 1,
                                                                             2008         2007        2008        2007
                                                                          -----------  ----------  ----------  ------------
Company-owned restaurant sales                                            $   87,462   $  67,535   $ 174,358   $   138,594
Franchised restaurant sales                                                  206,718     169,859     413,606       347,316

Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

                                                                            Three months ended        Six months ended
                                                                          -----------------------  ------------------------
                                                                           June 29,      July 1,    June 29,     July 1,
                                                                             2008         2007        2008        2007
                                                                          -----------  ----------  ----------  ------------
Company-owned same-store sales                                                   8.3%        8.1%        6.1%          8.4%
Franchised same-store sales                                                      4.5         4.0         3.3           3.7

The quarterly average prices paid per pound for fresh chicken wings are as follows:

                                                                            Three months ended         Six months ended
                                                                          -----------------------  ------------------------
                                                                            June 29,    July 1,     June 29,     July 1,
                                                                             2008        2007        2008         2007
                                                                          -----------  ----------  ----------  ------------
Average price per pound                                                   $     1.17        1.25        1.25          1.32

Results of Operations for the Three Months Ended June 29, 2008 and July 1, 2007

Restaurant sales increased by $19.9 million, or 29.5%, to $87.5 million in 2008 from $67.5 million in 2007. The increase in restaurant sales was due to a $14.6 million increase associated with five new company-owned restaurants that opened in 2008 and 27 company-owned restaurants opened before 2008 that did not meet the criteria for same-store sales for all or part of the three-month period and $5.4 million related to an 8.3% increase in same-store sales.

Franchise royalties and fees increased by $1.9 million, or 22.9%, to $10.4 million in 2008 from $8.5 million in 2007. The increase was primarily due to additional royalties collected from 17 new franchised restaurants that opened in 2008 and 33 franchised restaurants that opened in the last six months of 2007. Same-store sales for franchised restaurants increased 4.5% in 2008.

Cost of sales increased by $5.7 million, or 27.5%, to $26.2 million in 2008 from $20.6 million in 2007 due primarily to more restaurants being operated in 2008. Cost of sales as a percentage of restaurant sales decreased to 30.0% in 2008 from 30.5% in 2007. The decrease in cost of sales as a percentage of restaurant sales was primarily due to the leverage of food and alcohol costs as a result of menu price increases. Also, boneless wing sales have increased as a part of our menu mix providing better margins and a corresponding lower cost of goods percentage. The pricing agreement which fixed 80-90% of our chicken wing purchases at $1.23 per pound in the second quarter of 2007 expired in March 2008. For the second quarter of 2008, wing prices averaged $1.17 per pound which was a 6.4% decrease over the same period in 2007.

Labor expenses increased by $6.0 million, or 28.4%, to $27.0 million in 2008 from $21.1 million in 2007 due primarily to more restaurants being operated in 2008. Labor expenses as a percentage of restaurant sales decreased to 30.9% in 2008 from 31.2% in 2007. The decrease in labor expenses as a percentage of restaurant sales was primarily due to lower-than-expected workers' compensation costs partially offset by higher health insurance cost and higher unit-level bonus.

Operating expenses increased by $3.1 million, or 29.2%, to $13.9 million in 2008 from $10.7 million in 2007 due primarily to more restaurants being operated in 2008. Operating expenses as a percentage of restaurant sales decreased to 15.8% in 2008 from 15.9% in 2007. The decrease in operating expenses as a percentage of restaurant sales is primarily due to lower repair and maintenance costs and cable programming expense partially offset by higher utility charges.

Occupancy expenses increased by $1.0 million, or 20.6%, to $5.9 million in 2008 from $4.9 million in 2007 due primarily to more restaurants being operated in 2008. Occupancy expenses as a percentage of restaurant sales decreased to 6.7% in 2008 from 7.2% in 2007.

Depreciation increased by $1.5 million, or 36.8%, to $5.5 million in 2008 from $4.0 million in 2007. The increase was primarily due to the additional depreciation on nine new restaurants opened in 2008 and the 17 new restaurants that opened in the last six months of 2007. Accelerated depreciation related to three upcoming relocations as part of the conversion of Don Pablos sites, remodels, and HDTV upgrades also contributed to the increase.

General and administrative expenses increased by $509,000, or 6.0%, to $9.0 million in 2008 from $8.5 million in 2007 primarily due to additional headcount and higher payroll and travel-related expenditures. General and administrative expenses as a percentage of total revenue decreased to 9.2% in 2008 from 11.2% in 2007. Exclusive of stock-based compensation, we reduced our general and administrative expenses as a percentage of revenue to 8.3% from 9.8% with lower conference and travel costs.

Preopening costs increased by $771,000, to $1.8 million in 2008 from $987,000 in 2007. In 2008, we incurred costs of $988,000 for five new company-owned restaurants opened in the second quarter of 2008, and incurred $674,000 for restaurants that will open in the second half of 2008. In 2007, we incurred costs of $769,000 for the five new company-owned restaurants opened in the second quarter of 2007, and incurred $216,000 for restaurants that opened in the third quarter of 2007 or later. In 2008, we expect average preopening costs per restaurant to be $215,000.

Loss on asset disposals and impairment increased by $232,000 to $385,000 in 2008 from $153,000 in 2007. In 2008, the loss was related to HDTV upgrades and write-off of miscellaneous equipment. In 2007, the loss was due to the write-off of miscellaneous equipment.

Interest income decreased by $355,000 to $400,000 in 2008 from $755,000 in 2007. The decrease was primarily due to lower interest rates. Cash and marketable securities balances at the end of the quarter totaled $74.0 million in 2008 compared to $71.1 million for the second quarter of 2007.

Provision for income taxes increased $981,000 to $2.9 million in 2008 from $1.9 million in 2007. The effective tax rate as a percentage of income before taxes increased to 34.3% in 2008 from 33.6% in 2007. The 2008 income tax rate was higher due to lower tax exempt interest income and higher state income taxes. For 2008, we believe our effective tax rate will be about 34.0%.

Results of Operations for the Six Months Ended June 29, 2008 and July 1, 2007

Restaurant sales increased by $35.8 million, or 25.8%, to $174.4 million in 2008 from $138.6 million in 2007. The increase in restaurant sales was due to a $27.6 million increase associated with nine new company-owned restaurants that opened in 2008 and 30 company-owned restaurants opened before 2008 that did not meet the criteria for same-store sales for all or part of the six-month period and $8.2 million related to a 6.1% increase in same-store sales.

Franchise royalties and fees increased by $3.5 million, or 20.0%, to $20.8 million in 2008 from $17.3 million in 2007. The increase was primarily due to additional royalties collected from 17 new franchised restaurants that opened in 2008 and 33 franchised restaurants that opened in the last six months of 2007. Same-store sales for franchised restaurants increased 3.3% in 2008.

Cost of sales increased by $10.0 million, or 23.5%, to $52.7 million in 2008 from $42.6 million in 2007 due primarily to more restaurants being operated in 2008. Cost of sales as a percentage of restaurant sales decreased to 30.2% in 2008 from 30.8% in 2007. The decrease in cost of sales as a percentage of restaurant sales was primarily due to the leverage of food and alcohol costs as a result of menu price increases. Also, boneless wing sales have increased as a part of our menu mix providing better margins and a corresponding lower cost of goods percentage. The pricing agreement which fixed 80-90% of our chicken wing purchases at $1.23 per pound in the second quarter of 2007 expired in March 2008. For the first half of 2008, wing prices averaged $1.25 per pound which was a 5.3% decrease over the same period in 2007.

Labor expenses increased by $10.7 million, or 25.4%, to $52.9 million in 2008 from $42.2 million in 2007 due primarily to more restaurants being operated in 2008. Labor expenses as a percentage of restaurant sales decreased to 30.3% in 2008 from 30.4% in 2007. The decrease in labor expenses as a percentage of restaurant sales was primarily due to lower-than-expected workers' compensation costs.

Operating expenses increased by $4.9 million, or 22.2%, to $27.1 million in 2008 from $22.2 million in 2007 due primarily to more restaurants being operated in 2008. Operating expenses as a percentage of restaurant sales decreased to 15.6% in 2008 from 16.0% in 2007. The decrease in operating expenses as a percentage of restaurant sales is primarily due to lower repair and maintenance costs and lower general liability insurance costs partially offset by higher utility charges.

Occupancy expenses increased by $2.0 million, or 20.7%, to $11.6 million in 2008 from $9.6 million in 2007 due primarily to more restaurants being operated in 2008. Occupancy expenses as a percentage of restaurant sales decreased to 6.7% in 2008 from 6.9% in 2007.

Depreciation increased by $2.8 million, or 35.7%, to $10.7 million in 2008 from $7.9 million in 2007. The increase was primarily due to the additional depreciation on nine new restaurants opened in 2008 and the 17 new restaurants that opened in the last six months of 2007. Accelerated depreciation related to three upcoming relocations as part of the conversion of Don Pablos sites, remodels, and HDTV upgrades also contributed to the increase.

General and administrative expenses increased by $1.2 million, or 7.2%, to $18.4 million in 2008 from $17.2 million in 2007 primarily due to additional headcount and higher payroll and travel-related expenditures. General and administrative expenses as a percentage of total revenue decreased to 9.4% in 2008 from 11.0% in 2007. Exclusive of stock-based compensation, we reduced our general and administrative expenses as a percentage of revenue to 8.4% from 9.5% with lower conference expense and better leverage of our wage-related expenses with the higher revenue.

Preopening costs increased by $1.6 million, to $2.9 million in 2008 from $1.3 million in 2007. In 2008, we incurred costs of $1.9 million for nine new company-owned restaurants opened in the first six months of 2008, and incurred $990,000 for restaurants that will open in the third or fourth quarters of 2008. In 2007, we incurred costs of $1.1 million for the six new company-owned restaurants opened in the first half of 2007, and incurred $217,000 for restaurants that opened in the third quarter of 2007 or later. In 2008, we expect average preopening costs per restaurant to be $215,000.

Loss on asset disposals and impairment increased by $906,000 to $1.1 million in 2008 from $232,000 in 2007. In 2008, we impaired the assets of one of our Texas restaurants due to a relocation for $395,000. The remaining loss was related to the HDTV upgrades and write-off of miscellaneous equipment. In 2007, the loss was due to the write-off of miscellaneous equipment.

Interest income decreased by $623,000 to $832,000 in 2008 from $1.5 million in 2007. The decrease was primarily due to lower interest rates. Cash and marketable securities balances at the end of the quarter totaled $74.0 million in 2008 compared to $71.1 million for the second quarter of 2007.

Provision for income taxes increased $1.6 million to $6.3 million in 2008 from $4.7 million in 2007. The effective tax rate as a percentage of income before taxes increased to 34.3% in 2008 from 33.6% in 2007. The 2008 income tax rate was higher due to lower tax exempt interest income and higher state income taxes. For 2008, we believe our effective tax rate will be about 34.0%.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for new restaurant construction, remodeling and maintaining our existing company-owned restaurants, working capital, and other general business needs. We fund these expenses primarily with cash from operations. The cash and marketable securities balance at June 29, 2008 was $74.0 million. We invest our cash balances in debt securities with the focus on protection of principal, adequate liquidity, and maximization of after-tax returns. As of June 29, 2008, nearly all excess cash was invested in high-quality municipal securities.

For the six months ended June 29, 2008, net cash provided by operating activities was $30.7 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, a decrease in prepaid expenses and refundable income taxes, and a decrease in accrued expenses. The decrease in prepaid expenses is due to the timing of insurance payments. The decrease in income taxes was due to the timing of income tax payments. The decrease in accrued expenses was due to the payout of year-end incentive compensation.

For the six months ended July 1, 2007, net cash provided by operating activities was $17.6 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, an increase in accrued expenses, partially offset by a decrease in income tax payable. The increase in accrued expenses was primarily due to higher convention and workers' compensation liabilities. The decrease in income taxes was due to the timing of income tax payments.

For the six months ended June 29, 2008 and July 1, 2007, net cash used in investing activities was $23.4 million and $23.2 million, respectively. Investing activities included purchases of property and equipment related to the opening of new company-owned restaurants and restaurants under construction in both periods. During the first six months of 2008 and 2007, we opened nine restaurants and six restaurants, respectively. In 2008, we expect capital expenditures to be approximately $1.4 million per location for approximately 25 new company-owned restaurants, expenditures to be approximately $18 million for the upgrade and remodel of existing restaurants, and $26 million for the purchase of nine Las Vegas franchised locations. In 2008, we purchased $68.6 million of marketable securities and received proceeds of $69.9 million as these investments matured or were sold. In 2007, we purchased $93.3 million of marketable securities and received proceeds of $81.9 million as these investments matured or were sold.

For the six months ended June 29, 2008 and July 1, 2007, net cash provided by (used in) financing activities was ($125,000) and $397,000, respectively. Net cash used in financing activities for the first half of 2008 resulted from tax payments for restricted stock units of $989,000, offset by proceeds from the exercise of stock options of $562,000 and the excess tax benefit from stock issuance of $302,000. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2008. Net cash used in financing activities for the first half of 2007 resulted from tax payments for restricted stock units of $1.2 million, offset by proceeds from the exercise of stock options of $860,000 and excess tax benefits from stock issuance of $720,000.

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

The following table presents a summary of our contractual operating lease obligations and commitments as of June 29, 2008:

                                                                                  Payments Due By Period (in thousands)
                                                                            --------------------------------------------------
                                                                              Less than                               After 5
                                                                 Total        One year     1-3 years     3-5 years     years
                                                             -------------  ------------  -----------  -----------  ----------
Operating lease obligations                                  $    161,707        20,077       37,704       33,548      70,378
Lease commitments for restaurants under development                42,894         2,694        7,216        7,277      25,707
                                                             -------------  ------------  -----------  -----------  ----------
Total                                                        $    204,601        22,771       44,920       40,825      96,085
                                                             =============  ============  ===========  ===========  ==========

We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Our future cash flows related to income tax uncertainties amount to $283,000. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

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

Inflation

The primary inflationary factors affecting our operations are food and alcohol, labor, and restaurant operating costs. Substantial increases in these costs could impact operating results to the extent that such increases cannot be passed along through higher menu prices. A large number of our restaurant personnel are paid at rates based on the applicable federal and state minimum wages, and increases in the minimum wage rates and tip-credit wage rates could directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance, and utilities, all of which are generally subject to inflationary increases.

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. We use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. We currently have numerous products subject to fixed price contracts. These contracts are typically less than one year in length. When these contracts are up for renewal, we may be exposed to price volatility. The primary food product used by company-owned and franchised restaurants is fresh chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of popular new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. We are currently purchasing chicken wings at market prices. In March 2007, we had entered into a one-year pricing agreement with one of our chicken suppliers which limited the price volatility that we had experienced in our quarterly cost of sales percentage. This one-year agreement expired in March 2008. If there is a significant rise in the price of fresh chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. Fresh chicken wings accounted for approximately 20.4% and 23.0% of our cost of sales in the second quarter of 2008 and 2007, respectively, with a quarterly average price per pound of $1.17 and $1.25, respectively.

ITEM 4. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures as defined in Rules 13(a)-15(e) under the Securities Exchange Act of 1934 ("the Exchange Act"). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no changes in our internal controls over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Shareholders meeting held on May 15, 2008, we submitted to a vote of our shareholders the following matters, which received the indicated votes.

1. Approving setting the number of members of the Board of Directors at seven
   (7):

   For: 15,398,422   Against: 109,727  Abstain: 106,514  Broker Non-Vote: 0

2. Election of Directors:

                                                        For:            Withheld:
                                                   ---------------  -----------------
Sally J. Smith...................................    15,188,360          426,303
Dale M. Applequist...............................    15,133,207          481,456
Robert W. MacDonald..............................    15,341,199          273,464
Warren E. Mack...................................    15,041,837          572,826
J. Oliver Maggard................................    15,292,971          321,692
Michael P. Johnson...............................    15,294,388          320,275
James Damian.....................................    15,296,047          318,616


3. Approve amendment and restatement of our 2003 Equity Incentive Plan to increase reserved shares:

   For: 6,558,409  Against: 359,773  Abstain: 59,090  Broker Non-Vote: 8,637,391

4. Approve the amendment to our Articles of Incorporation to increase the authorized common shares:

   For: 14,167,424  Against: 1,341,812  Abstain: 105,427   Broker Non-Vote: 0

5. Ratify appointment of KPMG LLP as our independent registered public accounting firm for fiscal year ending December 30, 2007:

   For: 15,151,874  Against: 375,433  Abstain: 87,356   Broker Non-Vote: 0

ITEM 6. EXHIBITS

See Exhibit Index following the signature page of this report.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 8, 2008                BUFFALO WILD WINGS, INC.


                                By: /s/ Sally J. Smith
                                    --------------------------------------------
                                    Sally J. Smith, President and Chief
                                    Executive Officer
                                    (principal executive officer)


                               By:  /s/ Mary J. Twinem
                                    --------------------------------------------
                                    Mary J. Twinem, Executive Vice President,
                                    Chief Financial Officer and Treasurer
                                    (principal financial and accounting officer)

                                  EXHIBIT INDEX

                            BUFFALO WILD WINGS, INC.
                    FORM 10-Q FOR QUARTER ENDED JUNE 29, 2008

Exhibit
Number      Description
------      --------------------------------------------------------------------
   3.1      Restated Articles of Incorporation, as amended

  10.1 2003 Equity Incentive Plan, as Amended and Restated on May 15, 2008 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on May 21, 2008)*

  10.2 The Executive Nonqualified Excess Plan as of May 15, 2008 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on May 21, 2008)*

  10.3 The Executive Nonqualified Excess Plan Adoption Agreement as of May 15, 2008 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on May 21, 2008)*

  31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

  31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

  32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

  32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act



*Management agreement or compensatory plan or arrangement.