Form 10-Q
period 2008-09-28
BUFFALO WILD WINGS INC
filed 2008-11-07
CIK 1062449

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                             ----------------------
                                    FORM 10-Q
                             ----------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarter ended September 28, 2008

                          Commission File No. 000-24743
                             ----------------------

                            BUFFALO WILD WINGS, INC.
             (Exact name of registrant as specified in its charter)

                             ----------------------

           Minnesota                                       No. 31-1455915
    (State or Other Jurisdiction of                      (IRS Employer
      Incorporation or Organization)                      Identification No.)

            5500 Wayzata Boulevard, Suite 1600, Minneapolis, MN 55416
                    (Address of Principal Executive Offices)

                  Registrant's telephone number (952) 593-9943
                             ----------------------

      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "accelerated filer," "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
                     Large accelerated filer |_| Accelerated filer |X| Non-accelerated filer |_| Smaller reporting company |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
          YES  |_|         NO  |X|

       The number of shares outstanding of the registrant's common stock as of October 31, 2008: 17,826,049 shares.

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS


                                                                           Page
                                                                         -------


PART I - FINANCIAL INFORMATION


Item 1. Financial Statements                                                 3


Item 2.  Management's Discussion and Analysis of Financial Condition and    12
         Results of Operations


Item 3.  Quantitative and Qualitative Disclosures About Market Risk         19


Item 4.  Controls and Procedures                                            19


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings                                                  20


Item 6.  Exhibits                                                           20


Signatures                                                                  21


Exhibit Index                                                               22

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                (Dollar amounts in thousands, except share data)

                                   (unaudited)



                                                                September 28, December 30,
                                                                    2008         2007
                                                                ------------ ------------

                            Assets
Current assets:
    Cash and cash equivalents                                       $  4,531        1,521
    Marketable securities                                             40,425       66,513
    Accounts receivable - franchisees, net of allowance of $25           886          885
    Accounts receivable - other                                        6,245        6,976
    Inventory                                                          2,958        2,362
    Prepaid expenses                                                   2,704        3,060
    Refundable income tax                                              1,305        1,886
    Deferred income taxes                                              2,371        1,303
                                                                ------------ ------------

         Total current assets                                         61,425       84,506

Property and equipment, net                                          142,166      102,742
Restricted cash                                                        7,242        7,161
Other assets                                                           9,874        2,320
Goodwill                                                              10,972          369
                                                                ------------ ------------

         Total assets                                               $231,679      197,098
                                                                ============ ============

             Liabilities and Stockholders' Equity
Current liabilities:
    Unearned franchise fees                                         $  2,369        2,316
    Accounts payable                                                  18,333       10,692
    Accrued compensation and benefits                                 12,924       12,615
    Accrued expenses                                                   6,416        6,207
    Current portion of deferred lease credits                            103          660
                                                                ------------ ------------

         Total current liabilities                                    40,145       32,490

Long-term liabilities:
    Other liabilities                                                  1,119        1,031
    Marketing fund payables                                            7,242        7,161
    Deferred income taxes                                              7,163        2,166
    Deferred lease credits, net of current portion                    13,301       12,585
                                                                ------------ ------------

         Total liabilities                                            68,970       55,433
                                                                ------------ ------------

Commitments and contingencies (note 11)
Stockholders' equity:
    Undesignated stock, 1,000,000 shares authorized; none
     issued                                                               --           --
    Common stock, no par value. Authorized 44,000,000 shares;
     issued and outstanding 17,823,001 and 17,657,020
     respectively                                                     85,161       80,825
    Retained earnings                                                 77,548       60,840
                                                                ------------ ------------

         Total stockholders' equity                                  162,709      141,665
                                                                ------------ ------------

         Total liabilities and stockholders' equity                 $231,679      197,098
                                                                ============ ============

           See accompanying notes to consolidated financial statements

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF EARNINGS

          (Dollar and share amounts in thousands except per share data)

                                   (unaudited)


                                                               Three months ended         Nine months ended
                                                           --------------------------- ---------------------------
                                                           September 28, September 30, September 28, September 30,
                                                               2008          2007         2008           2007
                                                           ------------- ------------- ------------ --------------
Revenue:
    Restaurant sales                                            $ 95,492        73,280     269,850         211,874
    Franchise royalties and fees                                  10,582         9,086      31,354          26,393
                                                           ------------- ------------- -----------  --------------

                  Total revenue                                  106,074        82,366     301,204         238,267
                                                           ------------- ------------- -----------  --------------

Costs and expenses:
    Restaurant operating costs:
         Cost of sales                                            28,422        22,517      81,085          65,166
         Labor                                                    29,289        22,156      82,167          64,313
         Operating                                                15,675        12,272      42,807          34,473
         Occupancy                                                 6,273         5,076      17,872          14,686
    Depreciation                                                   5,971         4,284      16,720          12,204
    General and administrative (1)                                10,684         9,147      29,072          26,302
    Preopening                                                     2,476           988       5,419           2,293
    Loss on asset disposals and impairment                           930           306       2,068             538
                                                           ------------- ------------- -----------  --------------

              Total costs and expenses                            99,720        76,746     277,210         219,975
                                                           ------------- ------------- -----------  --------------

Income from operations                                             6,354         5,620      23,994          18,292
Interest income                                                      264           768       1,096           2,223
                                                           ------------- ------------- -----------  --------------

Earnings before income taxes                                       6,618         6,388      25,090          20,515
Income tax expense                                                 2,050         2,121       8,382           6,866
                                                           ------------- ------------- -----------  --------------

Net earnings                                                    $  4,568         4,267      16,708          13,649
                                                           ============= ============= ===========  ==============

Earnings per common share - basic                               $   0.26          0.24        0.94            0.78
Earnings per common share - diluted                                 0.25          0.24        0.93            0.77
Weighted average shares outstanding - basic                       17,823        17,597      17,800          17,535
Weighted average shares outstanding - diluted                     17,920        17,767      17,903          17,733





(1) Includes stock-based compensation of $1,297, $715, $3,221, and $3,047, respectively


           See accompanying notes to consolidated financial statements

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                          (Dollar amounts in thousands)

                                   (unaudited)


                                                                       Nine months ended
                                                                    --------------------------
                                                                    September 28, September 30,
                                                                      2008           2007
                                                                    ---------------------------
Cash flows from operating activities:
    Net earnings                                                     $  16,708           13,649
    Adjustments to reconcile net earnings to cash provided by
     operations:
         Depreciation                                                   16,720           12,204
         Amortization                                                       80              (95)
         Loss on asset disposals and impairment                          2,068              538
         Deferred lease credits                                          1,426            2,221
         Deferred income taxes                                           3,929          (1,359)
         Stock-based compensation                                        3,221           3,047
         Excess tax benefit from the exercise of stock options            (435)           (660)
         Change in operating assets and liabilities, net of effect
          of acquisition:
              Trading securities                                          (164)           (315)
              Accounts receivable                                          (62)           (421)
              Inventory                                                   (327)           (375)
              Prepaid expenses                                             438          (1,860)
              Other assets                                                (429)           (378)
              Unearned franchise fees                                       53             198
              Accounts payable                                           2,519           1,742
              Refundable income tax                                      1,016            (699)
              Accrued expenses                                           1,511           2,355
                                                                    ----------- --------------

                  Net cash provided by operating activities             47,272          29,792
                                                                    ----------- --------------

Cash flows from investing activities:
    Acquisition of property and equipment                              (48,378)        (23,127)
    Acquisition of franchised restaurants                              (23,071)             --
    Purchase of marketable securities                                  (98,984)       (128,782)
    Proceeds of marketable securities                                  125,156         115,333
                                                                    ----------- --------------

                  Net cash used in investing activities                (45,277)        (36,576)
                                                                    ----------- --------------

Cash flows from financing activities:
    Issuance of common stock                                               569             875
    Tax payments for restricted stock units                               (989)         (1,183)
    Excess tax benefit from the exercise of stock options                  435             660
                                                                    ----------- --------------

                  Net cash provided by financing activities                 15             352
                                                                    ----------- --------------

                  Net increase (decrease) in cash and cash
                   equivalents                                           3,010          (6,432)

Cash and cash equivalents at beginning of period                         1,521          11,756
                                                                    ----------- --------------

Cash and cash equivalents at end of period                           $   4,531           5,324
                                                                    =========== ==============


           See accompanying notes to consolidated financial statements

                    BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 28, 2008 AND
                               SEPTEMBER 30, 2007
       (Dollar amounts in thousands, except share and per-share amounts)

(1)   Basis of Financial Statement Presentation

      The consolidated financial statements as of September 28, 2008 and December 30, 2007, and for the three-month and nine-month periods ended September 28, 2008 and September 30, 2007, have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the three-month and nine-month periods ended September 28, 2008 and September 30, 2007 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

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

      The results of operations for the three-month and nine-month periods ended September 28, 2008 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 28, 2008.

(2)   Summary of Significant Accounting Policies

      (a)   Inventories

            Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

            We purchase our products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. We currently have numerous products subject to fixed price contracts. These contracts are typically less than one year in length. When these contracts are up for renewal, we may be exposed to price volatility. The primary food product used by our restaurants and our franchised restaurants is fresh chicken wings. We are currently purchasing chicken wings at market prices. Fresh chicken wings were purchased by us based on a chicken wing contract which fixed 80-90% of our chicken wing purchases at $1.23 per pound. This one-year agreement expired in March 2008. For the third quarter of 2008, fresh chicken wing prices averaged $1.17 per pound. Material increases in fresh chicken wing costs may adversely affect our operating results. For the three-month periods ended September 28, 2008 and September 30, 2007, fresh chicken wings were 19.5% and 23.3%, respectively, of restaurant cost of sales. For the nine-month periods ended September 28, 2008 and September 30, 2007, fresh chicken wings were 20.8% and 23.9%, respectively, of restaurant cost of sales.

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

            Determining which hierarchical level an asset falls within requires significant judgment. We will evaluate our hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of September 28, 2008:



                                                                 Fair Value Measurements
                                                     --------------------------------------------
                                                      Level 1      Level 2     Level 3      Total
                                                     ----------  -----------  ---------    ------
                  Assets
                    Short-term investments (1)        $   1,754   $   18,433  $      --   $ 20,187

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

            SFAS No. 157 requires separate disclosure of assets measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis. As of September 28, 2008, no assets or liabilities were measured at fair value on a nonrecurring basis.

      (c)   Reclassifications

            We revised our common stock issued and outstanding on the balance sheet to eliminate the inclusion of restricted stock units issued but not vested. The amount of common stock of December 30, 2007 was reduced by 276,477 shares to 17,657,020 shares.

(3)   Marketable Securities

      Marketable securities were comprised of the following:


                                                                       As of
                                                             --------------------------
                                                             September 28,  December 30,
                                                                  2008         2007
                                                             ------------- ------------
            Held-to-maturity:
              Municipal securities                           $     20,238  $     23,718
            Available-for-sale:
              Municipal securities                                 18,433        41,206
            Trading:
              Mutual funds                                          1,754         1,589
                                                             ------------  ------------

            Total                                            $     40,425        66,513
                                                             ============  ============

      All held-to-maturity debt securities are due within one year and had aggregate fair values of $20,187 and $23,753 as of September 28, 2008 and December 30, 2007, respectively. Trading securities represents investments held for future needs of a non-qualified deferred compensation plan.

(4)   Property and Equipment

      Property and equipment were comprised of the following:

                                                                       As of
                                                             --------------------------
                                                             September 28,  December 30,
                                                                  2008          2007
                                                             ------------- ------------
            Construction in-process                          $       9,862        1,851
            Buildings                                                5,559        1,601
            Furniture, fixtures, and equipment                      87,539       69,962
            Leasehold improvements                                 114,126       96,315
                                                             ------------- ------------
                                                                   217,086      169,729
            Less accumulated depreciation                          (74,920)     (66,987)
                                                             ------------- ------------
                                                             $     142,166      102,742
                                                             ============= ============


(5)   Stockholders' Equity

      (a)   Stock Options

            We have 3.9 million shares of common stock reserved for issuance under a stock-based compensation plan for employees, officers, and directors. The option price for shares issued under this plan is to be not less than the fair market value on the date of grant. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven to ten years. Nonqualified stock options issued pursuant to the plan have varying vesting periods from immediately to one year and have a contractual life of ten years. Incentive stock options may be granted under this plan until May 15, 2018. We issue new shares of common stock upon exercise of stock options and disbursement of restricted stock units. Option activity is summarized for the nine months ended September 28, 2008 as follows:

                                                               Weighted              Weighted Average
                                           Number               average                 Remaining            Aggregate Intrinsic
                                         of shares          exercise price           Contractual Life                Value
                                     -------------------- --------------------- ---------------------------- -----------------------
      Outstanding, December 30, 2007              176,603  $                5.61                          3.9 $               3,096

      Granted                                      58,272                  24.96
      Exercised                                   (39,297)                  3.54
      Cancelled                                    (8,788)                  7.75
                                     -------------------- --------------------- ---------------------------- -----------------------

      Outstanding, September 28, 2008             186,790                  11.98                          4.4                 5,327
      Exercisable, September 28, 2008             127,293                   6.00                          3.5                 4,391

            The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $40.50 as of the last business day of the quarter ended September 28, 2008, which would have been received by the optionees had all options been exercised on that date. As of September 28, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $529, which is expected to be recognized over a weighted average period of approximately 1.7 years. During the nine-month periods ended September 28, 2008 and September 30, 2007, the total intrinsic value of stock options exercised was $880 and $5,050, respectively. During the nine-month periods ended September 28, 2008 and September 30, 2007, the total fair value of options vested was $70 and $391, respectively.

            The plan has 1,319,143 shares available for grant as of September 28, 2008.

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

            In 2008, we granted restricted stock units subject to cumulative one-year, two-year, and three-year net earnings targets. The number of units that vest each year are based on performance against those targets. The restricted stock units are subject to forfeiture if they have not vested at the end of the three-year period. Stock-based compensation is recognized for the expected number of units vesting at the end of each annual period. Restricted stock units expected to vest at the end of the first year are fully expensed in the first year. Restricted stock units expected to vest at the end of the second year are expensed during the first and second years. Restricted stock units expected to vest at the end of the third year are expensed over all three years. Therefore, the stock-based compensation is more heavily expensed in the first year of the grant.

            Restricted stock units meeting the performance criteria will vest as of the end of our fiscal year. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the minimum employee withholding taxes. Restricted stock units are contingently issuable shares, and the activity for fiscal 2008 is as follows:

                                                                   Weighted
                                                                   average
                                               Number            grant date
                                              of shares          fair value
                                        --------------------- -----------------
      Outstanding, December 30, 2007                 140,692  $           20.92

      Granted                                        329,688              23.21
      Vested                                         (18,151)             23.14
      Cancelled                                       (4,504)             22.43
                                        --------------------- -----------------
      Outstanding, September 28, 2008                447,725              22.50

            As of September 28, 2008, the total stock-based compensation expense related to nonvested awards not yet recognized was $3,366, which is expected to be recognized over a weighted average period of 1.1 years. During the nine-month periods ended September 28, 2008 and September 30, 2007, the total fair value of vested shares were $420 and $372, respectively. The weighted average grant date fair value of restricted stock units granted during the nine months ended September 30, 2007 was $26.92.

      (c)   Employee Stock Purchase Plan

            We have reserved 600,000 shares of common stock for issuance under the Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the first nine months of 2008 and 2007, we issued 18,071 and 12,744 shares of common stock under the plan. As of September 28, 2008, the ESPP has 414,907 shares available for future issuance.

(6) Earnings Per Share

    The following is a reconciliation of basic and fully diluted earnings per share for the three-month and nine-month periods ended September 28, 2008 and September 30, 2007:



                                                Three months ended September 30, 2007
                                                --------------------------------------
                                                  Earnings      Shares      Per-share
                                                (numerator)  (denominator)   amount
                                                ------------ ------------  -----------
Net earnings                                    $      4,267
                                                ------------

         Earnings per common share - basic             4,267    17,596,959       $0.24
Effect of dilutive securities
    Stock options                                         --       170,212
                                                ------------ -------------

         Earnings per common share - diluted    $      4,267    17,767,171        0.24
                                                ============ =============


                                                 Nine months ended September 28, 2008
                                                --------------------------------------
                                                  Earnings      Shares      Per-share
                                                (numerator)  (denominator)   amount
                                                ------------ ------------  -----------

Net earnings                                    $     16,708
                                                ------------

         Earnings per common share - basic                      17,799,752       $0.94
Effect of dilutive securities
    Stock options                                         --       102,772
                                                ------------ -------------

         Earnings per common share - diluted    $     16,708    17,902,524        0.93
                                                ============ =============


                                                 Nine months ended September 30, 2007
                                                --------------------------------------
                                                  Earnings      Shares      Per-share
                                                (numerator)  (denominator)   amount
                                                ------------ ------------  -----------

Net earnings                                    $     13,649
                                                ------------

         Earnings per common share - basic            13,649    17,535,019       $0.78
Effect of dilutive securities
    Stock options                                         --       197,932
                                                ------------ -------------

         Earnings per common share - diluted    $     13,649    17,732,951        0.77
                                                ============ =============

      Shares excluded from the fully diluted calculation because the effect on earnings per common share would have been antidilutive were 505,997 shares and 280,540 shares for the three-month periods ended September 28, 2008 and September 30, 2007, respectively, and 495,965 shares and 280,540 shares for the nine-month periods ended September 28, 2008 and September 30, 2007, respectively.

(7)   Supplemental Disclosures of Cash Flow Information

                                                                                             Nine months ended
                                                                                  ----------------------------------------
                                                                                      September 28,        September 30,
                                                                                           2008                2007
                                                                                  ---------------------- -----------------
              Cash paid during the period for:
                  Income taxes                                                    $                3,498 $           8,537
              Noncash financing and investing transactions:
                  Property and equipment not yet paid for                                          5,122             5,821
                  Tax withholding for restricted stock units                                          --             1,086

(8)   Income Taxes

      We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), on January 1, 2007. The total unrecognized tax benefits reflected on our balance sheet as of September 28, 2008 and December 30, 2007 were $344 and $241, respectively. The increase was due to additions based on tax positions related to the current year. We recognize potential accrued interest and penalties related to unrecognized tax benefits within our operations in income tax expense. The accrual for interest and penalties related to unrecognized tax benefits was $97 at September 28, 2008. Included in the total unrecognized tax benefits at September 28, 2008 and December 30, 2007 are benefits of $235 and $157, respectively, which if recognized would affect the annual effective tax rate. We do not anticipate any significant change to the total unrecognized tax benefits prior to September 27, 2009.

      The Internal Revenue Service has completed its examination of our 2005 U.S. Income Tax Return. No changes to the tax return were reported. With few exceptions, we are no longer subject to state income tax examinations for years before 2005.

(9)   Acquisition of Don Pablo's Locations and Restaurant Impairment

      During February 2008, we acquired certain leases and assets of eight locations from Avado Brands, Inc. for approximately $1,200. Due to this acquisition, we recorded an impairment charge for the assets of a restaurant being relocated. The impairment charge of $395 was recorded in the first quarter of 2008 to the extent that the carrying amount was not considered recoverable based on estimated future discounted cash flows. In the third quarter of 2008, the relocation of this restaurant resulted in a charge of $184 for remaining lease obligations and utilities.

      During the third quarter of 2008, we recorded an impairment charge for the assets of one underperforming restaurant. An impairment charge of $111 was recorded to the extent that the carrying amount of these assets was not considered recoverable based on estimated discounted future cash flows and the underlying fair value of the assets.

(10)  Acquisition of Las Vegas Franchise

      On September 23, 2008, we acquired the assets of nine Buffalo Wild Wings franchised restaurants located in Las Vegas, Nevada. The total purchase price of $23,071, which includes acquisition costs of $426, was paid in cash and was funded by cash and the sale of marketable securities. The acquisition was accounted for as a business combination. The assets acquired were recorded based on their fair values. We recorded goodwill of $10,603 in connection with the acquisition. Intangible assets relating to the reacquisition of a franchise right were $7,040 and will be amortized over the next 14 years. Fixed assets including equipment, leasehold improvements, and a building acquired with the transaction of $4,517 and will be depreciated over their economic useful lives. Inventory, prepaid items, and other assets of $436 were also acquired. Deferred lease credits totaling $475 will be amortized over the length of the leases.

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

Overview

As of September 28, 2008, we owned and operated 187 company-owned and franchised an additional 348 Buffalo Wild Wings(R) Grill & Bar restaurants in 38 states. Of the 535 system-wide restaurants, 86 are located in Ohio. The restaurants have elements of both the quick casual and casual dining styles, both of which are part of a growing industry. Our long-term focus is to grow to a national chain of over 1,000 locations, continuing the strategy of developing both company-owned and franchised restaurants.

Our growth and success depend on several factors and trends. First, we continue to monitor and react to changes in our cost of goods sold. The cost of goods sold is difficult to predict, as it ranged from 29.8% to 31.0% of restaurant sales per quarter in 2008 and 2007, respectively. We are working to counteract the volatility of chicken wing prices with the introduction of popular new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We will continue to monitor the cost of fresh chicken wings, as it can significantly affect our cost of sales and cash flow from company-owned restaurants. We are also exploring purchasing strategies to lessen the severity of cost increases and fluctuations. We are currently purchasing chicken wings at market prices. In March 2007, we had entered into a one-year pricing agreement which fixed 80-90% of our chicken wing purchases at $1.23 per pound. This agreement expired in March 2008. For the third quarter of 2008, fresh chicken wing prices averaged $1.17 per pound. We currently have numerous other products subject to fixed price contracts. These contracts are typically less than one year in length. When these contracts are up for renewal, we may be exposed to price volatility.

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

Our revenue is generated by:

       o Sales at our company-owned restaurants, which were 90% of total revenue in the third quarter of 2008. Food and nonalcoholic beverages accounted for 75% of restaurant sales. The remaining 25% of restaurant sales was from alcoholic beverages. The menu item with the highest sales volume was chicken wings at 20.9% of total restaurant sales.

      o    Royalties and franchise fees received from our franchisees.

We generate cash from the operation of company-owned restaurants and from franchise royalties and fees. We highlight the specific costs associated with the ongoing operation of our company-owned restaurants in the statement of earnings under "Restaurant operating costs." Nearly all of our depreciation expense relates to assets used by our company-owned restaurants. Preopening costs are those costs associated with opening new company-owned restaurants and will vary quarterly based on the number of new locations opened and under construction. Loss on asset disposals and impairment expense is related to company-owned restaurants and includes the impairment of assets due to a relocation and the write-down of miscellaneous assets. Certain other expenses, such as general and administrative, relate to both company-owned and franchising operations.

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Both of the third quarters of 2008 and 2007 consisted of thirteen weeks.

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

                                                                  Three months ended                      Nine months ended
                                                        ---------------------------------------  -----------------------------------
                                                           September 28,       September 30,       September 28,     September 30,
                                                                2008                2007               2008               2007
                                                        -------------------- ------------------  -----------------  ----------------
Revenue:
    Restaurant sales                                                   90.0%              89.0%              89.6%             88.9%
    Franchising royalties and fees                                     10.0               11.0               10.4              11.1
                                                        -------------------- ------------------  -----------------  ----------------

              Total revenue                                           100.0              100.0              100.0             100.0
                                                        -------------------- ------------------  -----------------  ----------------

Costs and expenses:
    Restaurant operating costs:
         Cost of sales                                                 29.8               30.7               30.0              30.8
         Labor                                                         30.7               30.2               30.4              30.4
         Operating                                                     16.4               16.7               15.9              16.3
         Occupancy                                                      6.6                6.9                6.6               6.9
    Depreciation                                                        5.6                5.2                5.6               5.1
    General and administrative                                         10.1               11.1                9.7              11.0
    Preopening                                                          2.3                1.2                1.8               1.0
    Loss on asset disposals and impairment                              0.9                0.4                0.7               0.2
                                                        -------------------- ------------------  -----------------  ----------------

              Total costs and expenses                                 94.0               93.2               92.0              92.3
                                                        -------------------- ------------------  -----------------  ----------------

Income from operations                                                  6.0                6.8                8.0               7.7
Interest income                                                         0.2                0.9                0.4               0.9
                                                        -------------------- ------------------  -----------------  ----------------

Earnings before income taxes                                            6.2                7.8                8.3               8.6
Income tax expense                                                      1.9                2.6                2.8               2.9
                                                        -------------------- ------------------  -----------------  ----------------

Net earnings                                                            4.3                5.2                5.5               5.7
                                                        ==================== ==================  =================  ================

The number of company-owned and franchised restaurants open are as follows:

                                                                                                                   As of
                                                                                                       -----------------------------
                                                                                                       September 28,  September 30,
                                                                                                            2008           2007
                                                                                                       -------------- --------------
Company-owned restaurants                                                                                         187            148
Franchised restaurants                                                                                            348            313


                                                                      Three months ended                  Nine months ended
                                                              ----------------------------------- ----------------------------------
                                                                September 28,     September 30,     September 28,    September 30,
                                                                     2008              2007             2008              2007
                                                              ------------------ ---------------- ----------------- ----------------
Company-owned restaurant sales                                $           95,492           73,280           269,850          211,874
Franchised restaurant sales                                              212,408          180,356           626,018          527,742


Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

                                                            Three months ended                        Nine months ended
                                                ------------------------------------------ ---------------------------------------
                                                    September 28,        September 30,        September 28,       September 30,
                                                        2008                  2007                2008                2007
                                                --------------------- -------------------- ------------------- -------------------
Company-owned same-store sales                                   6.8%                 8.3%                6.4%                8.4%
Franchised same-store sales                                      2.1                  5.9                 2.9                 4.4


The average prices paid per pound for fresh chicken wings are as follows:

                                                                        Three months ended                 Nine months ended
                                                                 --------------------------------- ---------------------------------
                                                                  September 28,    September 30,    September 28,    September 30,
                                                                       2008             2007             2008             2007
                                                                 ---------------- ---------------- ---------------- ----------------
Average price per pound                                         $            1.17             1.24             1.21             1.29


Results of Operations for the Three Months Ended September 28, 2008 and September 30, 2007

Restaurant sales increased by $22.2 million, or 30.3%, to $95.5 million in 2008 from $73.3 million in 2007. The increase in restaurant sales was due to a $17.7 million increase associated with 21 new company-owned restaurants that opened in 2008 and 37 company-owned restaurants opened before 2008 that did not meet the criteria for same-store sales for all or part of the three-month period and $4.5 million related to a 6.8% increase in same-store sales.

Franchise royalties and fees increased by $1.5 million, or 16.5%, to $10.6 million in 2008 from $9.1 million in 2007. The increase was primarily due to additional royalties collected from 29 new franchised restaurants that opened in 2008 and 20 franchised restaurants that opened in the last three months of 2007. Same-store sales for franchised restaurants increased 2.1% in 2008.

Cost of sales increased by $5.9 million, or 26.2%, to $28.4 million in 2008 from $22.5 million in 2007 due primarily to more restaurants being operated in 2008. Cost of sales as a percentage of restaurant sales decreased to 29.8% in 2008 from 30.7% in 2007. The decrease in cost of sales as a percentage of restaurant sales was primarily due to the leverage of food and alcohol costs as a result of menu price increases and lower chicken wing prices. Also, boneless wing sales have increased as a part of our menu mix providing better margins and a corresponding lower cost of goods percentage. The pricing agreement which fixed 80-90% of our chicken wing purchases at $1.23 per pound in the third quarter of 2007 expired in March 2008. For the third quarter of 2008, wing prices averaged $1.17 per pound which was a 5.6% decrease over the same period in 2007.

Labor expenses increased by $7.1 million, or 32.2%, to $29.3 million in 2008 from $22.2 million in 2007 due primarily to more restaurants being operated in 2008. Labor expenses as a percentage of restaurant sales increased to 30.7% in 2008 from 30.2% in 2007. The increase in labor expenses as a percentage of restaurant sales was primarily due to higher management salaries and unit-level bonuses at the restaurants.

Operating expenses increased by $3.4 million, or 27.7%, to $15.7 million in 2008 from $12.3 million in 2007 due primarily to more restaurants being operated in 2008. Operating expenses as a percentage of restaurant sales decreased to 16.4% in 2008 from 16.7% in 2007. The decrease in operating expenses as a percentage of restaurant sales is primarily due to lower local store marketing costs, repair and maintenance costs and general liability insurance costs partially offset by higher natural gas hedging costs for future months.

Occupancy expenses increased by $1.2 million, or 23.6%, to $6.3 million in 2008 from $5.1 million in 2007 due primarily to more restaurants being operated in 2008. Occupancy expenses as a percentage of restaurant sales decreased to 6.6% in 2008 from 6.9% in 2007 due to increased leverage from higher sales volume.

Depreciation increased by $1.7 million, or 39.4%, to $6.0 million in 2008 from $4.3 million in 2007. The increase was primarily due to the additional depreciation on 21 new restaurants opened in 2008, the 14 new restaurants that opened in the last three months of 2007, and the nine restaurants acquired from a franchisee in the third quarter of 2008.

General and administrative expenses increased by $1.5 million, or 16.8%, to $10.7 million in 2008 from $9.1 million in 2007 primarily due to additional headcount and higher payroll. General and administrative expenses as a percentage of total revenue decreased to 10.1% in 2008 from 11.1% in 2007. Exclusive of stock-based compensation, we reduced our general and administrative expenses as a percentage of revenue to 8.9% from 10.2% with lower travel, professional fees, meeting expenses, and better overall leveraging of our general and administrative expenses.

Preopening costs increased by $1.5 million, to $2.5 million in 2008 from $988,000 in 2007. In 2008, we incurred costs of $1.7 million for 12 new company-owned restaurants opened in the third quarter of 2008, $77,000 related to the purchase of nine franchise restaurants, and $516,000 for restaurants that will open in the fourth quarter of 2008 or later. In 2007, we incurred costs of $497,000 for the three new company-owned restaurants opened in the third quarter of 2007, and incurred $479,000 for restaurants that opened in the fourth quarter of 2007 or later. In the fourth quarter of 2008, we expect average preopening costs per restaurant to be $225,000.

Loss on asset disposals and impairment increased by $624,000 to $930,000 in 2008 from $306,000 in 2007. In 2008, the loss was related to the asset impairment of one underperforming restaurant of $110,000, store closing reserves for one restaurant relocated in the quarter of $184,000, disposals related to remodels of $322,000, and the write-off of miscellaneous equipment. In 2007, the loss was due to the write-off of miscellaneous equipment.

Interest income decreased by $504,000 to $264,000 in 2008 from $768,000 in 2007. The decrease was primarily due to lower rates of return on investments. Cash and marketable securities balances at the end of the quarter totaled $45.0 million in 2008 compared to $72.0 million for the third quarter of 2007.

Provision for income taxes was $2.1 million in 2008 and 2007. The effective tax rate as a percentage of income before taxes decreased to 31.0% in 2008 from 33.2% in 2007. The 2008 income tax rate was lower due to changes in estimates for annual tax credits. For the full year 2008, we believe our effective tax rate will be approximately 33.5%.

Results of Operations for the Nine Months Ended September 28, 2008 and September 30, 2007

Restaurant sales increased by $58.0 million, or 27.4%, to $269.9 million in 2008 from $211.9 million in 2007. The increase in restaurant sales was due to a $45.3 million increase associated with 21 new company-owned restaurants that opened in 2008, the nine restaurants acquired from a franchisee on September 23, 2008, and 34 company-owned restaurants opened before 2008 that did not meet the criteria for same-store sales for all or part of the nine-month period and $12.7 million related to a 6.4% increase in same-store sales.

Franchise royalties and fees increased by $5.0 million, or 18.8%, to $31.4 million in 2008 from $26.4 million in 2007. The increase was primarily due to additional royalties collected from 29 new franchised restaurants that opened in 2008 and 20 franchised restaurants that opened in the last three months of 2007. Same-store sales for franchised restaurants increased 2.9% in 2008.

Cost of sales increased by $15.9 million, or 24.4%, to $81.1 million in 2008 from $65.2 million in 2007 due primarily to more restaurants being operated in 2008. Cost of sales as a percentage of restaurant sales decreased to 30.0% in 2008 from 30.8% in 2007. The decrease in cost of sales as a percentage of restaurant sales was primarily due to the leverage of food and alcohol costs as a result of menu price increases and lower fresh chicken wing prices. Also, boneless wing sales have increased as a part of our menu mix providing better margins and a corresponding lower cost of goods percentage. The pricing agreement which fixed 80-90% of our chicken wing purchases at $1.23 per pound in the second and third quarters of 2007 expired in March 2008. For the first nine months of 2008, wing prices averaged $1.21 per pound which was a 6.2% decrease from an average price of $1.29 per pound during the same period in 2007.

Labor expenses increased by $17.9 million, or 27.8%, to $82.2 million in 2008 from $64.3 million in 2007 due primarily to more restaurants being operated in 2008. Labor expenses as a percentage of restaurant sales remained consistent at 30.4% in 2008 and 2007 with lower workers compensation costs offsetting higher management salaries at the restaurant level.

Operating expenses increased by $8.3 million, or 24.2%, to $42.8 million in 2008 from $34.5 million in 2007 due primarily to more restaurants being operated in 2008. Operating expenses as a percentage of restaurant sales decreased to 15.9% in 2008 from 16.3% in 2007. The decrease in operating expenses as a percentage of restaurant sales is primarily due to lower repair and maintenance costs and lower general liability insurance costs partially offset by higher utility charges and natural gas hedging costs for future months.

Occupancy expenses increased by $3.2 million, or 21.7%, to $17.9 million in 2008 from $14.7 million in 2007 due primarily to more restaurants being operated in 2008. Occupancy expenses as a percentage of restaurant sales decreased to 6.6% in 2008 from 6.9% in 2007.

Depreciation increased by $4.5 million, or 37.0%, to $16.7 million in 2008 from $12.2 million in 2007. The increase was primarily due to the additional depreciation on 21 new restaurants opened in 2008, the nine restaurants acquired from a franchisee on September 23, 2008, and the 14 new restaurants that opened in the last three months of 2007. Accelerated depreciation related to three relocations as part of the conversion of Don Pablo's sites also contributed to the increase.

General and administrative expenses increased by $2.8 million, or 10.5%, to $29.1 million in 2008 from $26.3 million in 2007 primarily due to additional headcount and higher payroll and travel-related expenditures. General and administrative expenses as a percentage of total revenue decreased to 9.7% in 2008 from 11.0% in 2007. Exclusive of stock-based compensation, we reduced our general and administrative expenses as a percentage of revenue to 8.6% from 9.8% with lower professional fees, conference costs, and better leverage of our wage-related expenses.

Preopening costs increased by $3.1 million, to $5.4 million in 2008 from $2.3 million in 2007. In 2008, we incurred costs of $4.6 million for 21 new company-owned restaurants opened in the first nine months of 2008, $77,000 related to the purchase of nine franchise restaurants, and $709,000 for restaurants that will open in the fourth quarter of 2008 or later. In 2007, we incurred costs of $1.8 million for the nine new company-owned restaurants opened in the first nine months of 2007, and incurred $484,000 for restaurants that opened in the fourth quarter of 2007 or later.

Loss on asset disposals and impairment increased by $1.5 million to $2.1 million in 2008 from $538,000 in 2007. In 2008, we impaired the assets of two restaurants for $506,000 and incurred store closing costs for one restaurant being relocated for $184,000. The remaining loss was related to the HDTV upgrades, remodels, and the write-off of miscellaneous equipment. In 2007, the loss was due to the write-off of miscellaneous equipment.

Interest income decreased by $1.1 million to $1.1 million in 2008 from $2.2 million in 2007. The decrease was primarily due to lower rates of return on our investments. Cash and marketable securities balances at the end of the quarter totaled $45.0 million in 2008 compared to $72.0 million for the third quarter of 2007.

Provision for income taxes increased $1.5 million to $8.4 million in 2008 from $6.9 million in 2007. Our effective tax rate was approximately the same at 33.4% in 2008 and 33.5% in 2007.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for new restaurant construction, remodeling and maintaining our existing company-owned restaurants, working capital, and other general business needs. We fund these expenses primarily with cash from operations. The cash and marketable securities balance at September 28, 2008 was $45.0 million. We invest our marketable securities balances in debt securities with the focus on protection of principal, adequate liquidity, and maximization of after-tax returns. As of September 28, 2008, nearly all excess cash was invested in high-quality municipal securities.

For the nine months ended September 28, 2008, net cash provided by operating activities was $47.8 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, and an increase in accounts payable, accrued expenses, and refundable income taxes. The increase in accounts payable is due to an increase in the number of restaurants and the timing of payments. The increase in income taxes was due to the timing of income tax payments. The increase in accrued expenses was due to accruals for fuel hedges that will be settled in future quarters as well as activity related to additional restaurants.

For the nine months ended September 30, 2007, net cash provided by operating activities was $29.8 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, and an increase in accounts payable and accrued expenses. The increase in accounts payable was due to a greater number of restaurants open and higher seasonal sales activity and corresponding purchases. The increase in accrued expenses was primarily due to higher accrued incentive compensation and activity from more restaurants.

For the nine months ended September 28, 2008 and September 30, 2007, net cash used in investing activities was $44.8 million and $36.6 million, respectively. Investing activities included purchases of property and equipment related to the opening of new company-owned restaurants and restaurants under construction in both periods. During the first nine months of 2008, we purchased nine Las Vegas franchised locations for $22.6 million and opened 21 new restaurants. During the first nine months of 2007, we opened nine restaurants. In the fourth quarter of 2008, we expect capital expenditures to be approximately $1.5 million per location for approximately 10 to 12 new company-owned restaurants. In 2008, we purchased $99.0 million of marketable securities and received proceeds of $125.2 million as these investments matured or were sold. In 2007, we purchased $128.8 million of marketable securities and received proceeds of $115.3 million as these investments matured or were sold.

For the nine months ended September 28, 2008 and September 30, 2007, net cash provided by financing activities was $15,000 and $352,000, respectively. Net cash provided by financing activities for the first nine months of 2008 resulted from proceeds from the exercise of stock options of $569,000 and the excess tax benefit from stock issuance of $435,000, offset by tax payments for restricted stock units of $989,000. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2008. Net cash provided by financing activities for the first nine months of 2007 resulted in proceeds from the exercise of stock options of $875,000 and excess tax benefits from stock issuance of $660,000, offset by tax payments for restricted stock units of $1.2 million.

Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. We own a few of the buildings in which our restaurants operate and, therefore, have limited ability to enter into sale-leaseback transactions as a potential source of cash.

The following table presents a summary of our contractual operating lease obligations and commitments as of September 28, 2008:


                                                                                   Payments Due By Period (in thousands)
                                                                         -----------------------------------------------------------
                                                                            Less than                                    After 5
                                                            Total            One year       1-3 years     3-5 years       years
                                                      ------------------ ---------------- -------------- ------------ --------------
Operating lease obligations                           $          194,507           23,211         43,952       39,663         87,681
Lease commitments for restaurants under development               44,122            2,296          6,488        6,506         28,832
                                                      ------------------ ---------------- -------------- ------------ --------------

Total                                                 $          238,629           25,507         50,440       46,169        116,513
                                                      ================== ================ ============== ============ ==============

We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Our future cash flows related to income tax uncertainties amount to $344,000. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

                     Risk Factors/Forward-Looking Statements

The foregoing discussion and other statements in this report contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as "anticipate," "believe," "estimate," "expect," "intend," "may," "could," "possible," "plan," "project," "will," "forecast" and similar words or expressions. Our forward-looking statements generally relate to our long-term goal of over 1,000 locations, efforts to manage cost of sales particularly related to chicken wing costs, plans for entry into new markets, expansion and improving existing markets, estimated tax rates for 2008, expected store openings for 2008, anticipated capital expenditures for new and remodeled restaurants, our expectations regarding preopening costs, sources of funding and cash requirements, and our belief that our investment policy restrictions mitigate our market risk on our investment portfolio. Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the following risk factors (each of which is discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 30, 2007):

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

o General economic conditions may affect consumer discretionary spending and harm our performance.

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. We use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. We currently have numerous products subject to fixed price contracts. These contracts are typically less than one year in length. When these contracts are up for renewal, we may be exposed to price volatility. The primary food product used by company-owned and franchised restaurants is fresh chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of popular new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. We are currently purchasing chicken wings at market prices. In March 2007, we entered into a one-year pricing agreement with one of our chicken suppliers which limited the price volatility that we had experienced in our quarterly cost of sales percentage. This one-year agreement expired in March 2008. If there is a significant rise in the price of fresh chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. Fresh chicken wings accounted for approximately 19.5% and 23.3% of our cost of sales in the third quarter of 2008 and 2007, respectively, with a quarterly average price per pound of $1.17 and $1.24, respectively.

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


Date: November 7, 2008          BUFFALO WILD WINGS, INC.


                               By: /s/ Sally J. Smith
                                   --------------------------------------------
                                   Sally J. Smith, President and Chief Executive Officer
                                   (principal executive officer)


                               By: /s/ Mary J. Twinem
                                   ---------------------------------------------
                                   Mary J. Twinem, Executive Vice President,
                                   Chief Financial Officer and Treasurer
                                   (principal financial and accounting officer)

                                  EXHIBIT INDEX

                            BUFFALO WILD WINGS, INC.
                 FORM 10-Q FOR QUARTER ENDED SEPTEMBER 28, 2008

Exhibit
Number     Description
--------   ---------------------------------------------------------------------
   10.1 Employment Agreement dated September 16, 2008 with Sally J. Smith (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on September 22, 2008)*

   10.2 Employment Agreement dated September 16, 2008 with Mary J. Twinem (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on September 22, 2008)*

   10.3 Employment Agreement dated September 16, 2008 with James M. Schmidt (incorporated by reference to Exhibit 10.3 to our Form 8-K filed on September 22, 2008)*

   10.4 Employment Agreement dated September 16, 2008 with Judith A. Shoulak (incorporated by reference to Exhibit 10.4 to our Form 8-K filed on September 22, 2008)*

   10.5 Employment Agreement dated September 16, 2008 with Kathleen M. Benning (incorporated by reference to Exhibit 10.5 to our Form 8-K filed on September 22, 2008)*

   10.6 Form of Amendment to Notice of Restricted Stock Unit Award Relating to Awards in Fiscal Years 2006 and 2007 to Executive Officers (incorporated by reference to Exhibit 10.6 to our Form 8-K filed on September 22, 2008)*

   10.7    Employment Agreement dated September 16, 2008 with Linda G. Traylor*

   10.8    Employment Agreement dated September 16, 2008 with Mounir N. Sawda*

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