Form 10-K
period 2008-12-28
BUFFALO WILD WINGS INC
filed 2009-02-27
CIK 1062449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 28, 2008
or
☐	Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission File Number: 000-24743

BUFFALO WILD WINGS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	No. 31-1455915
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

5500 Wayzata Boulevard, Suite 1600, Minneapolis, MN 55416
(Address of Principal Executive Offices)

Registrant’s telephone number (952) 593-9943

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐ NO ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, ” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

          The aggregate market value of the voting stock held by non-affiliates was $449 million based on the closing sale price of the Company’s Common Stock as reported on the NASDAQ Stock Market on June 27, 2008.

          The number of shares outstanding of the registrant’s common stock as of February 19, 2009: 17,887,419 shares.

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

General

          References in this document to “Buffalo Wild Wings,” “company,” “we,” “us” and “our” refer to the business of Buffalo Wild Wings, Inc. and our subsidiaries. We maintain an Internet website address at www.buffalowildwings.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as they are reasonably available after these materials are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). These materials are also accessible on the SEC’s web site at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information for the Public Reference Room by calling the SEC at 1-800-SEC-0330.

          We are an established and growing owner, operator and franchisor of restaurants featuring a variety of boldly-flavored, cravable menu items including our Buffalo, New York-style chicken wings spun in any of our 14 signature sauces. Our restaurants create a welcoming neighborhood atmosphere that includes an extensive multi-media system, a full bar and an open layout, which appeals to sports fans and families alike. We differentiate our restaurants by the social environment we create and the connection we make with our team members, guests and the local community. Our guests have the option of watching sporting events or other popular programs on our projection screens and approximately 40 additional televisions, playing Buzztime® Trivia or video games. The open layout of our restaurants offers dining and bar areas that provide distinct seating choices for sports fans and families. Our unique service model, which provides the flexibility of ordering at the counter or table, allows our guests to customize their Buffalo Wild Wings® experience to meet their time demands, service preferences or the experience they are seeking of a workday lunch, a dine-in dinner, a take-out meal, an afternoon or evening enjoying a sporting event or a late-night craving. Buffalo Wild Wings® restaurants are the place people want to be; where any excuse to get together is a good one.

          Buffalo Wild Wings® restaurants have widespread appeal and have won dozens of “Best Wings” and “Best Sports Bar” awards across the country. Our menu, competitively priced between the quick casual and casual dining segments, features chicken wings, boneless wings, and other items including chicken tenders, Wild Flatbreads™, popcorn shrimp, specialty hamburgers and sandwiches, wraps, Buffalito® soft tacos, appetizers and salads. Our made-to-order menu items are enhanced by the bold flavor profile of our 14 signature sauces, ranging from Sweet BBQ™ to Blazin’®. Our restaurants offer approximately 20 domestic and imported beers on tap, including several local or regional micro-brews and a wide selection of bottled beers, wines, and liquor. This award-winning food and memorable experience drives guest visits and loyalty.

          We have established our brand through coordinated marketing and operational execution that ensures brand recognition and quality and consistency throughout our concept. These efforts include marketing programs and irreverent, award-winning advertising to support both our company-owned and franchised restaurants. We also prominently feature our trademark Buffalo insignia and yellow and black colors and trade dress in our restaurants and brand our company materials. Our concept is further strengthened by our emphasis on operational excellence supported by stringent operating guidelines and comprehensive employee training in both company-owned and franchised restaurants.

          Buffalo Wild Wings was founded in 1982 at a location near The Ohio State University. Our original name was Buffalo Wild Wings & Weck® and we became more popularly known as bw-3®. In 1991, we began our franchising program. In 2003, we completed an initial public offering and became a publicly-held company.

Our Concept and Business Strategy

          Our goal is to continue to grow and develop the Buffalo Wild Wings Grill & Bar® concept into a leading national restaurant chain. To do so, we plan to execute the following strategies:

•	Open restaurants in new and existing markets;

•	Offer boldly-flavored menu items with broad appeal;

•	Create an inviting, neighborhood atmosphere;

•	Continue to strengthen the Buffalo Wild Wings® brand;

•	Focus on operational excellence; and

•	Increase same-store sales and average unit volumes.

Growth Strategy

          Our growth strategy involves opening company-owned and franchised restaurants in both new and existing markets. We believe that we have established the necessary infrastructure and control systems to support our disciplined growth strategy and that our concept can support over 1,000 restaurants in the United States. We have developed procedures for identifying new market opportunities, determining our expansion strategy in those markets and identifying sites for company-owned and franchised restaurants. Our growth strategy is moving toward a mix of approximately 40% company-owned restaurants and approximately 60% franchised restaurants. At the end of 2009, we anticipate that approximately 36% of the restaurants will be company-owned.

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

The Buffalo Wild Wings® Menu

          Our restaurants feature a variety of menu items including our Buffalo, New York-style chicken wings spun in one of our signature sauces from sweet to screamin’ hot: Sweet BBQ™, Teriyaki™, Mild™, Parmesan Garlic™, Medium™, Honey BBQ™, Spicy Garlic™, Asian Zing®, Caribbean Jerk™, Hot BBQ™, Hot™, Mango Habanero™, Wild® and Blazin’®. Our fresh chicken wings can be ordered in sizes ranging from six to 100 wings, with larger orders available for parties. Our sauces complement and distinguish our chicken wings to create a bold flavor profile for our guests. In addition to chicken wings and boneless wings, our menu features a wide variety of food items including chicken tenders, Wild Flatbreads™, popcorn shrimp, specialty hamburgers and sandwiches, wraps, Buffalito® soft tacos, finger foods and salads. We also provide a 12 & Under Menu for kids.

          Our restaurants feature a full bar which offers an extensive selection of approximately 20 domestic and imported beers on tap as well as bottled beers, wine and liquor. Additionally, in order to continually improve our menu, our research and development department continuously tests and implements new menu items. Our goal is to balance the established menu offerings that appeal to our loyal guests with new menu items that increase guest frequency and attract new guests.

Restaurant Atmosphere and Layout

          Our restaurants are designed to provide an inviting neighborhood atmosphere and allow our guests the flexibility to customize their dining experience. The inviting and energetic environment of our restaurants is created using furnishings that can be easily rearranged to accommodate parties of various sizes. Our restaurants also feature distinct dining and bar areas with many of the restaurants having patio seating.

          We strategically place approximately 40 televisions and up to 13 projection screen televisions throughout the restaurant to allow for easy viewing. These televisions, combined with our sound system, Buzztime® Trivia and assorted video games, provide a source of entertainment for our guests and reinforce the energetic nature of our concept. We tailor the content and volume of our video and audio programming to reflect our guests’ tastes. We believe the design of our restaurants enhances our guests’ experiences, drives repeat visits and solidifies the broad appeal of our concept.

          All of our menu items are made-to-order and are available for take-out, which approximated 14% of restaurant sales for company-owned restaurants in 2008. Many of our restaurants have separate parking spots for our take-out guests.

Current Restaurant Locations

          As of December 28, 2008, we owned or franchised 560 Buffalo Wild Wings restaurants in 38 states, of which 197 were company-owned and 363 were franchised. In 2009, our goal is to achieve 15% unit growth and open approximately 84 new company-owned and franchised restaurants.

          Our company-owned restaurants range in size from 4,500 to 9,800 square feet, with an average of approximately 5,700 square feet for restaurants that have opened in the last three years. We anticipate that future restaurants will range in size from 4,500 square feet to 6,500 square feet with an average cash investment per restaurant of approximately $1.5 million, excluding preopening expenses of approximately $225,000. From time to time, we expect that our restaurants may be smaller or larger or cost more or less than our targeted range, depending on the particular circumstances of the selected site or market. Also, from time to time, we expect to purchase the building or the land and building for certain restaurants, in which case the cash investment would be significantly higher. In 2008, we acquired eight restaurants from Avado Brands which are larger than our typical restaurant, ranging from 6,500 square feet to 9,800 square feet.

          Our restaurants are typically open on a daily basis from 11 a.m. to 2 a.m., although closing times vary depending on the day of the week and city and state regulations governing the sale of alcoholic beverages. Our franchise agreements require franchisees to operate their restaurants for a minimum of 12 hours a day.

Site Selection and Development

          Our site selection process is integral to the successful execution of our growth strategy. We have processes for identifying, analyzing and assigning undeveloped markets for both company-owned and franchise development. Once a market is assigned, we use a trade area and site selection evaluation system, which has been customized for the requirements of the Buffalo Wild Wings® system, to assist in identifying suitable trade areas within that market and suitable sites within identified trade areas. Criteria examined to determine appropriate trade areas include the presence of a casual dining corridor, projected growth within the trade area, the locations of key big box retailers, key demographics and population density, drive time and trade area analysis and other quantitative and qualitative measures. Once a suitable trade area is identified, we examine site-specific details including visibility, signage, access, ability to get trade dress, and parking. Final approval by one or more members of our executive management team is required for each company-owned site. At least one senior franchise executive reviews each franchise site.

Marketing and Advertising

          We have created a unique marketing program designed to communicate a distinctive and consistent brand that differentiates Buffalo Wild Wings® restaurants from our competitors and that showcases our food and our brand in a fun and energetic atmosphere. These efforts include national marketing campaigns and irreverent, award-winning advertising to support both our company-owned and franchised restaurants. The primary goal of these efforts is to build brand awareness throughout the United States. In addition, advertising campaigns are also designed to: i) drive positive same-store sales through additional visits by our existing guests and visits by new guests, ii) increase margins, iii) increase average order size, and iv) support strong restaurant openings.

          Marketing Campaigns. Our primary marketing campaigns focus on our experience or a particular menu item, day or daypart in an attempt to drive traffic and build brand awareness. For example, in 2008 we promoted the rollout of our new Slammers™ and Wild Flatbreads™ menu items as well as developed two new TV commercials highlighting why YOU HAVE TO BE HERE® at Buffalo Wild Wings. Our secondary marketing campaigns focus on reaching beyond the core Buffalo Wild Wings® guest. Given our strategy to be a neighborhood destination, community marketing is also a key to driving sales and developing brand awareness in each market. Our restaurants actively sponsor local sporting teams and sporting events to drive guest traffic associated with those activities.

          Advertising. Our media advertising focuses on positioning the Buffalo Wild Wings® brand as an inviting neighborhood dining location. Our commercials, print advertisements and radio spots are irreverent by design and have been recognized in the restaurant and advertising industries for their creativity.

          Franchise Involvement. System-wide campaigns and promotions are developed and implemented with input from the Buffalo Wild Wings National Advertising Advisory Board. This volunteer board includes six franchisees, elected annually by their peers, and meets regularly to review marketing strategies, provide input on advertising messages and vendor co-op programs, and discuss marketing objectives.

Operations

          Our management team strives for operational excellence by recruiting, developing and supporting our highly qualified management teams and employees and implementing operational standards and best practices within our restaurants.

          Restaurant Management. Our management structure consists of a General Manager, one Assistant General Manager and up to four other managers depending on sales volume of the restaurant. We utilize Regional Managers to oversee our General Managers in our company-owned locations, ensuring that they receive the training and support necessary to effectively operate their restaurants. Currently, we have 31 Regional Managers who oversee three to ten restaurants each. As we expand geographically, we expect to add additional Regional Managers. Similarly, our franchised restaurants receive operational guidance from our twelve Franchise Consultants, who oversee 15 to 50 restaurants each. We have seven Directors of Operations who provide leadership to the Regional Managers and Franchise Consultants.

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

          Training. We provide thorough training for management and hourly Team Members, with the goal of providing an excellent guest experience based on our service, food quality and engaging environment.

          Our managers are trained using a hands-on education process during a seven-week period at one of our Certified Training Restaurants. During this training period, our manager trainees work in every aspect of the business, including both hourly and management functions. In addition, our General Managers and high-potential Assistant General Managers attend an off-site management skills class.

          Our hourly Team Members complete a comprehensive position certification process. Station certification requires 16 to 20 hours of hands-on training. Team Members must also successfully pass position validations, menu certifications, responsible alcohol service training, and training on the safe handling of food.

          Team Members who have demonstrated outstanding performance are provided opportunities for career advancement. Those with a high level of knowledge in one or more positions within the restaurant are encouraged to apply to enter the Wing Certified Trainer (WCT) program. The WCT candidate completes a training plan, which includes developing and evaluating his/her ability to train and influence the performance of Team Members. Our objective is to have at least four WCTs in each restaurant. Team Members who have performed successfully as Wing Certified Trainers in three or more station areas can apply to become All-Star Trainers. Our All-Star Trainers have the opportunity to travel around the country to assist with training at new restaurant openings.

          Further, Team Members with management potential can participate in the Shift Leader program, which is a developmental program that provides hourly Team Members with the opportunity to build and demonstrate leadership capabilities while providing the restaurants with leaders who are trained to support management. The Shift Leader program helps us to identify talent and build bench strength throughout the organization – through the selection and training of those who have demonstrated the initiative, desire, behaviors and competencies necessary for success in restaurant management, or other positions of leadership.

          Career Opportunities. Through our dynamic and progressive training programs, we are able to motivate and retain our field operations team by providing them with opportunities for increased responsibilities and advancement. In addition, we offer performance-based cash incentives tied to sales, profitability and qualitative measures such as guest and team-related metrics. We strive for a balance of internal promotion and external hiring. This provides us with the ability to retain and grow our Team Members and to infuse our organization with talented individuals from outside of Buffalo Wild Wings.

          Recruiting. We actively recruit and select individuals who demonstrate enthusiasm and dedication and who share our passion for high quality guest service delivered through teamwork and commitment. To attract high caliber managers, we have developed a competitive compensation plan that includes a base salary and an attractive benefits package, including participation in a management incentive plan that rewards managers for achieving store performance objectives.

Food Preparation, Quality Control and Purchasing

          We strive to maintain high quality standards. Our systems are designed to protect our food supply at all times, from procurement through the preparation process. We provide detailed specifications to suppliers for our food ingredients, products and supplies. Our restaurant managers are certified in a comprehensive food safety and sanitation course, ServSafe, developed by the National Restaurant Association Educational Foundation.

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

          T. Marzetti Company produces our signature sauces, and they maintain sufficient inventory levels to ensure consistent supply to our restaurants. We have a confidentiality agreement with Marzetti which prevents our sauces from being supplied to, or manufactured for, anyone else.

          Fresh chicken wings are an important component of our cost of sales. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of popular new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. We currently purchase our chicken wings at market price. If a satisfactory long-term pricing agreement for chicken wings were to arise, we would consider locking in prices to reduce our price volatility.

Restaurant Franchise Operations

          Our concept continues to attract a strong group of franchisees, many of whom have substantial prior restaurant operations experience. Our franchisees execute a separate franchise agreement for each restaurant opened, typically providing for a 20-year initial term, with an opportunity to enter into a renewal franchise agreement subject to certain conditions. The initial franchise fee for a single restaurant is $42,500. If a franchisee signs an area development agreement, the initial franchise fee is $42,500 for the first restaurant and $30,000 for each subsequent restaurant. If the franchisee is an existing franchisee who has operated a restaurant for a minimum of one year and is signing an area development agreement, the initial franchise fee is $30,000 for the first restaurant and $25,000 for each subsequent restaurant. If the franchisee signs a franchise agreement for a restaurant whose trade area is wholly within the designated area of another restaurant they own, the franchisee will only reimburse the costs incurred by us in assisting with the restaurant opening, and need not pay an initial franchise fee.

          Franchisees also pay us a royalty fee of 5.0% of their restaurant sales. Franchise agreements typically allow us to assess franchisees an advertising fee in the amount of 3.5% of their restaurant sales, of which 3.0% was contributed to our Advertising Fund in 2008 and the remaining 0.5% was spent directly by the franchisee in the applicable local market. Our current form of franchise agreement permits us to increase the required contribution to the Advertising Fund by 0.5% once every three years. The amount contributed to the Advertising Fund increased from 2.5% to 3.0% on December 26, 2005 and is not expected to increase in 2009.

          All of our franchise agreements require that each franchised restaurant be operated in accordance with our defined operating procedures, adhere to the menu established by us, meet applicable quality, service, health and cleanliness standards and comply with all applicable laws. We ensure these high standards are being followed through a variety of means including mystery shoppers and announced and unannounced quality assurance inspections by our franchise consultants. We may terminate the franchise rights of any franchisee who does not comply with our standards and requirements. We believe that maintaining superior food quality, an inviting and energetic atmosphere and excellent guest service are critical to the reputation and success of our concept; therefore, we aggressively enforce the contractual requirements of our franchise agreements.

          The area development agreement establishes the number of restaurants that must be developed in a defined geographic area and the deadlines by which these restaurants must open. For area development agreements covering three to seven restaurants, restaurants are often required to open in approximately 12-month intervals. For larger development agreements, the interval is typically shorter. The area development agreement can be terminated by us if, among other reasons, the area developer fails to open restaurants on schedule.

          We work hard to maintain positive and productive relationships with our franchisees. In 2005, we formed the Buffalo Wild Wings Leadership Council, which is an advisory board made up of six franchisees elected by their peers that meets three times a year with our senior leaders.

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

Competition

          The restaurant industry is intensely competitive. We compete on the basis of the taste, quality and price of food offered, guest service, ambience, location, and overall dining experience. We believe that our attractive price-value relationship, the atmosphere of our restaurant, our flexible service model and the quality and distinctive flavor of our food enable us to differentiate ourselves from our competitors. We believe we compete primarily with local and regional sports bars and casual dining and quick casual establishments, and to a lesser extent with quick service restaurants such as wing-based take-out concepts. Many of our direct and indirect competitors are well-established national, regional or local chains and some have substantially greater financial and marketing resources than we do. We also compete with other restaurant and retail establishments for site locations and restaurant employees.

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

          We and our franchisees are also subject to laws governing our relationships with employees, including laws and regulations relating to benefits, wages, hours, workers’ compensation insurance, unemployment and other taxes, working and safety conditions and citizenship or immigration status. We may also be subject in certain states to “dram-shop” statutes, which generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. In addition, we are subject to various state and federal laws relating to the offer and sale of franchises and the franchisor-franchisee relationship. In general, these laws and regulations impose specific disclosure and registration requirements prior to the sale and marketing of franchises and regulate certain aspects of the relationship between franchisor and franchisee.

Employees

          As of December 28, 2008, we employed approximately 12,000 employees. We have 1,000 full-time and 10,800 part-time employees working in our company-owned restaurants and 200 employees based out of our home office or field support management positions. Our employees are not covered by any collective bargaining agreement, and we have never experienced an organized work stoppage or strike. We believe that our working conditions and compensation packages are competitive and consider our relations with our employees to be good.

Executive Officers

          The following sets forth certain information about our executive officers:

          Sally J. Smith, 51, has served as our Chief Executive Officer and President since July 1996 and as a director since August 1996. She served as our Chief Financial Officer from 1994 to 1996. Prior to joining Buffalo Wild Wings, she was the Chief Financial Officer of Dahlberg, Inc., the manufacturer and franchisor of Miracle-Ear hearing aids, from 1983 to 1994.

Ms. Smith began her career with KPMG LLP, an international accounting and auditing firm. Ms. Smith holds an inactive CPA license. She serves on the boards of the National Restaurant Association and Alerus Financial Corporation.

          Mary J. Twinem, 48, has served as our Executive Vice President, Chief Financial Officer and Treasurer since July 1996. She served as our Controller from January 1995 to July 1996. Ms. Twinem also served as a director on our Board from June 2002 to September 2003. Prior to joining Buffalo Wild Wings, she served as the Director of Finance/Controller of Dahlberg, Inc. from 1989 to December 1994. Ms. Twinem began her career in public accounting and holds an inactive CPA license.

          Kathleen M. Benning, 46, has served as our Senior Vice President, Marketing and Brand Development since January 2002. She joined us in March 1997 as Vice President of Marketing. From 1992 to 1997, Ms. Benning was employed by Nemer, Fieger & Associates, an advertising agency, where she was a partner from 1994 to 1997.

          Mounir N. Sawda, 51, has served as our Senior Vice President, Franchise and Development since August 2007. Prior to joining us, Mr. Sawda managed his own consulting company from 2005 to 2007. From 1998 to 2005, Mr. Sawda served in various executive positions at Denny’s Corporation, most recently as Vice President Development, Property Management, Construction and Facilities. From 1984 to 1993 and from 1996 to 1997, Mr. Sawda held several positions with Burger King Corporation. From 1993 to 1996, Mr. Sawda worked with Hanna International in Saudi Arabia.

          James M. Schmidt, 49, has served as our Executive Vice President since December 2006 and as General Counsel since April 2002. He served as either Vice President or Senior Vice President from April 2002 until December 2006. Mr. Schmidt has also served as our Secretary since September 2002, and he served as a director on our Board from 1994 to September 2003. From 1985 to 2002, Mr. Schmidt was an attorney with the law firm of Robbins, Kelly, Patterson & Tucker, which provides legal services to us from time to time.

          Judith A. Shoulak, 49, has served as our Senior Vice President, Operations since March 2004. She served as our Senior Vice President, Human Resources from January 2003 to February 2004 and as Vice President of Human Resources from October 2001 to January 2003. From 1993 to 2001, Ms. Shoulak served as Vice President of Field Human Resources of OfficeMax Incorporated.

          Linda G. Traylor, 57, has served as our Senior Vice President, Human Resources since October 2006. Prior to joining us, Ms. Traylor managed her own consulting company, LG Traylor & Associates from 2005 to 2006. From 2001 to 2005, Ms. Traylor served as Senior Vice President, Human Resources of Denny’s Corporation and as its Vice President, Human Resources Planning and Development from 1995 to 2001. From 1979 to 1995, Ms. Traylor held various leadership positions with Burger King Corporation.

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

          The primary food product used by our company-owned and franchised restaurants is fresh chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of popular new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. We currently purchase our chicken wings at market price. If a satisfactory long-term pricing agreement for chicken wings were to arise, we would consider locking in prices to reduce our price volatility. Fresh chicken wing prices in 2008 averaged 4.7% lower than 2007 as the average price per pound dropped to $1.22 in 2008 from $1.28 in 2007. If there is a significant rise in the price of fresh chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. For example, fresh chicken wings accounted for approximately 21%, 24%, and 24% of our cost of sales in 2008, 2007, and 2006, respectively, with an annual average price per pound of $1.22, $1.28, and $1.17, respectively. A 10% increase in the fresh chicken wing costs for 2008 would have increased restaurant cost of sales by approximately $2.3 million. If the avian flu were to affect our supply of chicken wings, our operations may be negatively impacted, as prices may rise due to limited supply. Additional information related to chicken wing prices is included in Item 7 under “Results of Operations.”

          If we are unable to successfully open new restaurants, our revenue growth rate and profits may be reduced.

          To successfully expand our business, we must open new Buffalo Wild Wings® restaurants on schedule and in a profitable manner. In the past, we and our franchisees have experienced delays in restaurant openings and we may experience similar delays in the future. Delays or failures in opening new restaurants could hurt our ability to meet our growth objectives, which may affect our results of operations, the expectations of securities analysts and shareholders and thus our stock price. We cannot guarantee that we or our franchisees will be able to achieve our expansion goals. Further, any restaurants that we, or our franchisees, open may not achieve operating results similar or better than our existing restaurants. If we are unable to generate positive cash flow from a new restaurant, we may be required to recognize an impairment loss with respect to the assets for that restaurant. Our ability to expand successfully will depend on a number of factors, many of which are beyond our control. These factors include:

•	Locating suitable restaurant sites in new and existing markets;

•	Having adequate restaurant sites due to tightening credit markets;

•	Negotiating acceptable lease or purchase terms for new restaurants;

•	Recruiting, training and retaining qualified home office, field and restaurant personnel;

•	Attracting and retaining qualified franchisees;

•	Cost effective and timely planning, design and build-out of restaurants;

•	Obtaining building materials and hiring satisfactory construction contractors;

•	Obtaining and maintaining required local, state and federal governmental approvals and permits related to the construction of the sites and the sale of food and alcoholic beverages;

•	Creating guest awareness of our restaurants in new markets;

•	Competition in new and existing markets; and

•	General economic conditions.

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

          Our expansion plans depend on opening restaurants in new markets where we or our franchisees have little or no operating experience. We may not be successful in operating our restaurants in new markets on a profitable basis. The success of these new restaurants will be affected by the different competitive conditions, consumer tastes and discretionary spending patterns of the new markets as well as our ability to generate market awareness of the Buffalo Wild Wings® brand. Sales at restaurants opening in new markets may take longer to reach average annual restaurant sales, if at all, thereby affecting their profitability.

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

          Currently, approximately 65% of our restaurants are franchised. Franchising royalties and fees represented approximately 10.1%, 11.2% and 11.2% of our revenues during fiscal 2008, 2007, and 2006, respectively. Our performance depends upon (i) our ability to attract and retain qualified franchisees, (ii) the franchisees’ ability to execute our concept and capitalize upon our brand recognition and marketing, and (iii) franchisees’ ability to timely develop restaurants. We may not be able to recruit franchisees who have the business abilities or financial resources necessary to open restaurants on schedule, or who will conduct operations in a manner consistent with our concept and standards. Also, our franchisees may not be able to operate restaurants in a profitable manner.

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

          The restaurant industry is intensely competitive. We believe we compete primarily with regional and local sports bars, casual dining and quick casual establishments, and to a lesser extent, quick service wing-based take-out concepts. Many of our direct and indirect competitors are well-established national, regional or local chains with a greater market presence than us. Further, some competitors have substantially greater financial, marketing and other resources than us. In addition, independent owners of local or regional establishments may enter the wing-based restaurant business without significant barriers to entry and such establishments may provide price competition for our restaurants. Competition in the casual dining, quick casual and quick service segments of the restaurant industry is expected to remain intense with respect to price, service, location, concept and the type and quality of food. We also face intense competition for real estate sites, qualified management personnel and hourly restaurant staff.

          A reduction in vendor allowances currently received could affect our costs of goods sold.

          During fiscal 2008, 2007, and 2006, vendor allowances were recorded as a reduction in inventoriable costs, and cost of sales was reduced by $5.2 million, $4.6 million, and $4.2 million respectively. If the amount of vendor allowances is reduced, inventoriable costs may increase, as may the cost of sales.

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

•	Increases or decreases in same-store sales;

•	Fluctuations in food costs, particularly fresh chicken wings;

•	The timing of new restaurant openings, which may impact margins due to the related preopening costs and initially higher restaurant level operating expense ratios;

•	Labor availability and costs for hourly and management personnel;

•	Changes in competitive factors;

•	Disruption in supplies;

•	General economic conditions, consumer confidence, and fluctuations in discretionary spending;

•	Claims experience for self-insurance programs;

•	Increases or decreases in labor or other variable expenses;

•	The impact from natural disasters;

•	Fluctuations in interest rates; and

•	The timing and amount of asset impairment loss and restaurant closing charges.

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

          Our success and the success of our individual restaurants depends on our ability to attract, motivate, develop and retain a sufficient number of qualified restaurant employees, including restaurant managers, kitchen staff and wait staff. The inability to recruit, develop and retain these individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants, thus increasing the cost to efficiently operate our restaurants. This could inhibit our expansion plans and business performance and, to the extent that a labor shortage may force us to pay higher wages, harm our profitability. Further, the loss of any of our executive officers and senior leaders could adversely impact us.

          We may not be able to obtain and maintain licenses and permits necessary to operate our restaurants.

          The restaurant industry is subject to various federal, state and local government regulations, including those relating to the sale of food and alcoholic beverages. In addition, we are subject to gaming regulations with respect to our gaming operations within our nine company-owned stores in Las Vegas. The failure to obtain and maintain these licenses, permits and approvals, including food, liquor and gaming licenses, could adversely affect our operating results. Difficulties or failure to obtain the required licenses and approvals could delay or result in our decision to cancel the opening of new restaurants. Local authorities may revoke, suspend or deny renewal of our food and liquor licenses if they determine that our conduct violates applicable regulations.

          Changes in employment laws or regulation could harm our performance.

          Various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements and sales taxes. A number of factors could adversely affect our operating results, including additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, mandated training for employees, increased tax reporting and tax payment requirements for employees who receive tips, a reduction in the number of states that allow tips to be credited toward minimum wage requirements, and increased employee litigation including claims relating to the Fair Labor Standards Act.

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

          As of December 28, 2008, 86, or approximately 15%, of our company-owned and franchised restaurants were located in Ohio. In addition, many of our restaurants in Ohio have been operating for at least ten years. Given our geographic concentration in the Midwest, negative publicity regarding any of our restaurants could have a material effect on our business and operations throughout the region, as could other regional occurrences such as local economic conditions, strikes, new or revised laws or regulations, or disruptions in the supply of food products. As a result, we are susceptible to adverse economic trends in that state.

          Changes in public health concerns may impact our performance.

          Changes in public health concerns may affect consumer preferences for our products. For example, if incidents of the avian flu occur in the United States, consumer preferences for poultry products may be negatively impacted, resulting in a decline in demand for our products. Similarly, public health concerns over smoking have seen a rise in smoking bans. Such smoking bans may adversely affect our operations to the extent that such bans are imposed in specific locations, rather than state-wide, or that exceptions to the ban are given to bars or other establishments, giving patrons the ability to choose nearby locations that have no such ban. Further, growing movements to change laws relating to alcohol may result in a decline in alcohol consumption at our stores or increase the number of dram shop claims made against us, either of which may negatively impact operations or result in the loss of liquor licenses. We are carefully monitoring new laws regulating the use of transfats and requiring nutritional fact disclosures.

          A decline in visitors to any of the business districts near the locations of our restaurants could negatively affect our restaurant sales.

          Some of our restaurants are located near high activity areas such as retail centers, big box shopping centers and entertainment centers. We depend on high visitor rates at these businesses to attract guests to our restaurants. If visitors to these centers decline due to economic conditions, closure of big-box retailers, road construction, changes in consumer preferences or shopping patterns, changes in discretionary consumer spending or otherwise, our restaurant sales could decline significantly and adversely affect our results of operations.

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

          We may seek to selectively acquire existing restaurants from our franchisees. To do so, we would need to identify suitable acquisition candidates, negotiate acceptable acquisition terms and obtain appropriate financing. Any acquisition that we pursue, whether or not successfully completed, may involve risks, including:

•	material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition as the acquired restaurants are integrated into our operations;

•	risks associated with entering into markets or conducting operations where we have no or limited prior experience; and

•	diversion of management’s attention from other business concerns.

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

          Complaints or litigation may hurt us.

          Occasionally, our guests file complaints or lawsuits against us alleging that we are responsible for an illness or injury they suffered at or after a visit to our restaurants. We are also subject to a variety of other claims arising in the ordinary course of business, including personal injury claims, contract claims, employment-related claims, claims by franchisees, and claims arising from incidents at franchised restaurants. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their guests. In addition, we are subject to “dram shop” statutes. These statutes generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Recent litigation against restaurant chains has resulted in significant judgments and settlements under dram shop statutes. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from our operations and hurt our performance. A judgment significantly in excess of our insurance coverage or for which we do not have insurance coverage could materially affect our financial condition or results of operations. Further, adverse publicity resulting from these allegations may adversely affect us and our restaurants.

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

          We place considerable value on our trademarks, service marks and trade secrets. We intend to actively enforce and defend our marks and if violations are identified, to take appropriate action to preserve and protect our goodwill in our marks. We attempt to protect our sauce recipes as trade secrets by, among other things, requiring confidentiality agreements with our sauce suppliers and executive officers. However, we cannot be sure that we will be able to successfully enforce our rights under our marks or prevent competitors from misappropriating our sauce recipes. We can also not be sure that: (i) our marks are valuable, (ii) using our marks does not, or will not, violate others’ marks, (iii) the registrations of our marks would be upheld if challenged, or (iv) we would not be prevented from using our marks in areas of the country where others might have already established rights to them. Any of these uncertainties could have an adverse effect on us and our expansion strategy.

ITEM 1B. UNRESOLVED STAFF COMMENTS

          Not applicable.

ITEM 2. PROPERTIES

          We are headquartered in Minneapolis, Minnesota. Our home office has approximately 44,000 square feet of office space. We occupy this facility under a lease that terminates on November 30, 2017, with an option to renew for one five-year term.

          As of December 28, 2008, we owned and operated 197 restaurants. We lease the land and building for most of these sites. The majority of our existing leases are for 10 or 15-year terms, generally including options to extend the terms. We typically lease our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts. Most of our leases include “exclusive use” provisions prohibiting our landlords from leasing space to other restaurants that fall within certain specified criteria. Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the lease or franchise agreement. The following table sets forth the 38 states in which Buffalo Wild Wings restaurants are located and the number of restaurants in each state as of December 28, 2008:

	Number of Restaurants Open
	Company-owned	Franchised	Total
Alabama	1	9	10
Arizona	1	14	15
Arkansas	—	4	4
California	—	5	5
Colorado	11	1	12
Connecticut	—	3	3
Delaware	—	5	5
Florida	—	18	18
Georgia	7	—	7
Illinois	10	32	42
Indiana	3	36	39
Iowa	10	—	10
Kansas	7	—	7
Kentucky	9	5	14
Louisiana	—	8	8
Maryland	—	3	3
Michigan	—	35	35
Minnesota	19	3	22
Mississippi	2	3	5
Missouri	6	16	22
Montana	—	2	2
Nebraska	5	2	7
Nevada	9	1	10
New Mexico	—	1	1
New York	7	6	13
North Carolina	10	3	13
North Dakota	—	5	5
Ohio	25	61	86
Oklahoma	—	8	8
Oregon	—	3	3
Pennsylvania	4	1	5
South Carolina	—	4	4
South Dakota	—	1	1
Tennessee	11	—	11
Texas	25	36	61
Virginia	3	16	19
West Virginia	—	6	6
Wisconsin	12	7	19
Total	197	363	560

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

Market Information

          Our Common Stock trades on the NASDAQ Global Market under the symbol “BWLD”. The following table sets forth the high and low closing sale prices of our Common Stock. On June 15, 2007, we effected a two-for-one stock split. All stock prices have been adjusted for this change.

	2008		2007
	High	Low	High	Low
First Quarter	$26.25	$19.41	$31.85	$23.84
Second Quarter	34.61	23.23	46.64	31.35
Third Quarter	43.21	24.72	43.85	31.99
Fourth Quarter	40.76	15.52	42.03	23.03

Holders

          As of February 19, 2009, there were approximately 173 record holders of our Common Stock, excluding shareholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on information which we have obtained from our transfer agent, there are approximately 41,000 holders of our Common Stock whose stock is held either in nominee name and/or street name brokerage accounts.

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

Securities Authorized for Issuance Under Equity Compensation Plans

          For information on our equity compensation plans, refer to Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Stock Performance Chart

          The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock for the five-year period ended December 28, 2008 with the cumulative total return on the Nasdaq Composite and the S&P 600 Restaurants Index. The comparison assumes $100 was invested in Buffalo Wild Wings Common Stock on December 28, 2003, and in each of the foregoing indices on December 31, 2003 and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Buffalo Wild Wings, Inc., The NASDAQ Composite Index
And The S&P 600 Restaurants Index

*$100 invested on 12/28/03 in stock & 12/31/03 in index-including reinvestment of dividends.

	12/28/03	12/26/04	12/25/05	12/31/06	12/30/07	12/28/08

Buffalo Wild Wings, Inc.	$100.00	$146.24	$142.62	$224.47	$195.27	$208.61

NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47

S&P 600 Restaurants Index	100.00	127.39	133.27	144.40	108.79	79.23

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

	Fiscal Years Ended (1)
	Dec. 28, 2008	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005	Dec. 26, 2004
	(in thousands, except share and per share data)
Consolidated Statements of Earnings Data:
Revenue:
Restaurant sales	$379,686	$292,824	$247,150	$185,823	$152,221
Franchising royalties and fees	42,731	36,828	31,033	23,877	18,827
Total revenue	422,417	329,652	278,183	209,700	171,048
Costs and expenses:
Restaurant operating costs:
Cost of sales	113,266	90,065	76,087	58,771	51,507
Labor	114,609	87,784	73,030	55,403	43,853
Operating	60,205	47,974	41,087	29,717	23,080
Occupancy	25,157	19,986	17,529	14,172	10,259
Depreciation and amortization	23,622	16,987	14,492	11,765	9,717
General and administrative	40,151	35,740	30,374	22,303	19,372
Preopening	7,930	4,520	3,077	2,599	2,042
Loss on asset disposals and impairment	2,083	987	1,008	1,991	573
Total costs and expenses	387,023	304,043	256,684	196,721	160,403
Income from operations	35,394	25,609	21,499	12,979	10,645
Investment income	970	2,909	2,339	1,340	671
Earnings before income taxes	36,364	28,518	23,838	14,319	11,316
Income tax expense	11,929	8,864	7,565	5,439	4,115
Net earnings	$24,435	$19,654	$16,273	$8,880	$7,201
Earnings per common share – basic	$1.37	$1.12	$0.95	$0.53	$0.44
Weighted average shares outstanding – basic	17,813,000	17,554,000	17,157,000	16,892,000	16,330,000
Earnings per common share – diluted	$1.36	$1.10	$0.92	$0.51	$0.42
Weighted average shares outstanding – diluted	17,995,000	17,833,000	17,629,000	17,417,000	17,208,000

Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$66,107	$43,579	$33,031	$24,618	$20,754
Net cash used in investing activities	(60,134)	(54,687)	(26,829)	(33,919)	(59,307)
Net cash provided by financing activities	853	873	1,568	730	1,572

	As of (1)
	Dec. 28, 2008	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005	Dec. 26, 2004
	(in thousands)
Consolidated Balance Sheets Data:
Total current assets	$60,898	$84,506	$74,950	$61,079	$57,021
Total assets	243,818	197,098	161,183	133,123	118,985
Total current liabilities	40,532	32,490	25,780	20,203	18,327
Total liabilities	72,225	55,433	44,967	36,275	33,278
Retained earnings	85,275	60,840	41,186	24,913	16,033
Total common stockholders’ equity	171,593	141,665	116,216	96,848	85,707

(1)

We utilize a 52- or 53-week accounting period that ends on the last Sunday in December. The fiscal years ended December 28, 2008, December 30, 2007, December 25, 2005, and December 26, 2004, were comprised of 52 weeks. The fiscal year ended December 31, 2006 was a 53-week year.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for fiscal 2009, cash requirements, and our expected store openings. Such statements are forward-looking and speak only as of the date on which they are made. There are risks and uncertainties including but not limited to those discussed in Item 1A of this 10-K under “Risk Factors/Forward-Looking Statements.” Information included in this discussion and analysis includes commentary on company-owned and franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Buffalo Wild Wings® Grill & Bar concept and the overall health of the concept. Franchise information also provides an understanding of our revenues because franchise royalties and fees are based on the opening of franchised units and their sales. However, franchise sales and same-store sales information does not represent sales in accordance with U. S. Generally Accepted Accounting Principles (GAAP), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.

Overview

          As of December 28, 2008, we owned and operated 197 and franchised an additional 363 Buffalo Wild Wings Grill & Bar® restaurants in 38 states. Of the 560 system-wide restaurants, 86 of those restaurants are located in Ohio. The restaurants have elements of both the quick casual and casual dining styles, both of which are part of a growing industry. Our long-term focus is to grow to a national chain of over 1,000 locations, continuing the strategy of developing both company-owned and franchised restaurants.

          Our growth targets for 2009 are 15% unit growth, 25% revenue growth, and 20% to 25% net earnings growth. Our growth and success depend on several factors and trends. First, we continue to monitor and react to changes in our cost of goods sold. The costs of goods sold is difficult to predict, as it ranged from 29.3% to 31.0% of restaurant sales per quarter in 2008 and 2007, mostly due to the price fluctuation in chicken wings. We are working to counteract the volatility of chicken wing prices with the introduction of popular new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We will continue to monitor the cost of fresh chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. We are also exploring purchasing strategies to lessen the severity of cost increases and fluctuations, and are reviewing menu additions and other strategies that may decrease the percentage that fresh chicken wings represent in terms of total restaurant sales. The chart below illustrates the fluctuation in fresh chicken wing prices from quarter to quarter in the last five years.

Average Quarterly Wing Prices
2004-2008

          A second factor is our success developing new markets. There are inherent risks in opening new restaurants, especially in new markets, including the lack of experience, logistical support, and brand awareness in a new market. These factors may result in lower than anticipated sales and cash flow for restaurants in new markets. In 2009, we plan to develop company-owned restaurants primarily in markets where we currently have either company-owned or franchised restaurants. We believe this development focus, together with our focus on our new restaurant opening procedures, will help to mitigate the overall risk associated with opening restaurants in new markets.

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

          Our revenue is generated by:

•

Sales at our company-owned restaurants, which represented 90% of total revenue in 2008. Food and nonalcoholic beverages accounted for 74% of restaurant sales. The remaining 26% of restaurant sales was from alcoholic beverages. The menu item with the highest sales volume is chicken wings at 20% of total restaurant sales.

•	Royalties and franchise fees received from our franchisees.

          We generate cash from the operation of our company-owned restaurants and also from franchise royalties and fees. We highlight the specific costs associated with the on-going operation of our company-owned restaurants in the statement of earnings under “Restaurant operating costs.” Nearly all of our depreciation expense relates to assets used by our company-owned restaurants. Preopening costs are those costs associated with opening new company-owned restaurants and will vary annually based on the number of new locations opening. Loss on asset disposals and impairment expense is related to company-owned restaurants, and includes the write-down of underperforming locations, the costs associated with closures of locations and normal asset retirements. Certain other expenses, such as general and administrative, relate to both company-owned restaurant and franchising operations.

          We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Each of the fiscal years in the five years ended December 28, 2008 were 52-week years except for the fiscal year ended December 31, 2006, which was a 53-week year.

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

          Valuation of Long-Lived Assets and Store Closing Reserves

          We review long-lived assets quarterly to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for 15 months. We evaluate the recoverability of a restaurant’s long-lived assets, including leasehold improvements, equipment and fixtures over its remaining lease term, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. During fiscal 2008 and 2006, we recognized $549,000 and $481,000, respectively, of asset impairment charges. No asset impairment charges were recognized during 2007.

          In addition to the valuation of long-lived assets, we also record a store closing reserve when a restaurant is abandoned due to closure or relocation. The store closing reserve is subject to significant judgment as accruals are made for lease payments on abandoned leased facilities. Many factors, including the local business environment, other available lease sites, and the willingness of lessors to negotiate lease buyouts are considered in making the accruals. We estimate future lease obligations based on these factors and evaluate quarterly the adequacy of the estimated reserve based on current market conditions. During 2008, 2007, and 2006,we recorded reserves of $85,000, $85,000, and $54,000, respectively, for restaurants that closed.

          The reconciliation of the store closing reserve for the years ended December 28, 2008, December 30, 2007, and December 31, 2006 is as follows (in thousands):

	As of Dec. 30, 2007	2008 reserve	Costs incurred	As of Dec. 28, 2008
Remaining lease obligation and utilities	$—	$85	$(85)	$—
	$—	$85	$(85)	$—

	As of Dec. 31, 2006	2007 reserve	Costs incurred	As of Dec. 30, 2007
Remaining lease obligation and utilities	$54	$85	$(139)	$—
	$54	$85	$(139)	$—

	As of Dec. 25, 2005	2006 reserve	Costs incurred	As of Dec. 31, 2006
Remaining lease obligation and utilities	$—	$54	$—	$54
	$—	$54	$—	$54

          Goodwill

          We review goodwill for impairment annually, or whenever circumstances change in a way which could indicate that impairment may have occurred. Goodwill is associated with a reporting unit, which we define as a number of locations within a geographic market which experience similar economic characteristics.

          We identify potential goodwill impairments by using the income approach, which involves comparing the fair value of the reporting unit to its carrying amount, which includes goodwill and other intangible assets. Fair value is calculated as the present value of expected future cash flows. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant.

          If the carrying amount of the market exceeds the fair value, this is an indication that impairment may exist. We calculate the amount of the impairment by comparing the implied fair value of the asset with the carrying amount. The fair value of the reporting unit in excess of the value of the assets and liabilities is the implied fair value of the goodwill. If this amount is less than the carrying amount of goodwill, impairment is recognized for the difference. No goodwill impairment charges were recognized during 2008, 2007, or 2006.

          Vendor Allowances

          Vendor allowances include allowances and other funds received from vendors. Certain of these funds are determined based on various quantitative contract terms. We also receive vendor allowances from certain manufacturers and distributors calculated based upon purchases made by franchisees. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction of the related expense. Amounts that represent a reduction of inventory purchase costs are recorded as a reduction of inventoriable costs. We record an estimate of earned vendor allowances that are calculated based upon monthly purchases. We generally receive payment from vendors approximately 30 days after the end of a month for that month’s purchases. During fiscal 2008, 2007, and 2006, vendor allowances were recorded as a reduction in inventoriable costs, and cost of sales was reduced by $5.2 million, $4.6 million, and $4.2 million, respectively.

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

          Self-Insurance Liability

          We are self-insured for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, and employee health benefits. The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims that may have arisen but have not yet been reported to us as of the balance sheet date. Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgments regarding a number of assumptions and factors, including the frequency and severity of claims, and claims development history. We maintain stop-loss coverage with third-party insurers to limit our total exposure for each of these programs. Significant judgment is required to estimate claims incurred but not reported as parties have yet to assert such claims. If actual claims trends, including the frequency or severity of claims, differ from our estimates, our financial results could be impacted.

          Stock-Based Compensation

          We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123R. For our stock-based compensation valuation, we use the Black-Scholes-Merton pricing model, which requires the input of subjective assumptions. These assumptions include the expected life of the options, expected volatility over the expected term, the risk-free interest rate, and the expected forfeitures.

          Compensation expense for restricted stock units is recognized for the expected number of shares vesting at the end of each annual period. Restricted stock units granted in 2008 are subject to cumulative one-year, two-year, and three-year net earnings targets. The number of units that vest each year is based on performance against those targets. The expense recognized in the first year includes the full expense for units vesting at the end of the first year, half of the expense for units vesting at the end of the second year, and a third of the expense for units vesting at the end of the third year. Significant assumptions are made to estimate the expected net earnings levels for future years.

Results of Operations

          Our operating results for 2008, 2007, and 2006 are expressed below as a percentage of total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales.

	Fiscal Years Ended
	Dec. 28, 2008	Dec. 30, 2007	Dec. 31, 2006
Revenue:
Restaurant sales	89.9%	88.8%	88.8%
Franchising royalties and fees	10.1	11.2	11.2
Total revenue	100.0	100.0	100.0
Costs and expenses:
Restaurant operating costs:
Cost of sales	29.8	30.8	30.8
Labor	30.2	30.0	29.5
Operating	15.9	16.4	16.6
Occupancy	6.6	6.8	7.1
Depreciation and amortization	5.6	5.2	5.2
General and administrative	9.5	10.8	10.9
Preopening	1.9	1.4	1.1
Loss on asset disposals and impairment	0.5	0.3	0.4
Total costs and expenses	91.6	92.2	92.3
Income from operations	8.4	7.8	7.7
Investment income	0.2	0.9	0.8
Earnings before income taxes	8.6	8.7	8.6
Income tax expense	2.8	2.7	2.7
Net earnings	5.8%	6.0%	5.8%

          The number of company-owned and franchised restaurants open are as follows:

	As of
	Dec. 28, 2008	Dec. 30, 2007	Dec. 31, 2006
Company-owned restaurants	197	161	139
Franchised restaurants	363	332	290

          The restaurant sales for company-owned and franchised restaurants are as follows (in thousands of dollars):

	Fiscal Years Ended
	Dec. 28, 2008	Dec. 30, 2007	Dec. 31, 2006
Company-owned restaurant sales	$379,686	$292,824	$247,150
Franchised restaurant sales	849,753	724,486	621,897

          Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

	Fiscal Years Ended
	Dec. 28, 2008	Dec. 30, 2007	Dec. 31, 2006
Company-owned same-store sales	5.9%	6.9%	10.4%
Franchised same-store sales	2.8	3.9	6.1

          The annual average price paid per pound for fresh chicken wings for company-owned restaurants is as follows:

	Fiscal Years Ended
	Dec. 28, 2008	Dec. 30, 2007	Dec. 31, 2006
Annual average price per pound	$1.22	$1.28	$1.17

Fiscal Year 2008 Compared to Fiscal Year 2007

          Restaurant sales increased by $86.9 million, or 29.7%, to $379.7 million in 2008 from $292.8 million in 2007. The increase in restaurant sales was due to a $70.6 million increase associated with the opening of 40 new company-owned restaurants in 2008, which includes eight stores acquired from Avado Brands, Inc. and nine stores acquired from our franchisee in Nevada, and the 34 company-owned restaurants opened before 2008 that did not meet the criteria for same-store sales for all, or part, of the year. A 5.9% increase in same-store sales accounted for $16.3 million of the increase in restaurant sales.

          Franchise royalties and fees increased by $5.9 million, or 16.0%, to $42.7 million in 2008 from $36.8 million in 2007. The increase was due primarily to additional royalties collected from the 46 new franchised restaurants that opened in 2008 and a full year of operations for the 46 franchised restaurants that opened in 2007. Same-store sales for franchised restaurants increased 2.8%.

          Cost of sales increased by $23.2 million, or 25.8%, to $113.3 million in 2008 from $90.1 million in 2007 due primarily to more restaurants being operated in 2008. Cost of sales as a percentage of restaurant sales decreased to 29.8% in 2008 from 30.8% in 2007. The decrease in cost of sales as a percentage of restaurant sales was primarily due to the leverage of food and alcohol costs as a result of menu price increases and lower fresh chicken wing prices. Fresh chicken wing costs dropped to $1.22 per pound in 2008 from $1.28 per pound in 2007. Also, boneless wings sales have increased as a part of our menu mix, providing better margins and a corresponding lower cost of sales percentage.

          Labor expenses increased by $26.8 million, or 30.6%, to $114.6 million in 2008 from $87.8 million in 2007 due primarily to more restaurants being operated in 2008. Labor expenses as a percentage of restaurant sales increased to 30.2% in 2008 compared to 30.0% in 2007. Labor costs in our restaurants were higher than prior year due to restaurants having higher management salaries which were partially offset by lower workers’ compensation costs.

          Operating expenses increased by $12.2 million, or 25.5%, to $60.2 million in 2008 from $48.0 million in 2007 due primarily to more restaurants being operated in 2008. Operating expenses as a percentage of restaurant sales decreased to 15.9% in 2008 from 16.4% in 2007. The decrease in operating expenses as a percentage of restaurant sales was primarily due to lower repair and maintenance costs and general liability insurance costs offset by higher natural gas hedging cost for future months.

          Occupancy expenses increased by $5.2 million, or 25.9%, to $25.2 million in 2008 from $20.0 million in 2007 due primarily to more restaurants being operated in 2008. Occupancy expenses as a percentage of restaurant sales decreased to 6.6% in 2008 from 6.8% in 2007, primarily due to better leverage of rent expense with the higher sales levels.

          Depreciation and amortization increased by $6.6 million, or 39.1%, to $23.6 million in 2008 from $17.0 million in 2007. The increase was primarily due to the additional depreciation on 40 new restaurants in 2008 and 23 new restaurants opened in 2007 and operated for a full year in 2008. Accelerated depreciation related to three restaurants which were relocated due to the Don Pablo’s site acquisitions also contributed to the increase.

          General and administrative expenses increased by $4.4 million, or 12.3%, to $40.2 million in 2008 from $35.7 million in 2007. General and administrative expenses as a percentage of total revenue decreased to 9.5% in 2008 from 10.8 % in 2007. Exclusive of stock-based compensation, our general and administrative expenses decreased to 8.3% of total revenue in 2008 from 9.7% in 2007. This decrease was primarily due to lower professional fees, conference costs, and better leverage of our wage-related expenses.

          Preopening costs increased by $3.4 million, or 75.4%, to $7.9 million in 2008 from $4.5 million in 2007. In 2008, we opened 31 new company-owned restaurants, incurred costs of approximately $490,000 for restaurants opening in 2009, and incurred $197,000 related to the acquisition of the nine franchised restaurants located in Nevada. In 2007, we opened 23 new company-owned restaurants and incurred cost of approximately $47,000 for restaurants opening in 2008. Average preopening cost per restaurant in 2008 was $203,000, excluding the eight Don Pablo’s conversions which averaged $316,000. Preopening costs for 2007 averaged $195,000 per restaurant.

          Loss on asset disposals and impairment increased by $1.1 million to $2.1 million in 2008 from $987,000 in 2007. The expense in 2008 represented the asset impairment of one relocated restaurant of $395,000 and two underperforming restaurants of $154,000, the closure costs for three relocated restaurants of $85,000, and $1.4 million for the write-off of miscellaneous equipment. During 2007 we closed one underperforming restaurant in North Carolina resulting in store closing costs and a write down of equipment costs for $183,000. The remaining 2007 expense was for write-off of miscellaneous equipment.

          Investment income decreased by $1.9 million to $970,000 in 2008 from $2.9 million in 2007. The majority of our investments were in short-term municipal securities. The decrease in investment income was primarily due to lower rates of return on investments and lower overall cash and marketable securities balances. Cash and marketable securities balances at the end of the year were $44.5 million in 2008 compared to $68.0 million in 2007.

          Provision for income taxes increased $3.1 million to $11.9 million in 2008 from $8.9 million in 2007. The effective tax rate as a percentage of income before taxes increased to 32.8% in 2008 from 31.1% in 2007. The rate increase was primarily due to a reduction in tax exempt interest income. For 2009, we believe our effective tax rate will be between 33% and 34%.

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

          Labor expenses increased by $14.8 million, or 20.2%, to $87.8 million in 2007 from $73.0 million in 2006 due primarily to more restaurants being operated in 2007. Labor expenses as a percentage of restaurant sales also increased to 30.0% in 2007 compared to 29.5% in 2006. Labor costs in our restaurants were higher than prior year due to restaurants having higher hourly wages and management salaries along with slightly higher medical costs but were partially offset by lower workers’ compensation costs.

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

          Depreciation and amortization increased by $2.5 million, or 17.2%, to $17.0 million in 2007 from $14.5 million in 2006. The increase was primarily due to the additional depreciation on 23 new restaurants in 2007 and 18 new restaurants opened in 2006 and operated for a full year in 2007. General and administrative expenses increased by $5.4 million, or 17.7%, to $35.7 million in 2007 from $30.4 million in 2006.

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

          Investment income increased by $570,000 to $2.9 million in 2007 from $2.3 million in 2006. The majority of our investments were in short-term municipal securities. The increase in investment income was primarily due to higher interest rates and higher overall cash and marketable securities balances. Cash and marketable securities balances at the end of the year were $68.0 million in 2007 compared to $64.6 million in 2006.

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

Liquidity and Capital Resources

          Our primary liquidity and capital requirements have been for new restaurant construction, remodeling and maintaining our existing company-owned restaurants, working capital, acquisitions, and other general business needs. We fund these expenses, except for acquisitions, primarily with cash from operations. Depending on the size of the transaction, acquisitions would generally be funded from cash and marketable securities balances. The cash and marketable securities balance at December 28, 2008 was $44.5 million. We invest our cash balances in debt securities with the focus on protection of principal, adequate liquidity and return on investment based on risk. As of December 28, 2008, nearly all excess cash was invested in high quality municipal securities.

          During fiscal 2008, 2007, and 2006, net cash provided by operating activities was $66.1 million, $43.6 million, and $33.0 million, respectively. Net cash provided by operating activities in 2008 consisted primarily of net earnings adjusted for noncash expenses and an increase in accounts payable, and accrued expenses, and a decrease in refundable income taxes. The increase in accounts payable was primarily due to the larger number of restaurants in operation, the amount of construction activity at the end of 2008, and the timing of payments. The increase in accrued expenses was due primarily to higher utility accruals and losses related to future natural gas contracts. The decrease in refundable income taxes was due to the timing of tax payments.

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

          Net cash used in investing activities for 2008, 2007, and 2006, was $60.1 million, $54.7 million, and $26.8 million, respectively. Investing activities included purchases of property and equipment related to the opening of new company-owned restaurants and restaurants under construction in all periods. In 2008, we purchased nine franchised locations in Nevada for $23.1 million and opened 31 new restaurants. In 2007 and 2006, we opened 23 and 18 new restaurants, respectively. In 2009, we expect capital expenditures for approximately 37 new company-owned restaurants to cost approximately $1.5 million per location, and expenditures of approximately $20.4 million for the maintenance and remodels of existing restaurants. In 2008, we purchased $116.3 million of marketable securities and received proceeds of $146.6 million as investments in marketable securities matured or were sold. In 2007, we purchased $158.2 million of marketable securities and received proceeds of $144.8 million as investments in marketable securities matured. In 2006, we purchased $108.3 million of marketable securities and received proceeds of $105.3 million as investments in marketable securities matured or were sold.

          Net cash provided by financing activities for 2008, 2007, and 2006 was $853,000, $873,000, and $1.6 million, respectively. Net cash provided by financing activities for 2008 resulted from the issuance of common stock for options exercised and employee stock purchases of $1.2 million and excess tax benefits for restricted stock unit issuances of $615,000 partially offset by tax payments for restricted stock units of $989,000. Net cash provided by financing activities for 2007 resulted primarily from the issuance of common stock for options exercised and employee stock purchases of $1.4 million and excess tax benefits for restricted stock unit issuances of $1.0 million partially offset by tax payments for restricted stock units of $1.6 million. Net cash provided by financing activities for 2006 resulted primarily from the issuance of common stock for options exercised and employee stock purchases of $1.1 million and excess tax benefits for restricted stock unit issuances of $1.2 million partially offset by tax payments for restricted stock units of $686,000. No additional funding from the issuance of common stock (other than from the exercise of options and employee stock purchases) is anticipated in 2008.

          Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. We own the buildings in which 15 of our restaurants operate and therefore have a very limited ability to enter into sale-leaseback transactions as a potential source of cash.

          The following table presents a summary of our contractual operating lease obligations and commitments as of December 28, 2008:

		Payments Due By Period (in thousands)
	Total	Less than one year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$203,612	$24,276	$46,071	$41,869	$91,396
Commitments for restaurants under development	44,412	1,985	5,946	6,062	30,419
Total	$248,024	$26,261	$52,017	$47,931	$121,815

          We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations in the foreseeable future. Our future cash outflows related to income tax uncertainties amounts to $442,000. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

Recent Accounting Pronouncements

          In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS 141R is not permitted. We will be required to apply the guidance in SFAS 141R to any future business combinations.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for fiscal years beginning after December 15, 2008, and interim period within those fiscal years. We believe the adoption of SFAS 161 will not have a significant impact on our financial statements.

Impact of Inflation

          In the last three years we have not operated in a period of high general inflation; however, the cost of commodities, labor and certain utilities have generally increased or experienced price volatility. Our restaurant operations are subject to federal and state minimum wage laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our food service and preparation personnel are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in the minimum wage have increased our labor costs in the last three years. In addition, costs associated with our operating leases, such as taxes, maintenance, repairs and insurance, are often subject to upward pressure. To the extent permitted by competition, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years.

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

Results of Quarterly Operations (unaudited)

	Apr. 1, 2007	Jul. 1, 2007	Sep. 30, 2007	Dec. 30, 2007	Mar. 30, 2008	Jun. 29, 2008	Sep. 28, 2008	Dec. 28, 2008
Revenue:
Restaurant sales	$71,059	$67,535	$73,280	$80,950	$86,896	$87,462	$95,492	$109,836
Franchise royalties and fees	8,843	8,464	9,086	10,435	10,366	10,406	10,582	11,377
Total revenue	79,902	75,999	82,366	91,385	97,262	97,868	106,074	121,213
Costs and expenses:
Restaurant operating costs:
Cost of sales	22,058	20,591	22,517	24,899	26,415	26,248	28,422	32,181
Labor	21,107	21,050	21,156	23,471	25,858	27,020	29,289	32,442
Operating	11,472	10,729	12,272	13,501	13,275	13,857	15,675	17,398
Occupancy	4,718	4,892	5,076	5,300	5,697	5,902	6,273	7,285
Depreciation and amortization	3,892	4,028	4,284	4,783	5,239	5,510	5,971	6,902
General and administrative	8,617	8,538	9,147	9,438	9,341	9,047	10,684	11,079
Preopening	318	987	988	2,227	1,185	1,758	2,476	2,511
Loss on asset disposals and impairment	79	153	306	449	753	385	930	15
Total costs and expenses	72,261	70,968	76,746	84,068	87,763	89,727	99,720	109,813
Income from operations	7,641	5,031	5,620	7,317	9,499	8,141	6,354	11,400
Investment income (loss)	700	755	768	686	432	400	264	(126)
Earnings before income taxes	8,341	5,786	6,388	8,003	9,931	8,541	6,618	11,274
Income tax expense	2,800	1,945	2,121	1,998	3,406	2,926	2,050	3,547
Net earnings	$5,541	$3,841	$4,267	$6,005	$6,525	$5,615	$4,568	$7,727

Earnings per common share – basic	$0.32	$0.22	$0.24	$0.34	$0.37	$0.32	$0.26	$0.43
Earnings per common share – diluted	$0.31	$0.22	$0.24	$0.34	$0.36	$0.31	$0.25	$0.43
Weighted average shares outstanding – basic	17,448	17,560	17,596	17,612	17,766	17,810	17,823	17,854
Weighted average shares outstanding – diluted	17,684	17,744	17,767	17,860	17,877	17,906	17,920	18,011

Results of Quarterly Operations (unaudited)

	Apr. 1, 2007	Jul. 1, 2007	Sep. 30, 2007	Dec. 30, 2007	Mar. 30, 2008	Jun. 29, 2008	Sep. 28, 2008	Dec. 28, 2008
Revenue:
Restaurant sales	88.9%	88.9%	89.0%	88.6%	89.3%	89.4%	90.0%	90.6%
Franchise royalties and fees	11.1	11.1	11.0	11.4	10.7	10.6	10.0	9.4
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	31.0	30.5	30.7	30.8	30.4	30.0	29.8	29.3
Labor	29.7	31.2	30.2	29.0	29.8	30.9	30.7	29.5
Operating	16.1	15.9	16.7	16.7	15.3	15.8	16.4	15.8
Occupancy	6.6	7.2	6.9	6.5	6.6	6.7	6.6	6.6
Depreciation and amortization	4.9	5.3	5.2	5.2	5.4	5.6	5.6	5.7
General and administrative	10.8	11.2	11.1	10.3	9.6	9.2	10.1	9.1
Preopening	0.4	1.3	1.2	2.4	1.2	1.8	2.3	2.1
Loss on asset disposals and impairment	0.1	0.2	0.4	0.5	0.8	0.4	0.9	0.0
Total costs and expenses	90.4	93.4	93.2	92.0	90.2	91.7	94.0	90.6
Income from operations	9.6	6.6	6.8	8.0	9.8	8.3	6.0	9.4
Investment income (loss)	0.9	1.0	0.9	0.8	0.4	0.4	0.2	(0.1)
Earnings before income taxes	10.4	7.6	7.8	8.8	10.2	8.7	6.2	9.3
Income tax expense	3.5	2.6	2.6	2.2	3.5	3.0	1.9	2.9
Net earnings	6.9%	5.1%	5.2%	6.6%	6.7%	5.7%	4.3%	6.4%

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

          Commodity Price Risk

          Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. We use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is fresh chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of popular new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. We currently purchase our chicken wings at market prices. If a satisfactory long-term price agreement for chicken wings were to arise, we would consider locking in prices to reduce our price volatility. Fresh chicken wing prices in 2008 averaged 4.7% lower than 2007 as the average price per pound dropped to $1.22 in 2008 from $1.28 in 2007. If there is a significant rise in the price of fresh chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. Fresh chicken wings accounted for approximately 21%, 24%, and 24% of our cost of sales in 2008, 2007, and 2006, respectively, with an annual average price per pound of $1.22, $1.28, and $1.17, respectively. A 10% increase in fresh chicken wing costs during 2008, would have increased restaurant cost of sales by approximately $2.3 million for fiscal 2008. Additional information related to chicken wing prices and our approaches to managing the volatility thereof is included in Item 7 under “Results of Operations.”

          Nevada Gaming Regulation

          The ownership and operation of our facilities with gaming in Nevada are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder (collectively, the “Nevada Act”) and various local regulations. Our gaming operations are subject to the licensing and regulatory control of the Nevada Gaming Commission (the “Nevada Commission”), the Nevada State Gaming Control Board (the “Nevada Board”) and various county and city licensing agencies (the “local authorities”). The Nevada Commission, the Nevada Board, and the local authorities are collectively referred to as the “Nevada Gaming Authorities.”

          The laws, regulations and supervisory procedures of the Nevada Gaming Authorities are based upon declarations of public policy that are concerned with, among other things:

•	the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

•	the establishment and maintenance of responsible accounting practices;

•

the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues;

•	providing reliable record keeping and requiring the filing of periodic reports with the Nevada Gaming Authorities;

•	the prevention of cheating and fraudulent practices; and

•	providing a source of state and local revenues through taxation and licensing fees.

          Any change in such laws, regulations and procedures could have an adverse effect on our gaming operations.

          Our subsidiary company that owns and operates restaurants with gaming in Nevada is required to be licensed by the Nevada Gaming Authorities. We have also been licensed or found suitable as shareholder, as relevant, of the subsidiary gaming licensee.

          Our licensed subsidiary may enter into an agreement with a slot route operator to conduct the gaming activities at the Nevada restaurants the licensed subsidiary owns and operates. The slot route operator engaged by the licensed subsidiary must be licensed by the Nevada Gaming Authorities.

          We are required to be registered by the Nevada Commission as a publicly-traded corporation, and as such, we are required to periodically submit detailed financial and operating reports to the Nevada Commission and furnish any other information that the Nevada Commission may require. No person may become a stockholder or member of, or receive any percentage of profits from the licensed subsidiaries without first obtaining licenses and approvals from the Nevada Gaming Authorities. Additionally, local authorities have taken the position that they have the authority to approve all persons owning or controlling the stock of any corporation controlling a gaming licensee. Buffalo Wild Wings and our subsidiary that owns and operates gaming restaurants in Nevada have obtained from the Nevada Gaming Authorities the various registrations, approvals, permits and licenses required in order to engage in gaming activities in Nevada.

          The Nevada Gaming Authorities may investigate any individual who has a material relationship to, or material involvement with, Buffalo Wild Wings or the licensed subsidiary to determine whether such individual is suitable or should be licensed as a business associate of a gaming licensee. Officers, directors, and certain key employees of the licensed subsidiary must file applications with the Nevada Gaming Authorities and may be required to be licensed by the Nevada Gaming Authorities. Our officers, directors, and key employees who are actively and directly involved in the gaming activities of the licensed subsidiary may be required to be licensed or found suitable by the Nevada Gaming Authorities. The Nevada Gaming Authorities may deny an application for licensing or a finding of suitability for any cause they deem reasonable. A finding of suitability is comparable to licensing, and both require submission of detailed personal and financial information followed by a thorough investigation. The applicant for licensing or a finding of suitability, or the gaming licensee by which the applicant is employed or for whom the applicant serves, must pay all the costs of the investigation. Changes in licensed positions must be reported to the Nevada Gaming Authorities, and in addition to their authority to deny an application for a finding of suitability or licensure, the Nevada Gaming Authorities have jurisdiction to disapprove a change in a corporate position.

          If the Nevada Gaming Authorities were to find an officer, director, or key employee unsuitable for licensing or to continue having a relationship with us or the licensed subsidiary, Buffalo Wild Wings or the licensed subsidiary would have to sever all relationships with that person. In addition, the Nevada Commission may require us or the licensed subsidiary to terminate the employment of any person who refuses to file appropriate applications. Determinations of suitability or of questions pertaining to licensing are not subject to judicial review in Nevada.

          We are required to submit detailed financial and operating reports to the Nevada Commission. Substantially all of Buffalo Wild Wings and the licensed subsidiary’s material loans, leases, sales of securities, and similar financing transactions must be reported to or approved by the Nevada Commission.

          If the Nevada Commission determined that we or the licensed subsidiary violated the Nevada Act, it could limit, condition, suspend, or revoke, subject to compliance with certain statutory and regulatory procedures, our gaming license and those of the licensed subsidiary. In addition, we and the licensed subsidiary and the persons involved could be subject to substantial fines for each separate violation of the Nevada Act at the discretion of the Nevada Commission. Further, a supervisor could be appointed by the Nevada Commission to operate the gaming establishments and, under certain circumstances, earnings generated during the supervisor’s appointment (except for the reasonable rental value of the gaming establishments) could be forfeited to the State of Nevada. Limitation, conditioning, or suspension of any gaming license or the appointment of a supervisor could (and revocation of any gaming license would) materially adversely affect our gaming operations.

          Any beneficial holder of our voting securities, regardless of the number of shares owned, may be required to file an application, be investigated, and have his or her suitability as a beneficial holder of the voting securities determined if the

Nevada Commission has reason to believe that such ownership would otherwise be inconsistent with the declared policies of the State of Nevada. The applicant must pay all costs of investigation incurred by the Nevada Gaming Authorities in conducting any such investigation.

          The Nevada Act requires any person who acquires more than 5% of any class of our voting securities to report the acquisition to the Nevada Commission. The Nevada Act requires that beneficial owners of more than 10% of any class of our voting securities apply to the Nevada Commission for a finding of suitability within thirty days after the Chairman of the Nevada Board mails the written notice requiring such filing. Under certain circumstances, an “institutional investor” as defined in the Nevada Act, which acquires more than 10% but not more than 15% of any class of our voting securities, may apply to the Nevada Commission for a waiver of such finding of suitability if such institutional investor holds the voting securities for investment purposes only.

          An institutional investor will be deemed to hold voting securities for investment purposes if it acquires and holds the voting securities in the ordinary course of business as an institutional investor and not for the purpose of causing, directly or indirectly, the election of a majority of the members of our board of directors, any change in our corporate charter, bylaws, management, policies, or operations or our gaming subsidiary, or any other action that the Nevada Commission finds to be inconsistent with holding our voting securities for investment purposes only. Activities that are not deemed to be inconsistent with holding voting securities for investment purposes only include:

•	voting on all matters voted on by stockholders;

•	making financial and other inquiries of management of the type normally made by securities analysts for informational purposes and not to cause a change in its management, policies or operations; and

•	such other activities as the Nevada Commission may determine to be consistent with such investment intent.

          If the beneficial holder of voting securities who must be found suitable is a corporation, partnership, or trust, it must submit detailed business and financial information including a list of beneficial owners. The applicant is required to pay all costs of investigation.

          Any person who fails or refuses to apply for a finding of suitability or a license within 30 days after being ordered to do so by the Nevada Commission or the Chairman of the Nevada Board may be found unsuitable. The same restrictions apply to a record owner if the record owner, after request, fails to identify the beneficial owner. Any stockholder found unsuitable and who holds, directly or indirectly, any beneficial ownership of our common stock beyond such period of time as may be prescribed by the Nevada Commission may be guilty of a criminal offense. We will be subject to disciplinary action if, after we receive notice that a person is unsuitable to be a stockholder or to have any other relationship with us or our licensed subsidiary, we or the licensed subsidiary:

•	pay that person any dividend or interest upon any of our voting securities;

•	allow that person to exercise, directly or indirectly, any voting right conferred through securities held by that person;

•	pay remuneration in any form to that person for services rendered or otherwise; or

•

fail to pursue all lawful efforts to require such unsuitable person to relinquish his or her voting securities including if necessary, the immediate purchase of the voting securities for cash at fair market value.

          The Nevada Commission may, in its discretion, require the holder of any debt security of Buffalo Wild Wings to file an application, be investigated, and be found suitable to hold the debt security. If the Nevada Commission determines that a person is unsuitable to own such security, then pursuant to the Nevada Act, we can be sanctioned, including the loss of our approvals, if without the prior approval of the Nevada Commission, we:

•	pay to the unsuitable person any dividend, interest, or any distribution whatsoever;

•	recognize any voting right by such unsuitable person in connection with such securities;

•	pay the unsuitable person remuneration in any form; or

•	make any payment to the unsuitable person by way of principal, redemption, conversion, exchange, liquidation or similar transaction.

          We are required to maintain a current stock ledger that may be examined by the Nevada Gaming Authorities at any time. If any securities are held in trust by an agent or by a nominee, the record holder may be required to disclose the identity of the beneficial owner to the Nevada Gaming Authorities. A failure to make such disclosure may be grounds for finding the record holder unsuitable. We are also required to render maximum assistance in determining the identity of the beneficial owner.

The Nevada Commission has the power to require our stock certificates to bear a legend indicating that such securities are subject to the Nevada Act. However, to date, the Nevada Commission has not imposed such a requirement on us.

          We may not make a public offering of any securities without the prior approval of the Nevada Commission if the securities or the proceeds therefrom are intended to be used to construct, acquire, or finance gaming facilities in Nevada, or to retire or extend obligations incurred for those purposes or for similar purposes. An approval, if given, does not constitute a finding, recommendation, or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or the investment merits of the securities. Any representation to the contrary is unlawful.

          On September 18, 2008, the Nevada Commission granted us prior approval to make public offerings for a period of two years, subject to certain conditions (the “shelf approval”). The shelf approval also includes approval for us to place restrictions on the transfer of any equity security issued by the licensed subsidiary and to enter into agreements not to encumber such securities, pursuant to any public offering made under the shelf approval. However, the shelf approval may be rescinded for good cause without prior notice upon the issuance of an interlocutory stop order by the Chairman of the Nevada Board. The shelf approval does not constitute a finding, recommendation or approval by the Nevada Commission or the Nevada Board as to the accuracy or adequacy of the prospectus or other disclosure document by which securities are offered or the investment merits of the securities offered. Any representation to the contrary is unlawful.

          Changes in control of Buffalo Wild Wings through merger, consolidation, stock, or asset acquisitions, management or consulting agreements, or any act or conduct by a person whereby he or she obtains control, may not occur without the prior approval of the Nevada Commission. Entities seeking to acquire control of Buffalo Wild Wings must satisfy the Nevada Board and the Nevada Commission concerning a variety of stringent standards prior to assuming control of us. The Nevada Commission may also require controlling stockholders, officers, directors, and other persons having a material relationship or involvement with the entity proposing to acquire control to be investigated and licensed as part of the approval process relating to the transaction.

          The Nevada legislature has declared that some corporate acquisitions opposed by management, repurchases of voting securities, and corporate defensive tactics affecting Nevada gaming licensees, and registered corporations that are affiliated with those operations, may be injurious to stable and productive corporate gaming. The Nevada Commission has established a regulatory scheme to ameliorate the potentially adverse effects of these business practices upon Nevada’s gaming industry and to further Nevada’s policy to:

•	assure the financial stability of corporate gaming operators and their affiliates;

•	preserve the beneficial aspects of conducting business in the corporate form; and

•	promote a neutral environment for the orderly governance of corporate affairs.

          Approvals are, in certain circumstances, required from the Nevada Commission before we can make exceptional repurchases of voting securities above the current market price and before a corporate acquisition opposed by management can be consummated. The Nevada Act also requires prior approval of a plan of recapitalization proposed by our board of directors in response to a tender offer made directly to our stockholders for the purpose of acquiring control of it.

          License fees and taxes are payable to the State of Nevada and to local authorities. Depending upon the particular fee or tax involved, these fees and taxes are payable either monthly, quarterly, or annually and are based upon the number of gaming devices operated. A live entertainment tax is also paid on charges for admission to any facility where certain forms of live entertainment are provided.

          If we or our licensed subsidiary were to become involved in gaming ventures outside of Nevada (foreign gaming), a deposit with the Nevada Board would be required and a revolving fund in the amount of $10,000 to pay the expenses of investigation by the Nevada Board of our participation in such foreign gaming would have to be maintained thereafter. The revolving fund is subject to increase or decrease at the discretion of the Nevada Commission. Thereafter, we or our licensed subsidiary would also be required to comply with certain reporting requirements imposed by the Nevada Act. We or our licensed subsidiary would also be subject to disciplinary action by the Nevada Commission if we or the licensed subsidiary:

•	knowingly violate any laws of the foreign jurisdiction pertaining to the foreign gaming operation;

•	fail to conduct the foreign gaming operation in accordance with the standards of honesty and integrity required of Nevada gaming operations;

•

engage in any activity or enter into any association that is unsuitable because it poses an unreasonable threat to the control of gaming in Nevada, reflects or tends to reflect discredit or disrepute upon the State of Nevada or gaming in Nevada, or is contrary to the gaming policies of Nevada;

•	engage in any activity or enter into any association that interferes with the ability of the State of Nevada to collect gaming taxes and fees; or

•

employ, contract with or associate with any person in the foreign gaming operation who has been denied a license or a finding of suitability in Nevada on the ground of personal unsuitability, or who has been found guilty of cheating at gambling.

          The sale of alcoholic beverages by the licensed subsidiary is subject to licensing, control, and regulation by the applicable local authorities. All licenses are revocable and are not transferable. The agencies involved have full power to limit, condition, suspend, or revoke any such license, and any such disciplinary action could (and revocation would) have a material adverse effect upon our operations.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          For supplemental information regarding quarterly results of operations, refer to Item 7, “Results of Quarterly Operations.”

BUFFALO WILD WINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Buffalo Wild Wings, Inc.:

          We have audited the accompanying consolidated balance sheets of Buffalo Wild Wings, Inc. and subsidiaries
(the “Company”) as of December 28, 2008 and December 30, 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 28, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule for each of the years in the three-year period ended December 28, 2008, listed in schedule II of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buffalo Wild Wings, Inc. and subsidiaries as of December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 28, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board
(United States), Buffalo Wild Wings, Inc.’s internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP

Minneapolis, Minnesota
February 27, 2009

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 28, 2008 and December 30, 2007
(Dollar amounts in thousands)

	December 28, 2008	December 30, 2007
Assets
Current assets:
Cash and cash equivalents	$8,347	$1,521
Marketable securities	36,157	66,513
Accounts receivable – franchisees, net of allowance of $25	895	885
Accounts receivable – other	5,759	6,976
Inventory	3,104	2,362
Prepaid expenses	3,294	3,060
Refundable income taxes	1,611	1,886
Deferred income taxes	1,731	1,303
Total current assets	60,898	84,506

Property and equipment, net	154,432	102,742
Restricted cash	7,670	7,161
Other assets	9,846	2,320
Goodwill	10,972	369
Total assets	$243,818	$197,098

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$2,514	$2,316
Accounts payable	16,691	10,692
Accrued compensation and benefits	14,155	12,615
Accrued expenses	7,116	6,207
Current portion of deferred lease credits	56	660
Total current liabilities	40,532	32,490

Long-term liabilities:
Other liabilities	1,270	1,031
Marketing fund payables	7,670	7,161
Deferred income taxes	8,916	2,166
Deferred lease credits, net of current portion	13,837	12,585
Total liabilities	72,225	55,433

Commitments and contingencies (notes 5 and 15)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized	—	—
Common stock, no par value. Authorized 44,000,000 and 20,200,000 shares, respectively; issued and outstanding 17,887,271 and 17,657,020, respectively	86,318	80,825
Retained earnings	85,275	60,840
Total stockholders’ equity	171,593	141,665
Total liabilities and stockholders’ equity	$243,818	$197,098

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Fiscal years ended December 28, 2008, December 30, 2007, and December 31, 2006
(Amounts in thousands except per share data)

	Fiscal years ended
	December 28, 2008	December 30, 2007	December 31, 2006
Revenue:

Restaurant sales	$379,686	$292,824	$247,150
Franchise royalties and fees	42,731	36,828	31,033
Total revenue	422,417	329,652	278,183
Costs and expenses:
Restaurant operating costs:
Cost of sales	113,266	90,065	76,087
Labor	114,609	87,784	73,030
Operating	60,205	47,974	41,087
Occupancy	25,157	19,986	17,529
Depreciation and amortization	23,622	16,987	14,492
General and administrative (1)	40,151	35,740	30,374
Preopening	7,930	4,520	3,077
Loss on asset disposals and impairment	2,083	987	1,008
Total costs and expenses	387,023	304,043	256,684
Income from operations	35,394	25,609	21,499
Investment income	970	2,909	2,339
Earnings before income taxes	36,364	28,518	23,838
Income tax expense	11,929	8,864	7,565
Net earnings	$24,435	$19,654	$16,273

Earnings per common share – basic	$1.37	$1.12	$0.95
Earnings per common share – diluted	$1.36	$1.10	$0.92
Weighted average shares outstanding – basic	17,813	17,554	17,157
Weighted average shares outstanding – diluted	17,995	17,833	17,629

(1) Includes stock-based compensation of $4,900, $3,755, and $3,216, respectively

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fiscal years ended December 28, 2008, December 30, 2007, and December 31, 2006
(Dollar amounts in thousands)

			Deferred Compensation	Retained Earnings
	Common Stock
	Shares	Amount			Total
Balance at December 25, 2005	16,979,900	$74,503	$(2,568)	$24,913	$96,848

Net earnings	—	—	—	16,273	16,273
Shares issued under employee stock purchase plan	36,804	528	—	—	528
Shares issued from restricted stock units	113,560	—	2,568	—	(2,375)
Units effectively repurchased for required employee withholding taxes	(34,226)	(4,943)	—	—	—
Exercise of stock options	171,978	573	—	—	573
Tax benefit from stock issued	—	1,153	—	—	1,153
Stock-based compensation	—	3,216	—	—	3,216

Balance at December 31, 2006	17,268,016	$75,030	$—	$41,186	$116,216

Net earnings	—	—	—	19,654	19,654
Shares issued under employee stock purchase plan	30,791	685	—	—	685
Shares issued from restricted stock units	168,952	—	—	—	—
Units effectively repurchased for required employee withholding taxes	(52,176)	(413)	—	—	(413)
Exercise of stock options	241,437	761	—	—	761
Tax benefit from stock issued	—	1,007	—	—	1,007
Stock-based compensation	—	3,755	—	—	3,755

Balance at December 30, 2007	17,657,020	$80,825	$—	$60,840	$141,665

Net earnings	—	—	—	24,435	24,435
Shares issued under employee stock purchase plan	43,948	905	—	—	905
Shares issued from restricted stock units	153,891	—	—	—	—
Units effectively repurchased for required employee withholding taxes	(45,320)	(1,249)	—	—	(1,249)
Exercise of stock options	77,732	322	—	—	322
Tax benefit from stock issued	—	615	—	—	615
Stock-based compensation	—	4,900	—	—	4,900

Balance at December 28, 2008	17,887,271	$86,318	$—	$85,275	$171,593

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal years ended December 28, 2008, December 30, 2007, and December 31, 2006
(Dollar amounts in thousands)

	Fiscal years ended
	December 28, 2008	December 30, 2007	December 31, 2006

Cash flows from operating activities:
Net earnings	$24,435	$19,654	$16,273
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	23,415	16,987	14,492
Amortization	207	(54)	(54)
Loss on asset disposals and impairment	2,083	987	1,008
Deferred lease credits	1,955	2,374	393
Deferred income taxes	6,322	(894)	(2,228)
Stock-based compensation	4,900	3,755	3,216
Excess tax benefit from stock issuance	(615)	(1,007)	(1,153)
Change in operating assets and liabilities, net of effect of acquisition:
Trading securities	23	(302)	(1,288)
Accounts receivable	375	(1,183)	(1,575)
Inventory	(473)	(595)	(265)
Prepaid expenses	(152)	(2,008)	920
Other assets	(608)	(600)	(853)
Unearned franchise fees	198	(31)	153
Accounts payable	809	3,683	(1,884)
Income taxes	890	(1,143)	1,315
Accrued expenses	2,343	3,956	4,561
Net cash provided by operating activities	66,107	43,579	33,031

Cash flows from investing activities:
Acquisition of property and equipment	(67,396)	(41,359)	(23,760)
Acquisition of franchised restaurants	(23,071)	—	—
Purchase of marketable securities	(116,259)	(158,170)	(108,328)
Proceeds of marketable securities	146,592	144,842	105,259
Net cash used in investing activities	(60,134)	(54,687)	(26,829)
Cash flows from financing activities:
Issuance of common stock	1,227	1,446	1,101
Excess tax benefit from stock issuance	615	1,007	1,153
Tax payments for restricted stock	(989)	(1,580)	(686)
Net cash provided by financing activities	853	873	1,568
Net increase (decrease) in cash and cash equivalents	6,826	(10,235)	7,770
Cash and cash equivalents at beginning of year	1,521	11,756	3,986
Cash and cash equivalents at end of year	$8,347	$1,521	$11,756

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 28, 2008 and December 30, 2007
(Dollar amounts in thousands, except per-share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies

     (a) Nature of Business

          References in these financial statement footnotes to “we”, “us”, and “our” refer to the business of Buffalo Wild Wings, Inc. and our subsidiaries. We were organized for the purpose of operating Buffalo Wild Wings® restaurants, as well as selling Buffalo Wild Wings restaurant franchises. In exchange for the initial and continuing franchise fees received, we give franchisees the right to use the name Buffalo Wild Wings. We operate as a single segment for reporting purposes.

          At December 28, 2008, December 30, 2007, and December 31, 2006, we operated 197, 161, and 139, Company-owned restaurants, respectively, and had 363, 332, and 290 franchised restaurants, respectively.

     (b) Principles of Consolidation

          The consolidated financial statements include the accounts of Buffalo Wild Wings, Inc. and its wholly owned subsidiaries (collectively, the Company). All significant intercompany accounts and transactions have been eliminated in consolidation.

     (c) Fiscal Year

          We utilize a 52- or 53-week accounting period that ends on the last Sunday in December. The fiscal years ended December 28, 2008 and December 30, 2007, comprised 52 weeks. The fiscal year ended December 31, 2006 was a 53-week year with the quarter ended December 31, 2006 comprising fourteen weeks. The 53rd week of fiscal 2006 contributed $5,663 in restaurant sales and $768 in royalties and fees.

     (d) Restaurant Sales Concentration

          As of December 28, 2008, we operated 25 Company-owned restaurants and had 61 franchised restaurants in the state of Ohio. The Company-owned restaurants in Ohio aggregated 13.8%, 16.3%, and 18.6%, respectively, of our restaurant sales in fiscal 2008, 2007, and 2006. We are subject to adverse trends in that state.

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

          Available-for-sale securities are classified as current assets based upon our intent and ability to use any and all of the securities as necessary to satisfy the operational requirements of our business. Realized gains and losses from the sale of available-for-sale securities were not material for fiscal 2008, 2007, and 2006. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. The available-for-sale investments carry short-term repricing features which generally result in these investments having a value at or near par value (cost).

          Trading securities are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings as investment income. In 2006, we funded a deferred compensation plan using trading assets in a marketable equity portfolio. This portfolio is held to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. These deferred compensation liabilities were $1,505 and $1,579 as of December 28, 2008 and December 30, 2007, respectively, and are included in accrued compensation and benefits in the accompanying consolidated balance sheets.

     (g) Accounts Receivable

          Accounts receivable – franchisees represents royalty receivables from our franchisees. Accounts receivable – other consists primarily of contractually-determined receivables for leasehold improvements, credit cards, vendor allowances, and

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 28, 2008 and December 30, 2007
(Dollar amounts in thousands, except per-share amounts)

purchased interest on investments. Cash flows related to accounts receivable are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

     (h) Inventories

          Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Cash flows related in inventory sales are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

          We purchase products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors but the terms of the contracts and nature of the products are such that purchase requirements do not create a market risk. The primary food product used by Company-owned and franchised restaurants is fresh chicken wings. Fresh chicken wings are purchased by us at market prices. In 2007 and early 2008, we purchased chicken wings based on a contract which fixed 80-90% of our chicken wing purchases at $1.23 per pound. For fiscal 2008, 2007, and 2006, fresh chicken wings were 22%, 24%, and 24% of restaurant cost of sales, respectively.

     (i) Property and Equipment

          Property and equipment are recorded at cost. Leasehold improvements, which include the cost of improvements funded by landlord incentives or allowances, are amortized using the straight-line method over the lesser of the term of the lease, without consideration of renewal options, or the estimated useful lives of the assets, which typically range from five to ten years. Buildings are depreciated using the straight-line method over the estimated useful life, which ranges from ten to twenty years. Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to eight years. Maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the respective accounts and the related gains or losses are credited or charged to earnings.

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

     (j) Goodwill and Other Assets

          Goodwill represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill and indefinite-life purchased liquor licenses are subject to an annual impairment analysis. We identify potential impairments of goodwill by comparing the fair value of a reporting unit, which we define as a geographic market, estimated using an income approach, with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds the carrying amount, the assets are not impaired. If the carrying amount exceeds the fair value, we calculate the possible impairment by comparing the implied fair value of the asset with the carrying amount. If the implied value of the asset is less than the carrying amount, a write-down is recorded. All goodwill was considered recoverable as of December 28, 2008.

          Other assets consist primarily of reacquired franchise rights and liquor licenses. Reacquired franchise rights are amortized over the life of the related franchise agreement. We evaluate reacquired franchise rights in conjunction with our impairment evaluation of long-lived assets. Liquor licenses are either amortized over their annual renewal period or, if purchased, are carried at the lower of fair value or cost. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the carrying amount exceeds the fair value, we calculate the possible impairment by comparing the implied fair value of the liquor licenses with the carrying amount. If the implied value of the asset is less than the carrying amount, a write-down is recorded. The carrying amount of the liquor licenses not subject to amortization as of December 28, 2008 and December 30, 2007 was $482 and $414, respectively, and is included in other assets in the accompanying consolidated balance sheets.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 28, 2008 and December 30, 2007
(Dollar amounts in thousands, except per-share amounts)

     (k) Fair Values of Financial Instruments

          In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS No. 157). This statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. The changes to current practice resulting from the application of this statement relate to the definition of fair value, the methods used to estimate fair value, and the requirement for expanded disclosures about estimates of fair value. This statement became effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The effective date for this statement for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, has been delayed by one year. We adopted the provisions of SFAS No. 157 related to financial assets and financial liabilities on December 31, 2007. The partial adoption of this statement did not have a material impact on our financial statements. It is expected that the remaining provisions of this statement will not have a material effect on our financial statements.

          Fair value is defined as the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties or the amount that would be paid to transfer a liability to a new obligor, not the amount that would be paid to settle the liability with the creditor. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity.

          Assets recorded at fair value in our consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

Level 1 – Inputs were unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 – Inputs (other than quoted prices included in Level 1) were either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 – Inputs reflected management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration was given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

          Determining which hierarchical level an asset falls within requires significant judgment. We will evaluate our hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 28, 2008:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Short-term investments (1)	$1,567	$17,336	$—	$18,903

(1)

We classified a portion of our marketable securities as available-for-sale and trading securities which were reported at fair market value, using the “market approach” valuation technique. The “market approach” valuation method used prices and other relevant information observable in market transactions involving identical or comparable assets. Our trading securities are valued using the Level 1 approach. Our available-for-sale marketable securities are valued using the Level 2 approach.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 28, 2008 and December 30, 2007
(Dollar amounts in thousands, except per-share amounts)

          SFAS No. 157 requires separate disclosure of assets measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis. As of December 28, 2008, no assets or liabilities were measured at fair value on a nonrecurring basis.

     (l) Asset Retirement Obligations

          An asset retirement obligation associated with the retirement of a tangible long-lived asset is recognized as a liability in the period incurred or when it becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. We must recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. Conditional asset retirement obligations are legal obligations to perform asset retirement activities when the timing and/or method of settlement are conditional on a future event or may not be within our control. Asset retirement costs are depreciated over the useful life of the related asset. As of December 28, 2008 and December 30, 2007, we had asset retirement obligations of $211 and $175, respectively.

     (m) Revenue Recognition

          Franchise agreements have terms ranging from ten to twenty years. These agreements also convey multiple extension terms of five or ten years, depending on contract terms and certain conditions that must be met. We provide the use of the Buffalo Wild Wings trademarks, system, training, preopening assistance, and restaurant operating assistance in exchange for area development fees, franchise fees, and royalties of 5% of a restaurant’s sales.

          Franchise fee revenue from individual franchise sales is recognized upon the opening of the franchised restaurant when all material obligations and initial services to be provided by us have been performed. Area development fees are dependent upon the number of restaurants in the territory, as are our obligations under the area development agreement. Consequently, as obligations are met, area development fees are recognized proportionally with expenses incurred with the opening of each new restaurant and any royalty-free periods. Royalties are accrued as earned and are calculated each period based on restaurant sales.

          Sales from Company-owned restaurant revenues are recognized as revenue at the point of the delivery of meals and services. All sales taxes are presented on a net basis and are excluded from revenue.

     (n) Franchise Operations

          We enter into franchise agreements with unrelated third parties to build and operate restaurants using the Buffalo Wild Wings brand within a defined geographical area. We believe that franchising is an effective and efficient means to expand the Buffalo Wild Wings brand. The franchisee is required to operate their restaurants in compliance with their franchise agreement that includes adherence to operating and quality control procedures established by us. We do not provide loans, leases, or guarantees to the franchisee or the franchisee’s employees and vendors. If a franchisee becomes financially distressed, we do not provide any financial assistance. If financial distress leads to a franchisee’s noncompliance with the franchise agreement and we elect to terminate the franchise agreement, we have the right but not the obligation to acquire the assets of the franchisee at fair value as determined by an independent appraiser. We receive a 5% royalty of gross sales as defined in the franchise agreement, and in 2008 allowances directly from the franchisees’ vendors were approximately 0.4% of the franchisees’ gross sales. We have financial exposure for the collection of the royalty payments. Franchisees generally remit franchise payments weekly for the prior week’s sales, which substantially minimizes our financial exposure. Historically, we have experienced insignificant write-offs of franchisee royalties. Franchise and area development fees are paid upon the signing of the related agreements.

     (o) Advertising Costs

          Advertising costs for Company-owned restaurants are expensed as incurred and aggregated $13,503, $10,548, and $9,055, in fiscal years 2008, 2007, and 2006, respectively. Our advertising costs exclude amounts collected from franchisees as part of the system-wide marketing and advertising fund.

     (p) Preopening Costs

          Costs associated with the opening of new Company-owned restaurants are expensed as incurred.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 28, 2008 and December 30, 2007
(Dollar amounts in thousands, except per-share amounts)

     (q) Payments Received from Vendors

          Vendor allowances include allowances and other funds received from vendors. Certain of these funds are determined based on various quantitative contract terms. We also receive vendor allowances from certain manufacturers and distributors calculated based upon purchases made by franchisees. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction of the related expense. Amounts that represent a reduction of inventory purchase costs are recorded as a reduction of inventoriable costs. We recorded an estimate of earned vendor allowances that are calculated based upon monthly purchases. We generally receive payment from vendors approximately 30 days from the end of a month for that month’s purchases. During fiscal 2008, 2007, and 2006, vendor allowances were recorded as a reduction in inventoriable costs, and cost of sales was reduced by $5,192, $4,636, and $4,246, respectively.

     (r) National Advertising Fund

          We have a system-wide marketing and advertising fund. Company-owned and franchised restaurants are required to remit a designated portion of restaurant sales, to a separate advertising fund that is used for marketing and advertising efforts throughout the system. That amount was 3% of restaurant sales in all years presented. Certain payments received from various vendors are deposited into the National Advertising Fund. These funds are used for development and implementation of system-wide initiatives and programs. We account for cash and receivables of these funds as “restricted cash” with an offsetting “marketing fund payables” on our accompanying consolidated balance sheet.

     (s) Earnings Per Common Share

          Basic earnings per common share excludes dilution and is computed by dividing the net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include dilutive common stock equivalents consisting of stock options determined by the treasury stock method. Restricted stock units are contingently issuable shares subject to vesting based on performance criteria. Vesting typically occurs in the fourth quarter of the year when income targets have been met. Upon vesting, the shares to be issued are included in the diluted earnings per share calculation as of the beginning of the period in which the vesting conditions are satisfied. Restricted stock units included in the diluted earnings per share are net of the required employee withholding taxes.

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

     (u) Deferred Lease Credits

          Deferred lease credits consist of reimbursement of costs of leasehold improvements from our lessors. These reimbursements are amortized on a straight-line basis over the term of the applicable lease, without consideration of renewal options. In addition, this account includes adjustments to recognize rent expense on a straight-line basis over the term of the lease commencing at the start of our construction period for the restaurant, without consideration of renewal options, unless renewals are reasonably assured because failure to renew would result in an economic penalty.

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
December 28, 2008 and December 30, 2007
(Dollar amounts in thousands, except per-share amounts)

contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (w) Stock-Based Compensation

          We maintain a stock equity incentive plan under which we may grant non-qualified stock options, incentive stock options, and restricted stock units to employees, non-employee directors and consultants. We also have an employee stock purchase plan (“ESPP”).

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

          Total stock-based compensation expense recognized in the consolidated statement of earnings for fiscal year 2008 was $4,900 before income taxes and consisted of restricted stock, stock options, and employee stock purchase plan (ESPP) expense of $4,510, $138 and $252, respectively. The related total tax benefit was $615 during 2008. All stock-based compensation is recognized as general and administrative expense.

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

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton (“BSM”) option valuation model with the following assumptions:

	Stock Options
	December 28, 2008	December 30, 2007*	December 31, 2006*
Expected dividend yield	0.0%	N/A	N/A
Expected stock price volatility	45.6%	N/A	N/A
Risk-free interest rate	2.8%	N/A	N/A
Expected life of options	5 years	N/A	N/A

Employee Stock Purchase Plan
	December 28, 2008	December 30, 2007	December 31, 2006
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	46.7-55.7%	41.4 – 44.4%	39.2 – 41.4%
Risk-free interest rate	0.81-1.86%	3.6 – 4.9%	4.3 – 5.2%
Expected life of options	0.5 years	0.5 years	0.5 years

* No stock options were granted in 2007 or 2006.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 28, 2008 and December 30, 2007
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

     (x) New Accounting Pronouncements

          In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS 141R is not permitted. We will be required to apply the guidance in SFAS 141R to any future business combinations.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities. SFAS 161 is effective for fiscal years beginning after December 15, 2008, and interim period within those fiscal years. We believe the adoption of SFAS 161 will not have a significant impact on our financial statements.

     (y) Revised Shares Outstanding

          We have revised, for all periods presented, the amount of common stock outstanding. Unvested restricted stock units were previously included on both the Consolidated Balance Sheets and the Consolidated Statements of Stockholders’ Equity. These amounts have been revised and are properly excluded from the amounts shown. This revision did not affect earnings per share or the weighted average shares outstanding.

          The previously reported and revised amounts for common stock outstanding are as follows:

As of	Previously Reported	As Revised
December 25, 2005	17,232,444	16,979,900
December 31, 2006	17,591,180	17,268,016
December 30, 2007	17,933,497	17,657,020

(2) Marketable Securities

          Marketable securities were comprised as follows:

	December 28, 2008	December 30, 2007
Held-to-maturity
Municipal securities	$17,254	$23,718
Available-for-sale
Municipal securities	17,336	41,206
Trading
Mutual funds	1,567	1,589
Total	$36,157	$66,513

          Purchases of available for-sale securities totaled $91,044 and sales totaled $113,684 in 2008. Purchases of held-to-maturity securities totaled $25,215 and proceeds from maturities totaled $32,908 in 2008. All held-to-maturity debt securities mature within one year and had an aggregate fair value of $17,278 at December 28, 2008.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 28, 2008 and December 30, 2007
(Dollar amounts in thousands, except per-share amounts)

          Purchases of available for-sale securities totaled $132,346 and sales totaled $109,181 in 2007. Purchases of held-to-maturity securities totaled $25,824 and proceeds from maturities totaled $35,661 in 2007. All held-to-maturity debt securities mature within one year and had an aggregate fair value of $23,753 at December 30, 2007.

          Purchases of available for-sale securities totaled $71,585 and sales totaled $87,205 in 2006. Purchases of held-to-maturity securities totaled $36,743 and proceeds from maturities totaled $18,054 in 2006. All held-to-maturity debt securities mature within one year and had an aggregate fair value of $33,512 at December 31, 2006.

          Trading securities represent investments held for future needs of a non-qualified deferred compensation plan.

          The fair value of available-for-sale investments in debt securities by contractual maturities at December 28, 2008, was as follows:

Maturity date	Fair Value
1-5 years	$600
5-10 years	3,069
After 10 years	13,667
Total	$17,336

(3) Property and Equipment

          Property and equipment consisted of the following:

	December 28, 2008	December 30, 2007
Construction in process	$10,703	$1,851
Buildings	6,639	1,601
Furniture, fixtures, and equipment	95,460	69,962
Leasehold improvements	122,796	96,315
	235,598	169,729
Less accumulated depreciation	(81,166)	(66,987)
	$154,432	$102,742

(4) Goodwill and Other Intangible Assets

          Goodwill is summarized below:

	December 28, 2008	December 30, 2007
Beginning of year	$369	$369
Goodwill acquired	10,603	—
End of year	$10,972	$369

          Goodwill acquired during 2008 related to the acquisition of our nine franchised restaurants in Nevada. Goodwill is not subject to amortization but is fully deductible for tax purposes.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 28, 2008 and December 30, 2007
(Dollar amounts in thousands, except per-share amounts)

          Reacquired franchise rights were acquired during 2008 in connection with the acquisition of nine franchised restaurants in Nevada and are included in other assets in the accompanying consolidated balance sheets. As of December 28, 2008, reacquired franchise rights were as follows:

December 28, 2008
Reacquired franchise rights	$7,040
Accumulated amortization	(207)
$6,833

          Amortization expense related to reacquired franchise rights for 2008 was $207. The weighted average amortization period is 19 years. Estimated future amortization expense as of December 28, 2008 is as follows:

Fiscal year ending:
2009	$612
2010	614
2011	605
2012	579
2013	535
Thereafter	3,888
Total future amortization expense	$6,833

(5) Lease Commitments

          We lease all of our restaurants and corporate offices under operating leases that have various expiration dates. In addition to base rents, leases typically require us to pay our share of maintenance and real estate taxes and certain leases include provisions for contingent rentals based upon sales.

          Future minimum rental payments due under noncancelable operating leases for existing restaurants and commitments for restaurants under development as of December 28, 2008 were as follows:

	Operating leases	Restaurants under development
Fiscal year ending:
2009	$24,276	$1,985
2010	23,497	2,917
2011	22,574	3,029
2012	21,675	3,031
2013	20,194	3,031
Thereafter	91,396	30,419
Total future minimum lease payments	$203,612	$44,412

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 28, 2008 and December 30, 2007
(Dollar amounts in thousands, except per-share amounts)

          In 2008, 2007, and 2006, we rented office space under operating leases which, in addition to the minimum lease payments, require payment of a proportionate share of the real estate taxes and building operating expenses. We also rent restaurant space under operating leases, some of which, in addition to the minimum lease payments and proportionate share of real estate and operating expenses, require payment of percentage rents based upon sales levels. Rent expense, excluding our proportionate share of real estate taxes and building operating expenses, was as follows:

	Fiscal Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Minimum rents	$21,714	$16,729	$14,600
Percentage rents	308	250	238
Total	$22,022	$16,979	$14,838
Equipment and auto leases	$356	$359	$273

(6) Derivative Instruments

          We use commodities derivatives to manage our exposure to commodity price fluctuations. During fiscal 2008, we entered into options and future contracts to reduce our risk of natural gas price fluctuations. These derivatives do not qualify for hedge accounting and changes in fair value are included in current net income. These changes are classified as a component of restaurant operating expenses. Net losses of $592 and $25 were recognized in fiscal 2008 and 2007, respectively. As of December 28, 2008, the maximum length of time over which we are hedging our exposure to the variability in future cash flows related to the purchase of natural gas is ten months.

(7) Income Taxes

          We file a consolidated return in the United States Federal jurisdiction and in many state jurisdictions. The Internal Revenue Service completed their examination of our 2005 U.S. Federal Income Tax Return in 2008. No proposed changes were made. With few exceptions, we are no longer subject to state income tax examinations for years before 2004. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations prior to December 27, 2009. The provision for income taxes consisted of the following:

	Fiscal Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Current:
Federal	$4,082	$8,320	$8,801
State	1,525	1,438	992
Deferred:
Federal	6,125	(869)	(1,705)
State	197	(25)	(523)
Total income tax expense	$11,929	$8,864	$7,565

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 28, 2008 and December 30, 2007
(Dollar amounts in thousands, except per-share amounts)

          A reconciliation of the expected federal income taxes (benefits) at the statutory rate of 35% to the actual provision for income taxes is as follows:

	Fiscal Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Expected federal income tax expense	$12,728	$9,981	8,343
State income tax expense, net of federal effect	1,119	919	305
Nondeductible expenses	116	144	115
Tax exempt income	(430)	(824)	(602)
General business credits	(1,752)	(1,121)	(772)
Other, net	148	(235)	176
Total income tax expense	$11,929	$8,864	7,565

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

	Fiscal Years Ended
	December 28, 2008	December 30, 2007
Deferred tax assets:
Unearned franchise fees	$974	$880
Accrued vacation	314	264
Accrued compensation	715	600
Deferred lease credits	1,716	1,262
Restricted stock units	404	—
Other	472	484
	$4,595	$3,490

Deferred tax liability:
Depreciation	$11,780	$4,353
Total	$11,780	$4,353

          We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007 and upon adoption did not need to recognize an adjustment in the previously recorded liability for unrecognized income tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 30, 2007	$241
Additions based on tax positions related to the current year	133
Additions for tax positions of prior years	68
Balance at December 28, 2008	$442

          We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. During 2008, interest and penalties of $26 were included in income tax expense. Interest and penalties related to unrecognized tax benefits totaled $88 at December 30, 2007 and $114 at December 28, 2008. Included in the balance at December 30, 2007 and December 28, 2008, are unrecognized tax benefits of $157 and $287, respectively, which if recognized, would affect the annual effective tax rate. The difference between these amounts and the amount reflected in the reconciliation above relates to the deferred U.S. federal income tax benefit on unrecognized tax benefits related to U.S. state income taxes.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 28, 2008 and December 30, 2007
(Dollar amounts in thousands, except per-share amounts)

(8) Stockholders’ Equity

     (a) Stock Options

          We have 3.9 million shares of common stock reserved for issuance under the Equity Incentive Plan (the plan) for employees, officers, and directors. The option price for shares issued under this plan is to be not less than the fair market value on the date of grant with respect to incentive stock options, or 85% of fair market value for nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven to ten years. Nonqualified stock options issued pursuant to the plan are all fully vested and have a contractual life of ten years. Incentive stock options may be granted under this plan until May 15, 2018. We issue new shares of common stock upon exercise of stock options. In 2008, our shareholders approved amendments to the plan which extended the plan to 2018. Option activity is summarized for the year ended December 28, 2008 as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding, December 30, 2007	176,603	$5.61	3.9	$3,096

Granted	58,272	24.96
Exercised	(77,735)	4.15
Cancelled	(10,592)	10.68
Outstanding, December 28, 2008	146,548	$13.71	4.5	$1,627
Exercisable, December 28, 2008	89,605	6.60	3.5	1,623

          The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $24.72 as of the last business day of the year ended December 28, 2008, which would have been received by the optionees had all options been exercised on that date. As of December 28, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $443, which is expected to be recognized over a weighted average period of approximately 1.5 years. During 2008, 2007, and 2006, the total intrinsic value of stock options exercised was $1,567, $5,978, and $2,707, respectively. During 2008, 2007, and 2006, the total fair value of options vested was $33, $201, and $587, respectively. During 2008, the weighted average grant date fair value of options granted was $10.77. No options were granted during 2007 or 2006.

          The following table summarizes our stock options outstanding at December 28, 2008:

			Options outstanding			Options exercisable
Range			Shares	Average remaining contractual life (years)	Weighted average exercise price	Shares	Weighted average exercise price
$1.95	–	5.63	56,165	2.8	$4.48	56,165	$4.48
6.38	–	14.13	32,165	4.7	9.88	32,165	9.88
		17.41	1,750	6.0	17.41	1,275	17.41
		24.96	56,468	6.0	24.96	—	—
			146,548	4.5	13.71	89,605	6.60

          The plan has 1,338,869 shares available for grant as of December 28, 2008.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 28, 2008 and December 30, 2007
(Dollar amounts in thousands, except per-share amounts)

     (b) Restricted Stock Units

          We adopted a stock performance plan in June 2004, under which restricted stock units are granted annually at the discretion of the Board of Directors. For restricted stock units granted prior to 2008, units vest annually upon achieving performance targets. The performance targets for these restricted stock units are annual income targets set by our Board of Directors at the beginning of the year. We record compensation expense for these restricted stock units if vesting is expected, based on the achievement of the performance targets. These restricted stock units may vest one-third annually over a ten-year period as determined by meeting performance targets. However, the second one-third of the restricted stock units is not subject to vesting until the first one-third has vested and the final one-third is not subject to vesting until the first two-thirds of the award have vested.

          In 2008, we granted restricted stock units subject to cumulative one-year, two-year, and three-year net earnings targets. The number of units that vest each year is based on performance against those cumulative targets. These restricted stock units are subject to forfeiture if they have not vested at the end of the three-year period. Stock-based compensation is recognized for the expected number of units vesting at the end of each annual period. Restricted stock units expected to vest at the end of the first year are fully expensed in the first year. Restricted stock units expected to vest at the end of the second year are expensed during the first and second years. Restricted stock units expected to vest at the end of the third year are expensed over all three years. Therefore, the largest portion of stock-based compensation relating to each grant is recognized in the first year of the grant.

          Restricted stock units meeting the performance criteria will vest as of the end of our fiscal year. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required employee withholding taxes. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for fiscal 2008 is as follows:

	Number of shares	Weighted average grant date fair value

Outstanding, December 30, 2007	140,692	$20.92

Granted	329,688	20.42
Vested	(163,109)	21.08
Cancelled	(22,426)	21.70

Outstanding, December 28, 2008	284,845	$20.19

          As of December 28, 2008, the total stock-based compensation expense related to nonvested awards not yet recognized was $2,901, which is expected to be recognized over a weighted average period of 1.2 years. During fiscal year 2007, the total fair value of shares vested was $3,139. The weighted average grant date fair value of restricted stock units granted during 2007 and 2006 was $24.88 and $16.99, respectively. During 2008, we recognized $4,510 of stock-based expense related to restricted stock units.

     (c) Employee Stock Purchase Plan

          We have reserved 600,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“ESPP”). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During 2008, 2007, and 2006, we issued 43,948, 30,791, and 36,804 shares, respectively, of common stock under the ESPP and have 389,075 shares available for future sale.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 28, 2008 and December 30, 2007
(Dollar amounts in thousands, except per-share amounts)

(9) Earnings Per Common Share

          The following is a reconciliation of basic and fully diluted earnings per common share for fiscal 2008, 2007, and 2006:

	Fiscal year ended December 28, 2008

	Earnings (numerator)	Shares (denominator)	Per-share amount

Net earnings	$24,435

Earnings per common share	24,435	17,813,200	$1.37
Effect of dilutive securities – stock options	—	95,351
Effect of dilutive securities – restricted stock units	—	86,975

Earnings per common share—assuming dilution	$24,435	17,995,526	$1.36

	Fiscal year ended December 30, 2007

	Earnings (numerator)	Shares (denominator)	Per-share amount

Net earnings	$19,654

Earnings per common share	19,654	17,553,998	$1.12
Effect of dilutive securities – stock options	—	189,238
Effect of dilutive securities – restricted stock units	—	89,587

Earnings per common share—assuming dilution	$19,654	17,832,825	$1.10

	Fiscal year ended December 31, 2006

	Earnings (numerator)	Shares (denominator)	Per-share amount

Net earnings	$16,273

Earnings per common share	16,273	17,156,656	$0.95
Effect of dilutive securities – stock options	—	369,748
Effect of dilutive securities – restricted stock units	—	102,270

Earnings per common share—assuming dilution	$16,273	17,628,674	$0.92

          The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been antidilutive:

	December 28, 2008	December 30, 2007	December 31, 2006

Stock options	50,614	—	2,972
Restricted stock units	284,845	140,692	168,212

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 28, 2008 and December 30, 2007
(Dollar amounts in thousands, except per-share amounts)

(10) Supplemental Disclosures of Cash Flow Information

	Fiscal Years Ended

	December 28, 2008	December 30, 2007	December 31, 2006

Cash paid during the period for:
Income taxes	$4,681	$10,783	$8,803

Noncash financing and investing transactions:
Property and equipment not yet paid for	5,190	1,135	1,130
Tax withholding for restricted stock units	1,360	1,100	2,267
Adjustment of restricted stock units to fair value on grant date	—	—	2,568

(11) Loss on Asset Disposals and Impairment

          In 2008, 2007 and 2006, we closed restaurants. As a result, a charge was taken for remaining lease obligations, broker fees, and utilities. These charges were recognized as a part of the loss on asset disposals and impairment and were based on remaining lease obligations.

          The rollforward of the store closing reserve for the years ended December 28, 2008, December 30, 2007, and December 31, 2006, is as follows:

	As of December 30, 2007	2008 expense	Costs incurred	As of December 28, 2008

Remaining lease obligation and utilities	$—	$85	$(85)	$—

	$—	$85	$(85)	$—

	As of December 31, 2006	2007 expense	Costs incurred	As of December 30, 2007

Remaining lease obligation and utilities	$54	$85	$(139)	$—

	$54	$85	$(139)	$—

	As of December 25, 2005	2006 expense	Costs incurred	As of December 31, 2006

Remaining lease obligation and utilities	$—	$54	$—	$54

	$—	$54	$—	$54

          During 2008, we recorded an impairment charge for the assets of two underperforming restaurants. An impairment charge of $154 was recorded to the extent that the carrying amount of the assets was not considered recoverable based on estimated discounted future cash flows and the underlying fair value of the assets. We also recorded an impairment charge of $395 for the assets of one restaurant being relocated. No impairment charges were incurred during 2007.

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

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 28, 2008 and December 30, 2007
(Dollar amounts in thousands, except per-share amounts)

          A summary of the loss on asset disposals and impairment charges recognized by us is as follows:

	Fiscal Years Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Store closing charges	$85	$85	$54
Long-lived asset impairment	549	—	481
Other asset write-offs	1,449	902	473

	$2,083	$987	$1,008

(12) Defined Contribution Plans

          We have a defined contribution 401(k) plan whereby eligible employees may contribute pretax wages in accordance with the provisions of the plan. We match 100% of the first 3% and 50% of the next 2% of contributions made by eligible employees. Matching contributions of approximately $702, $840, and $394 were made by us during 2008, 2007, and 2006, respectively.

          Under our Management Deferred Compensation Plan, our executive officers and certain other individuals are entitled to receive an amount equal to a percentage of their base salary ranging from 5% to 12.5% which is credited on a monthly basis to their deferred compensation account. Cash contributions of $335, $261, and $245 were made by us during 2008, 2007, and 2006, respectively. Such amounts are subject to certain vesting provisions, depending on length of employment and circumstances of employment termination. In addition, individuals may elect to defer a portion or all of their cash compensation.

(13) Related Party Transactions

          It is our policy that all related party transactions must be disclosed and approved by the disinterested directors, and the terms and considerations for such related party transactions are compared and evaluated to terms available or the amounts that would have to be paid or received, as applicable, in arms-length transactions with independent third-parties.

          A member of our board of directors, Warren Mack, is an officer at our primary law firm.

(14) Designation of Shares and Stock Split

          On May 15, 2008, the Board of Directors authorized an increase to 45,000,000 authorized shares which consists of 44,000,000 shares of Common Stock and 1,000,000 shares of Undesignated Stock.

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

(15) Contingencies

          We are involved in various legal matters arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position and results of operations.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 28, 2008 and December 30, 2007
(Dollar amounts in thousands, except per-share amounts)

(16) Acquisition of Franchised Restaurants in Nevada

          On September 23, 2008, we acquired the assets of nine Buffalo Wild Wings franchised restaurants located in Las Vegas, Nevada. The total purchase price of $23,071, which includes direct acquisition costs of $426, was paid in cash and was funded by cash and the sale of marketable securities. The acquisition was accounted for as a business combination. The assets acquired were recorded based on their fair values at the time of the acquisition as detailed below:

Inventory, prepaids, and other assets	$436
Equipment, leasehold improvements, and a building	4,517
Deferred lease credits	475
Reacquired franchise rights	7,040
Goodwill	10,603
$23,071

          The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill. The results of operations of these locations are included in our consolidated statement of earnings as of the date of acquisition.

(17) Acquisition of Don Pablo’s Locations

          During February 2008, we acquired certain leases and assets of eight Don Pablo’s locations from Avado Brands, Inc. for approximately $1,200, which was paid in cash. Due to this acquisition, we recorded an impairment charge for the assets of one restaurant being relocated. The impairment charge of $395 was recorded in the first quarter of 2008 to the extent that the carrying amount was not considered recoverable based on estimated future discounted cash flows. Three restaurants were relocated due to this acquisition, resulting in a charge of $85 for remaining lease obligations and utilities.

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

          We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

          Management assessed the effectiveness of our internal control over financial reporting as of December 28, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 28, 2008, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting. That report appears below.

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

          We have audited Buffalo Wild Wings, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 28, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board
(United States), the consolidated balance sheets of Buffalo Wild Wings, Inc. and subsidiaries as of December 28, 2008 and December 30, 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 28, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Minneapolis, Minnesota
February 27, 2009

ITEM 9B. OTHER INFORMATION

          Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

          Information required by this item is contained in Part I of this document under the heading “Executive Officers,” and the sections entitled “Election of Directors,” “Compliance with Section 16(a) of the Exchange Act,” and “Corporate Governance” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2009 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

          Our Board of Directors has determined that Mr. J. Oliver Maggard, a member of the Audit Committee and an independent director, is an audit committee financial expert, as defined under 407(d) (5) of Regulation S-K. Mr. Maggard is an “independent director” as that term is defined in Nasdaq Rule 4200(a)(15). The designation of Mr. Maggard as the audit committee financial expert does not impose on Mr. Maggard any duties, obligations or liability that are greater than the duties, obligations and liability imposed on Mr. Maggard as a member of the Audit Committee and the Board of Directors in the absence of such designation or identification.

ITEM 11. EXECUTIVE COMPENSATION

          The information required by this item is contained in the section entitled “Executive Compensation” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2009 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          The information required by this item relating to the security ownership of certain holders is contained in the sections entitled “Principal Shareholders and Management Shareholdings” and “Equity Compensation Plan Information” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2009 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

          The information required by this item is contained in the sections entitled “Corporate Governance” and “Certain Transactions” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2009 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

          The information required by this item is contained in the section entitled “Independent Registered Public Accounting Firm” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2009 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

          (a) Financial Statements. The following consolidated financial statements of ours are filed with this report and can be found at Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm dated February 27, 2009

Consolidated Balance Sheets as of December 28, 2008 and December 30, 2007

Consolidated Statements of Earnings for the Fiscal Years Ended December 28, 2008, December 30, 2007, and December 31, 2006

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 28, 2008, December 30, 2007, and December 31, 2006

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 28, 2008, December 30, 2007, and December 31, 2006

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

Date: February 27, 2009	BUFFALO WILD WINGS, INC.

	By	/s/ SALLY J. SMITH
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

Name	Title	Date

/s/ SALLY J. SMITH	Chief Executive Officer, President and Director (principal executive officer)	2/27/09
Sally J. Smith

/s/ MARY J. TWINEM	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	2/27/09
Mary J. Twinem

/s/ DALE M. APPLEQUIST	Director	2/27/09
Dale M. Applequist

/s/ JAMES M. DAMIAN	Director, Chairman of the Board	2/27/09
James M. Damian

/s/ MICHAEL P. JOHNSON	Director	2/27/09
Michael P. Johnson

/s/ ROBERT W. MACDONALD	Director	2/27/09
Robert W. MacDonald

/s/ WARREN E. MACK	Director	2/27/09
Warren E. Mack

/s/ J. OLIVER MAGGARD	Director	2/27/09
J. Oliver Maggard

Buffalo Wild Wings, Inc.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description		Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Period
Allowance for doubtful accounts	2008	$25	544	544	25
	2007	47	—	22	25
	2006	25	51	29	47

Store closing reserves	2008	—	85	85	—
	2007	54	85	139	—
	2006	—	54	—	54

BUFFALO WILD WINGS, INC.
EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended:	Commission File No.
December 28, 2008	000-24743

Exhibit Number	Description
3.1	Restated Articles of Incorporation, as Amended (incorporated by reference to Exhibit 3.1 to our Form 10-Q for the fiscal quarter ended June 29, 2008)

3.2	Restated Bylaws, as Amended (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed February 28, 2007)

4.1	Form of specimen certificate representing Buffalo Wild Wings, Inc.’s common stock (1)

10.1	Forms of stock option agreements under 2003 Equity Incentive Plan (1)(2)

10.2	Employee Stock Purchase Plan and Amendment No. 1 (1) (2)

10.3

Form of 2005 Restricted Stock Unit Award Notice to Directors used under the 2003 Equity Incentive Plan(incorporated by reference to Exhibit 10.16 to our Form 10-K for the fiscal year ended December 25, 2005) (2)

10.4	The Executive Nonqualified Excess Plan (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended September 24, 2006) (2)

10.5	The Executive Nonqualified Excess Plan Adoption Agreement (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended September 24, 2006) (2)

10.6	2003 Equity Incentive Plan, as Amended Through March 17, 2007 (incorporated by reference to Appendix A to our Proxy Statement filed on April 20, 2007) (2)

10.7

Form of Restricted Stock Unit Award Notice to Employees under the 2003 Equity Incentive Plan as of January 1, 2007 (incorporated by reference to Exhibit 10.12 to our Form 10-K for the fiscal year ended December 30, 2007) (2)

10.8	2007 Executive Bonus Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed December 13, 2006) (2)

10.9	2008 Executive Cash Incentive Program (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed December 12, 2007) (2)

10.10	Cash Incentive Plan (incorporated by reference to Appendix B to our Proxy Statement filed on April 20, 2007) (2)

10.11	Director Compensation Arrangements as of December 31, 2007 (incorporated by reference to Exhibit 10.19 to our Form 10-K for the fiscal year ended December 30, 2007) (2)

10.12	Executive Officer Compensation Arrangements for Fiscal Year 2008 (incorporated by reference to Exhibit10.20 to our Form 10-K for the fiscal year ended December 30, 2007) (2)

10.13	Employment Agreement, dated as of September 27, 2007 with Mounir N. Sawda (incorporated by reference to Exhibit 10.21 to our Form 10-K for the fiscal year ended December 30, 2007) (2)

10.14	Form of Notice of Performance-Based Restricted Stock Unit Award under the 2003 Equity Incentive Plan(incorporated by reference to Exhibit 10.1 to our Form 8-K filed on February 22, 2008) (2)

10.15	Form of Notice of Incentive Stock Option Award under the 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on February 22, 2008) (2)

10.16	2003 Equity Incentive Plan, as Amended and Restated on May 15, 2008 (incorporated by reference to Exhibit10.1 to our Form 8-K filed May 21, 2008)(2)

10.17	The Executive Nonqualified Excess Plan as of May 15, 2008 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed May 21, 2008)(2)

10.18	The Executive Nonqualified Excess Plan Adoption Agreement as of May 15, 2008 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed May 21, 2008)(2)

10.19	Employment Agreement dated September 16, 2008 with Sally J. Smith (incorporated by reference to Exhibit10.1 to our Form 8-K filed September 22, 2008)(2)

10.20	Employment Agreement dated September 16, 2008 with Mary J. Twinem (incorporated by reference to Exhibit 10.2 to our Form 8-K filed September 22, 2008)(2)

10.21	Employment Agreement dated September 16, 2008 with James M. Schmidt (incorporated by reference to Exhibit 10.3 to our Form 8-K filed September 22, 2008)(2)

10.22	Employment Agreement dated September 16, 2008 with Judith A. Shoulak (incorporated by reference to Exhibit 10.4 to our Form 8-K filed September 22, 2008)(2)

10.23	Employment Agreement dated September 16, 2008 with Kathleen M. Benning (incorporated by reference to Exhibit 10.5 to our Form 8-K filed September 22, 2008)(2)

10.24	Employment Agreement dated September 16, 2008 with Linda G. Traylor (incorporated by reference to Exhibit 10.7 to our Form 10-Q for the fiscal quarter ended September 28, 2008)(2)

10.25	Employment Agreement dated September 16, 2008 with Mounir N. Sawda (incorporated by reference to Exhibit 10.7 to our Form 10-Q for the fiscal quarter ended September 28, 2008)(2)

10.26

Form of Amendment to Notice of Restricted Stock Unit Award Relating to Awards in Fiscal Years 2006 and2007 to Executive Officers (incorporated by reference to Exhibit 10.6 to our Form 8-K filed September 22, 2008)(2)

10.27	Amendment No. 1 to 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 10, 2008)(2)

10.28*	Director Compensation Arrangements for Fiscal Year 2009(2)

10.29*	Executive Officer Compensation Arrangements for Fiscal Year 2009(2)

10.30*	2009 Executive Cash Incentive Program(2)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to our Form 10-K for the fiscal year ended December 26, 2004)

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

(1)	Incorporated by reference to the corresponding exhibit numbers to our Registration Statement on Form S-1, Reg. No. 333-108695

(2)	Management agreement or compensatory plan or arrangement.