Form 10-Q
period 2009-03-29
BUFFALO WILD WINGS INC
filed 2009-05-06
CIK 1062449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

Commission File No. 000-24743

BUFFALO WILD WINGS, INC.
(Exact name of registrant as specified in its charter)

Minnesota	No. 31-1455915
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

5500 Wayzata Boulevard, Suite 1600, Minneapolis, MN 55416
(Address of Principal Executive Offices) (Zip Code)

(952) 593-9943
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer  ☐    Accelerated Filer  ☒    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
    YES  ☐        NO  ☒

 The number of shares outstanding of the registrant’s common stock as of May 1, 2009:  17,983,006 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(unaudited)

	March 29, 2009	December 28, 2008
Assets
Current assets:
Cash and cash equivalents	$6,745	$8,347
Marketable securities	37,279	36,157
Accounts receivable – franchisees, net of allowance of $25	1,001	895
Accounts receivable – other	8,008	5,759
Inventory	3,515	3,104
Prepaid expenses	2,596	3,294
Refundable income taxes	—	1,611
Deferred income taxes	2,158	1,731
Total current assets	61,302	60,898

Property and equipment, net	163,071	154,432
Restricted cash	6,395	7,670
Other assets	9,771	9,846
Goodwill	10,972	10,972
Total assets	$251,511	$243,818

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$2,685	$2,514
Income tax payable	1,166	—
Accounts payable	14,715	16,691
Accrued compensation and benefits	12,714	14,155
Accrued expenses	6,807	7,116
Current portion of deferred lease credits	141	56
Total current liabilities	38,228	40,532

Long-term liabilities:
Other liabilities	1,276	1,270
Marketing fund payables	6,395	7,670
Deferred income taxes	10,496	8,916
Deferred lease credits, net of current portion	14,388	13,837
Total liabilities	70,783	72,225

Commitments and contingencies (note 10)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 17,977,626 and 17,887,271 respectively	86,967	86,318
Retained earnings	93,761	85,275
Total stockholders’ equity	180,728	171,593
Total liabilities and stockholders’ equity	$251,511	$243,818

See accompanying notes to consolidated financial statements

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands except per share data)

(unaudited)

	Three months ended
	March 29, 2009	March 30, 2008
Revenue:
Restaurant sales	$119,424	$86,896
Franchise royalties and fees	12,131	10,366
Total revenue	131,555	97,262

Costs and expenses:
Restaurant operating costs:
Cost of sales	36,208	26,415
Labor	35,549	25,858
Operating	17,987	13,275
Occupancy	7,594	5,697
Depreciation	7,495	5,239
General and administrative (1)	11,420	9,341
Preopening	2,409	1,185
Loss on asset disposals and impairment	175	753
Total costs and expenses	118,837	87,763
Income from operations	12,718	9,499
Investment income	76	432
Earnings before income taxes	12,794	9,931
Income tax expense	4,308	3,406
Net earnings	$8,486	$6,525
Earnings per common share – basic	$0.47	$0.37
Earnings per common share – diluted	0.47	0.36
Weighted average shares outstanding – basic	17,980	17,766
Weighted average shares outstanding – diluted	18,041	17,877

(1) Includes stock-based compensation of $801 and $1,020, respectively

See accompanying notes to consolidated financial statements

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(unaudited)

	Three months ended
	March 29, 2009	March 30, 2008
Cash flows from operating activities:
Net earnings	$8,486	$6,525
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	7,342	5,239
Amortization	153	(36)
Loss on asset disposals and impairment	175	753
Deferred lease credits	620	834
Deferred income taxes	1,153	1,267
Stock-based compensation	801	1,020
Excess tax benefit from stock issuance	(2)	(278)
Change in operating assets and liabilities:
Trading securities	(691)	1
Accounts receivable	(2,339)	(345)
Inventory	(411)	(260)
Prepaid expenses	698	751
Other assets	(78)	23
Unearned franchise fees	171	132
Accounts payable	784	(219)
Income taxes	2,779	1,826
Accrued expenses	(384)	(1,212)
Net cash provided by operating activities	19,257	16,021

Cash flows from investing activities:
Acquisition of property and equipment	(18,916)	(10,395)
Purchase of marketable securities	(13,070)	(27,704)
Proceeds of marketable securities	12,639	36,322
Net cash used in investing activities	(19,347)	(1,777)

Cash flows from financing activities:
Issuance of common stock	3	101
Excess tax benefit from stock issuance	2	278
Tax payments for restricted stock	(1,517)	(989)
Net cash used in financing activities	(1,512)	(610)
Net increase (decrease) in cash and cash equivalents	(1,602)	13,634
Cash and cash equivalents at beginning of period	8,347	1,521
Cash and cash equivalents at end of period	$6,745	$15,155

See accompanying notes to consolidated financial statements

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 29, 2009 AND MARCH 30, 2008
(Dollar amounts in thousands except share and per share data)

(1)	Basis of Financial Statement Presentation

The consolidated financial statements as of March 29, 2009 and December 28, 2008, and for the three-month periods ended March 29, 2009 and March 30, 2008, have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information for the three-month periods ended March 29, 2009 and March 30, 2008 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

References in the remainder of this document to “Buffalo Wild Wings,” “we,” “us” and “our” refer to the business of Buffalo Wild Wings, Inc. and our subsidiaries.

The financial information as of December 28, 2008 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2008, which is included in Item 8 in the Fiscal 2008 Annual Report on Form 10-K, and should be read in conjunction with such financial statements.

The results of operations for the three-month period ended March 29, 2009 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 27, 2009.

(2)	Summary of Significant Accounting Policies

(a)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Cash flows related to inventory sales are classified in net cash provided by operating activities in our consolidated statements of cash flows.

We purchase our products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by our restaurants and our franchised restaurants is fresh chicken wings. Fresh chicken wings are purchased by us at market prices. Material increases in fresh chicken wing costs may adversely affect our operating results. For the three-month periods ended March 29, 2009 and March 30, 2008, fresh chicken wings were 23.6% and 22.5%, respectively, of restaurant cost of sales.

(b)	Fair Values of Financial Instruments

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

Assets recorded at fair value in our consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels, defined by SFAS No. 157, “Fair Value Measurements,” and directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities, are as follows:

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

Determining which hierarchical level an asset falls within requires significant judgment. We will evaluate our hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of March 29, 2009:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Short-term investments (1)	$2,259	$22,135	$—	$24,394

(1)
We classified a portion of our marketable securities as available-for-sale and trading securities which were reported at fair market value, using the “market approach” valuation technique. The “market approach” valuation method used prices and other relevant information observable in market transactions involving identical or comparable assets. Our trading securities are valued using the Level 1 approach. Our available-for-sale marketable securities are valued using a Level 2 approach.

SFAS No. 157 requires separate disclosure of assets measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis. As of March 29, 2009, no assets or liabilities were measured at fair value on a nonrecurring basis.

(c)	New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. We will apply SFAS No. 141R to all future business combinations.

(3)	Marketable Securities

Marketable securities were comprised of the following:

	As of
	March 29, 2009	December 28, 2008
Held-to-maturity:
Municipal securities	$12,885	$17,254
Available-for-sale:
Municipal securities	22,135	17,336
Trading:
Mutual funds	2,259	1,567
Total	$37,279	$36,157

All held-to-maturity debt securities are due within one year and had aggregate fair values of $12,916 and $16,595 as of March 29, 2009 and December 28, 2008, respectively. Trading securities represents investments held for future needs of a non-qualified deferred compensation plan.

(4)	Property and Equipment

Property and equipment consisted of the following:

	As of
	March 29, 2009	December 28, 2008
Construction in-process	$9,138	$10,703
Buildings	10,088	6,639
Furniture, fixtures, and equipment	101,250	95,460
Leasehold improvements	130,122	122,796
	250,598	235,598
Less accumulated depreciation	(87,527)	(81,166)
	$163,071	$154,432

(5)	Derivative Instruments

We use commodities derivatives to manage our exposure to commodity price fluctuations. We enter into options and future contracts to reduce our risk of natural gas price fluctuations. These derivatives do not qualify for hedge accounting and changes in fair value are included in current net income. These changes are classified as a component of restaurant operating expenses. Net losses of $247 and $15 were recognized in the first quarters of 2009 and 2008, respectively. As of March 29, 2009, the maximum length of time over which we are hedging our exposure to the variability in future cash flows related to the purchase of natural gas is ten months.

(6)	Stockholders’ Equity

(a)	Stock Options

We have 3.9 million shares of common stock reserved for issuance under the Equity Incentive Plan (the plan) for employees, officers, and directors. The option price for shares issued under this plan is to be not less than the fair market value on the date of grant with respect to incentive stock options, or 85% of fair market value for nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven to ten years. Nonqualified stock options issued pursuant to the plan have varying vesting periods from immediately to one year and have a contractual life of seven to ten years. In 2008, our shareholders approved amendments to the plan which extended the plan to 2018. We issue new shares of common stock upon exercise of stock options. Option activity is summarized for the quarter ended March 29, 2009 as follows:

	Number of shares	Weighted average exercise price	Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 28, 2008	146,548	$13.71	4.5	$1,627

Granted	56,302	30.90
Exercised	(356)	13.81
Cancelled	(340)	8.54
Outstanding, March 29, 2009	202,154	$18.51	4.9	$3,809
Exercisable, March 29, 2009	103,498	9.13	3.6	2,921

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $37.35 as of the last business day of the quarter ended March 29, 2009, which would have been received by the optionees had all options been exercised on that date. As of March 29, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,211, which is expected to be recognized over a weighted average period of approximately 2.0 years. During the quarters ended March 29, 2009 and March 30, 2008, the total intrinsic value of stock options exercised was $6 and $777, respectively. During the quarters ended March 29, 2009 and March 30, 2008, the total fair value of options vested was $8 and $9, respectively.

The plan has 1,031,199 shares available for grant as of March 29, 2009.

(b)	Restricted Stock Units

We have a stock performance plan under which restricted stock units are granted annually at the discretion of the Board of Directors. For restricted stock units granted prior to 2008, units vest annually upon achieving performance targets. The performance targets for these restricted stock units are annual income targets set by our Board of Directors at the beginning of the year. We record compensation expense for these restricted stock units if vesting is probable, based on the achievement of the performance targets. These restricted stock units may vest one-third annually over a ten-year period as determined by meeting performance targets. However, the second one-third of the restricted stock units is not subject to vesting until the first one-third has vested and the final one-third is not subject to vesting until the first two-thirds of the award have vested.

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

In the first quarter of 2009, we granted restricted stock units subject to three-year cliff vesting and a cumulative three-year earnings target. The number of units which vest at the end of the three-year period is based on performance against the target. These restricted stock units are subject to forfeiture if they have not vested at the end of the three-year period. Stock-based compensation is recognized for the expected number of units vesting at the end of the period and is expensed over the three-year period.

For each grant, restricted stock units meeting the performance criteria will vest as of the end of our fiscal year. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required minimum employee withholding taxes. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for fiscal 2009 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 28, 2008	284,845	$20.19

Granted	169,399	30.90
Vested	—	—
Cancelled	(2,386)	21.28
Outstanding, March 29, 2009	451,858	$24.20

As of March 29, 2009, the total stock-based compensation expense related to nonvested awards not yet recognized was $5,473, which is expected to be recognized over a weighted average period of 1.5 years. During the quarter ended March 30, 2008, the total fair value of shares vested was $420. No shares vested during the quarter ended March 29, 2009. The weighted average grant date fair value of restricted stock units granted during the first quarter of 2008 was $23.14.

(c)	Employee Stock Purchase Plan

We have reserved 600,000 shares of common stock for issuance under the Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the first quarters of 2009 and 2008, we issued no shares of common stock under the plan. As of March 29, 2009, we have 389,075 shares available for future issuance under the ESPP.

(7)	Earnings Per Share

The following is a reconciliation of basic and fully diluted earnings per share for the three-month periods ended March 29, 2009 and March 30, 2008:

	Three months ended March 29, 2009
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$8,486
Earnings per common share		17,979,858	$0.47
Effect of dilutive securities – stock options	—	60,693
Earnings per common share – assuming dilution	$8,486	18,040,551	$0.47

	Three months ended March 30, 2008
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$6,525
Earnings per common share		17,766,331	$0.37
Effect of dilutive securities – stock options	—	110,987
Earnings per common share – assuming dilution	$6,525	17,877,318	$0.36

Shares excluded from the fully diluted calculation because the effect on net earnings per share would have been antidilutive were 526,119 shares and 469,447 shares for the three-month periods ended March 29, 2009 and March 30, 2008, respectively.

(8)	Supplemental Disclosures of Cash Flow Information

	Three months ended
	March 29, 2009	March 30, 2008
Cash paid during the period for:
Income taxes	$437	$275
Noncash financing and investing transactions:
Property and equipment not yet paid for	(2,760)	1,557

(9)	Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. The total unrecognized tax benefits reflected on our consolidated balance sheet as of March 29, 2009, and December 28, 2008 were $458 and $442 respectively. The increase was due to additions based on tax positions related to the current year. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties related to unrecognized tax benefits totaled $89 at March 29, 2009. Included in the balance at March 29, 2009 and December 28, 2008, are unrecognized tax benefits of $298 and $287, respectively, which if recognized, would affect the annual effective tax rate. We do not anticipate any significant change to the total unrecognized tax benefits prior to March 28, 2010.

The Internal Revenue Service completed their examination of our 2005 U.S. Income Tax Return in 2008. No changes to the tax return were reported. With few exceptions, we are no longer subject to state income tax examinations for years before 2005.

(10)	Contingencies

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for 2009, cash requirements, and our expected store openings. Such statements are forward-looking and speak only as of the date on which they are made. There are risks and uncertainties including, but not limited to, those discussed in this Form 10-Q under Item 2 of Part I as well as in Item 1A of Part I of the fiscal 2008 Form
10-K.

Critical Accounting Policies and Use of Estimates

Our most critical accounting policies, which are those that require significant judgment, include: valuation of long-lived assets and store closing reserves, vendor allowances, revenue recognition from franchise operations, and self-insurance liability. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008. There have been no changes to those policies during this period.

Overview

As of March 29, 2009, we owned and operated 206 company-owned and franchised an additional 373 Buffalo Wild Wings® Grill & Bar restaurants in 40 states. Of the 579 system-wide restaurants, 85 are located in Ohio. The restaurants have elements of both the quick casual and casual dining styles, both of which are part of a growing industry. Our long-term focus is to grow to a national chain of over 1,000 locations, continuing the strategy of developing both company-owned and franchised restaurants.

Our growth targets for 2009 are 15% unit growth, 25% revenue growth, and 20% to 25% net earnings growth. Our growth and success depend on several factors and trends. First, we continue to monitor and react to changes in our cost of goods sold. The cost of goods sold is difficult to predict, as it ranged from 29.3% to 30.4% of restaurant sales per quarter in 2009 and 2008. We are working to counteract the volatility of chicken wing prices with the introduction of popular new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We will continue to monitor the cost of fresh chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. We are also exploring purchasing strategies to lessen the severity of cost increases and fluctuations. We are currently purchasing chicken wings at market prices. If a satisfactory long-term price agreement for chicken wings were to arise, we would consider locking in prices to reduce our price volatility.

A second factor is our success in new markets. There are inherent risks in opening new restaurants, especially in new markets, for various reasons, including the lack of experience, logistical support, and brand awareness in a new market. These factors may result in lower than anticipated sales and cash flow for new restaurants in new markets. In 2009, we plan to develop the majority of our company-owned restaurants primarily in markets where we currently have either company-owned or franchised restaurants. We believe this development focus, together with our focus on our new restaurant opening procedures, will help mitigate the overall risk associated with opening restaurants in new markets.

Third, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, therefore, cash flow per location. We remain committed to high quality operations and guest hospitality.

Our revenue is generated by:

•
Sales at our company-owned restaurants, which were 91% of total revenue in the first quarter of 2009. Food and nonalcoholic beverages accounted for 75% of restaurant sales. The remaining 25% of restaurant sales was from alcoholic beverages. The menu item with the highest sales volume is chicken wings at 20% of total restaurant sales.

•	Royalties and franchise fees received from our franchisees.

We generate cash from the operation of company-owned restaurants and from franchise royalties and fees. We highlight the specific costs associated with the on-going operation of our company-owned restaurants in the consolidated statement of earnings under “Restaurant operating costs.” Nearly all of our depreciation expense relates to assets used by our company-owned restaurants. Preopening costs are those costs associated with opening new company-owned restaurants and will vary quarterly based on the number of new locations opened and under construction. Loss on asset disposals and impairment expense is related to company-owned restaurants and includes the impairment of assets due to a relocation and the write-down of miscellaneous assets. Certain other expenses, such as general and administrative, relate to both company-owned and franchising operations.

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Both of the first quarters of 2009 and 2008 consisted of thirteen weeks.

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

	Three months ended
	March 29, 2009	March 30, 2008
Revenue:
Restaurant sales	90.8%	89.3%
Franchising royalties and fees	9.2	10.7
Total revenue	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	30.3	30.4
Labor	29.8	29.8
Operating	15.1	15.3
Occupancy	6.4	6.6
Depreciation	5.7	5.4
General and administrative	8.7	9.6
Preopening	1.8	1.2
Loss on asset disposals and impairment	0.1	0.8
Total costs and expenses	90.3	90.2
Income from operations	9.7	9.8
Investment income	0.1	0.4
Earnings before income taxes	9.7	10.2
Income tax expense	3.3	3.5
Net earnings	6.5%	6.7%

The number of company-owned and franchised restaurants open are as follows:

	As of
	March 29, 2009	March 30, 2008
Company-owned restaurants	206	165
Franchised restaurants	373	340

The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

	Three months ended
	March 29, 2009	March 30, 2008
Company-owned restaurant sales	$119,424	$86,896
Franchised restaurant sales	242,120	206,888

Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

	Three months ended
	March 29, 2009	March 30, 2008
Company-owned same-store sales	6.4%	4.1%
Franchised same-store sales	6.0%	2.1%

The quarterly average prices paid per pound for fresh chicken wings are as follows:

	Three months ended
	March 29, 2009	March 30, 2008
Average price per pound	$1.63	$1.33

Results of Operations for the Three Months Ended March 29, 2009 and March 30, 2008

Restaurant sales increased by $32.5 million, or 37.4%, to $119.4 million in 2009 from $86.9 million in 2008. The increase in restaurant sales was due to a $27.2 million increase associated with the opening of 10 new company-owned restaurants in 2009 and 46 company-owned restaurants opened before 2009 that did not meet the criteria for same-store sales for all or part of the three-month period and $5.3 million related to a 6.4% increase in same-store sales.

Franchise royalties and fees increased by $1.8 million, or 17.0%, to $12.1 million in 2009 from $10.4 million in 2008. The increase was primarily due to additional royalties collected from 11 new franchised restaurants that opened in 2009 and 37 franchised restaurants that opened in the last nine months of 2008. Same-store sales for franchised restaurants increased 6.0% in 2009.

Cost of sales increased by $9.8 million, or 37.1%, to $36.2 million in 2009 from $26.4 million in 2008 due primarily to more restaurants being operated in 2009. Cost of sales as a percentage of restaurant sales decreased to 30.3% in 2009 from 30.4% in 2008. The decrease in cost of sales as a percentage of restaurant sales was primarily due to the leverage of food and alcohol costs as a result of price increases. The steady shift from traditional wings to boneless wings also lowered our cost of goods percentage. Traditional wings accounted for 20% of our restaurant sales, down from 22% in 2008. Boneless wings, which in first quarter were a better margin item than traditional wings, increased to 18% of sales, from 15% in the prior year. For the first quarter of 2009, wing prices averaged $1.63 per pound which was a 23.0% increase over the same period in 2008.

Labor expenses increased by $9.7 million, or 37.5%, to $35.5 million in 2009 from $25.9 million in 2008 due primarily to more restaurants being operated in 2009. Labor expenses as a percentage of restaurant sales remained consistent at 29.8% in 2009 and 2008. Lower hourly and management labor were offset by higher incentive and medical costs.

Operating expenses increased by $4.7 million, or 35.5%, to $18.0 million in 2009 from $13.3 million in 2008 due primarily to more restaurants being operated in 2009. Operating expenses as a percentage of restaurant sales decreased to 15.1% in 2009 from 15.3% in 2008. The decrease in operating expenses as a percentage of restaurant sales is primarily due to lower cable and televised sport package costs.

Occupancy expenses increased by $1.9 million, or 33.3%, to $7.6 million in 2009 from $5.7 million in 2008 due primarily to more restaurants being operated in 2009. Occupancy expenses as a percentage of restaurant sales decreased to 6.4% in 2009 from 6.6% in 2008, primarily due to better leverage of rent expense with higher sales levels.

Depreciation increased by $2.3 million, or 43.1%, to $7.5 million in 2009 from $5.2 million in 2008. The increase was primarily due to the additional depreciation on 10 new restaurants opened in 2009 and the 30 new restaurants that opened in the last nine months of 2008.

General and administrative expenses increased by $2.1 million, or 22.3%, to $11.4 million in 2009 from $9.3 million in 2008 primarily due to additional headcount and higher corporate, professional, and travel-related expenditures. General and administrative expenses as a percentage of total revenue decreased to 8.7% in 2009 from 9.6% in 2008. Exclusive of stock-based compensation, we reduced our general and administrative expenses as a percentage of revenue to 8.1% from 8.6% due to better leveraging of our wage-related expenses against higher sales levels.

Preopening costs increased by $1.2 million, to $2.4 million in 2009 from $1.2 million in 2008. In 2009, we incurred costs of $1.9 million for 10 new company-owned restaurants opened in the first quarter of 2009, and incurred $511,000 for restaurants that will open in the second or third quarters of 2009. In 2008, we incurred costs of $688,000 for four new company-owned restaurants opened in the first quarter of 2008, and incurred $467,000 for restaurants that opened in the second or third quarters of 2008. In 2009, we expect average preopening costs per restaurant to be $215,000.

Loss on asset disposals and impairment decreased by $578,000 to $175,000 in 2009 from $753,000 in 2008. In 2009, the charge was due to the write-off of miscellaneous equipment. In 2008, we impaired the assets of one of our Texas restaurants by $395,000 due to a relocation. The remaining charge in 2008 was related to the HDTV upgrades and write-off of miscellaneous equipment.

Investment income decreased by $356,000 to $76,000 in 2009 from $432,000 in 2008. The decrease was primarily due to lower cash and marketable securities balances, lower interest rates, and losses on investments held for a deferred compensation plan. Cash and marketable securities balances at the end of the quarter totaled $44.0 million in 2009 compared to $73.1 million for the first quarter of 2008.

Provision for income taxes increased $902,000 to $4.3 million in 2009 from $3.4 million in 2008. The effective tax rate as a percentage of income before taxes decreased to 33.7% in 2009 from 34.3% in 2008. The 2009 income tax rate was lower due to an increase in employer tax credits and a decrease in state taxes which were partially offset by a decrease in tax-exempt interest income. For fiscal year 2009, we believe our effective tax rate will be approximately 34%.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for new restaurant construction, remodeling and maintaining our existing company-owned restaurants, working capital, and other general business needs. We fund these expenses primarily with cash from operations. The cash and marketable securities balance at March 29, 2009 was $44.0 million. We invest our cash balances in debt securities with the focus on protection of principal, adequate liquidity, and return on investment based on risk. As of March 29, 2009, nearly all excess cash was invested in high-quality municipal securities.

For the three months ended March 29, 2009, net cash provided by operating activities was $19.3 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, an increase in income taxes payable and accounts receivable. The change in income taxes was due to the timing of income tax payments. The increase in accounts receivable was due to an increase in our credit card receivables.

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

For the three months ended March 29, 2009 and March 30, 2008, net cash used in investing activities was $19.3 million and $1.8 million, respectively. Investing activities included purchases of property and equipment related to the opening of new company-owned restaurants and restaurants under construction in both periods. During the first quarter of 2009 and 2008, we opened 10 restaurants and four restaurants, respectively. In 2009, we expect capital expenditures for approximately 35 new company-owned restaurants to cost approximately $1.5 million per location and expenditures to be approximately $22.5 million for the maintenance and remodel of existing restaurants. In 2009, we purchased $13.1 million of marketable securities and received proceeds of $12.6 million as these investments matured or were sold. In 2008, we purchased $27.7 million of marketable securities and received proceeds of $36.3 million as these investments matured or were sold.

For the three months ended March 29, 2009 and March 30, 2008, net cash used in financing activities was $1.5 million and $610,000, respectively. Net cash used in financing activities for 2009 resulted primarily from tax payments for restricted stock of $1.5 million. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2009. Net cash used in financing activities for 2008 resulted primarily from tax payments for restricted stock of $989,000, offset by proceeds from the exercise of stock options of $101,000 and the excess tax benefit from stock issuance of $278,000.

Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. We own the buildings in which 19 of our restaurants operate and, therefore, have very limited ability to enter into sale-leaseback transactions as a potential source of cash.

The following table presents a summary of our contractual operating lease obligations and commitments as of March 29, 2009:

		Payments Due By Period (in thousands)
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$214,806	25,547	48,555	43,829	96,875
Lease commitments for restaurants under development	32,269	1,506	4,411	4,485	21,867
Total	$247,075	27,053	52,966	48,314	118,742

We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Our future cash outflows related to income tax uncertainties amount to $458,000. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

Off-Balance Sheet Arrangements

As of March 29, 2009, we had no off-balance sheet arrangements or transactions.

Risk Factors/Forward-Looking Statements

The foregoing discussion and other statements in this report contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. Our forward-looking statements generally relate to our expected restaurant openings for 2009 and the longer term, our efforts to manage the cost of fresh chicken wings and other costs of sales, our growth strategy in new and existing markets, our expectations and beliefs with respect to the impact of certain accounting pronouncements on our financial statements, our estimated tax rates for 2009, our anticipated capital expenditures, our expectations regarding pre-opening costs, sources of funding and cash requirements, our expectations and beliefs regarding various legal actions arising in the ordinary course of business, and our beliefs relating to commodity price and investment risks. Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the following risk factors (each of which is discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008):

•	Fluctuations in chicken wing prices could reduce our operating income.

•	If we are unable to successfully open new restaurants, our revenue growth rate and profits may be reduced.

•	We must identify and obtain a sufficient number of suitable new restaurant sites for us to sustain our revenue growth rate.

•	Our restaurants may not achieve market acceptance in the new geographic regions we enter.

•	New restaurants added to our existing markets may take sales from existing restaurants.

•	Implementing our expansion strategy may strain our resources.

•	We are dependent on franchisees and their success.

•	Franchisees may take actions that could harm our business.

•	We could face liability from our franchisees.

•	We may be unable to compete effectively in the restaurant industry.

•	A reduction in vendor allowances currently received could affect our costs of goods sold.

•	Our quarterly operating results may fluctuate due to the timing of special events and other factors, including the recognition of impairment losses.

•	We may not be able to attract and retain qualified personnel to operate and manage our restaurants.

•	We may not be able to obtain and maintain licenses and permits necessary to operate our restaurants.

•	Changes in employment laws or regulation could harm our performance.

•	Changes in consumer preferences, consumer confidence, or discretionary consumer spending could harm our performance.

•	We are susceptible to adverse trends in Ohio.

•	Changes in public health concerns may impact our performance.

•	A decline in visitors to any of the business districts near the locations of our restaurants could negatively affect our restaurant sales.

•	The acquisition of existing restaurants from our franchisees or other acquisitions may have unanticipated consequences that could harm our business and our financial condition.

•	Improper food handling may affect our business adversely.

•	Complaints or litigation may hurt us.

•	Our current insurance may not provide adequate levels of coverage against claims.

•	Natural disasters and other events could harm our performance.

•	We may not be able to protect our trademarks, service marks or trade secrets.

Investors are cautioned that all forward-looking statements involve risk and uncertainties and speak only as of the date on which they are made.

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. We use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is fresh chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of popular new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. We currently purchase chicken wings at market prices. If a satisfactory long-term price agreement for chicken wings were to arise, we would consider locking in prices to reduce our price volatility. If there is a significant rise in the price of fresh chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. Fresh chicken wings accounted for approximately 23.6% and 22.5% of our cost of sales in the first quarter of 2009 and 2008, respectively, with a quarterly average price per pound of $1.63 and $1.33, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

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

Date: May 6, 2009	BUFFALO WILD WINGS, INC.

	By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer (principal executive officer)

	By:	/s/ Mary J. Twinem
Mary J. Twinem, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

BUFFALO WILD WINGS, INC.
FORM 10-Q FOR QUARTER ENDED MARCH 29, 2009

Exhibit Number	Description
10.1*	2009 Executive Cash Incentive Program for Chief Executive Officer

10.2*	Form of Notice of Performance-Based Restricted Stock Unit Award (Officer Level) as of March 1, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

*Management agreement or compensatory plan or arrangement.