Form 10-Q
period 2009-06-28
BUFFALO WILD WINGS INC
filed 2009-08-05
CIK 1062449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

 The number of shares outstanding of the registrant’s common stock as of July 31, 2009:  18,023,536 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(unaudited)

	June 28, 2009	December 28, 2008
Assets
Current assets:
Cash and cash equivalents	$11,139	$8,347
Marketable securities	37,867	36,157
Accounts receivable – franchisees, net of allowance of $25	881	895
Accounts receivable – other	6,746	5,759
Inventory	3,359	3,104
Prepaid expenses	1,905	3,294
Refundable income taxes	—	1,611
Deferred income taxes	2,741	1,731
Total current assets	64,638	60,898

Property and equipment, net	168,171	154,432
Restricted cash	10,707	7,670
Other assets	9,645	9,846
Goodwill	10,972	10,972
Total assets	$264,133	243,818

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$2,680	2,514
Income tax payable	253	—
Accounts payable	12,778	16,691
Accrued compensation and benefits	14,245	14,155
Accrued expenses	5,606	7,116
Current portion of deferred lease credits	173	56
Total current liabilities	35,735	40,532

Long-term liabilities:
Other liabilities	1,350	1,270
Marketing fund payables	10,707	7,670
Deferred income taxes	11,565	8,916
Deferred lease credits, net of current portion	14,799	13,837
Total liabilities	74,156	72,225

Commitments and contingencies (note 10)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 18,023,450 and 17,887,271 respectively	89,241	86,318
Retained earnings	100,736	85,275
Total stockholders’ equity	189,977	171,593
Total liabilities and stockholders’ equity	$264,133	243,818

See accompanying notes to consolidated financial statements

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollar and share amounts in thousands except per share data)
(unaudited)

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenue:
Restaurant sales	$117,763	87,462	237,187	174,358
Franchise royalties and fees	11,859	10,406	23,990	20,772
Total revenue	129,622	97,868	261,177	195,130

Costs and expenses:
Restaurant operating costs:
Cost of sales	35,922	26,248	72,130	52,663
Labor	36,056	27,020	71,605	52,878
Operating	17,966	13,857	35,953	27,132
Occupancy	7,924	5,902	15,518	11,599
Depreciation and amortization	7,888	5,510	15,383	10,749
General and administrative (1)	11,773	9,047	23,193	18,388
Preopening	1,673	1,758	4,082	2,943
Loss on asset disposals and impairment	272	385	447	1,138
Total costs and expenses	119,474	89,727	238,311	177,490
Income from operations	10,148	8,141	22,866	17,640
Investment income	413	400	489	832
Earnings before income taxes	10,561	8,541	23,355	18,472
Income tax expense	3,586	2,926	7,894	6,332
Net earnings	$6,975	5,615	15,461	12,140
Earnings per common share – basic	$0.39	0.32	0.86	0.68
Earnings per common share – diluted	0.39	0.31	0.86	0.68
Weighted average shares outstanding – basic	17,999	17,810	17,990	17,788
Weighted average shares outstanding – diluted	18,070	17,906	18,052	17,893

(1) Includes stock-based compensation of $1,689, $904, $2,490, and $1,924, respectively

See accompanying notes to consolidated financial statements

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	Six months ended
	June 28, 2009	June 29, 2008
Cash flows from operating activities:
Net earnings	$15,461	12,140
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	15,077	10,749
Amortization	306	36
Loss on asset disposals and impairment	447	1,138
Deferred lease credits	840	1,113
Deferred income taxes	1,639	2,386
Stock-based compensation	2,490	1,924
Excess tax benefit from the exercise of stock options	(31)	(302)
Change in operating assets and liabilities:
Trading securities	(1,204)	(76)
Accounts receivable	(734)	182
Inventory	(255)	(155)
Prepaid expenses	1,389	1,098
Other assets	(105)	(79)
Unearned franchise fees	166	89
Accounts payable	(61)	376
Income taxes	1,895	960
Accrued expenses	20	(928)
Net cash provided by operating activities	37,340	30,651

Cash flows from investing activities:
Acquisition of property and equipment	(33,115)	(24,643)
Purchase of marketable securities	(25,284)	(68,578)
Proceeds of marketable securities	24,778	69,852
Net cash used in investing activities	(33,621)	(23,369)

Cash flows from financing activities:
Issuance of common stock	555	562
Tax payments for restricted stock units	(1,513)	(989)
Excess tax benefit from the exercise of stock options	31	302
Net cash used in financing activities	(927)	(125)
Net increase in cash and cash equivalents	2,792	7,157
Cash and cash equivalents at beginning of period	8,347	1,521
Cash and cash equivalents at end of period	$11,139	8,678

See accompanying notes to consolidated financial statements

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 28, 2009 AND JUNE 29, 2008
(Dollar amounts in thousands except share and per share data)

(1)	Basis of Financial Statement Presentation

The consolidated financial statements as of June 28, 2009 and December 28, 2008, and for the three-month and six-month periods ended June 28, 2009 and June 29, 2008, have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information for the three-month and six-month periods ended June 28, 2009 and June 29, 2008 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. In preparing the accompanying financial statements, we have evaluated subsequent events through August 5, 2009, the issuance date of this Quarterly Report on Form 10-Q. We have determined that no events or transactions have occurred subsequent to June 28, 2009 which require recognition or disclosure in the financial statements.

References in the remainder of this document to “Buffalo Wild Wings,” “we,” “us” and “our” refer to the business of Buffalo Wild Wings, Inc. and our subsidiaries.

The financial information as of December 28, 2008 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2008, which is included in Item 8 in the Fiscal 2008 Annual Report on Form 10-K and should be read in conjunction with such financial statements.

The results of operations for the three-month and six-month periods ended June 28, 2009 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 27, 2009.

(2)	Summary of Significant Accounting Policies

(a)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

We purchase our products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by our restaurants and our franchised restaurants is fresh chicken wings. Fresh chicken wings are purchased by us at market prices. Material increases in fresh chicken wing costs may adversely affect our operating results. For the three-month periods ended June 28, 2009 and June 29, 2008, fresh chicken wings were 25.5% and 20.4%, respectively, of restaurant cost of sales. For the six-month periods ended June 28, 2009 and June 29, 2008, fresh chicken wings were 24.5% and 21.5%, respectively, of restaurant cost of sales.

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

Determining which hierarchical level an asset falls within requires significant judgment. We will evaluate our hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of June 28, 2009:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Short-term investments (1)	$2,771	$22,485	$—	$25,256

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

SFAS No. 157 requires separate disclosure of assets measured at fair value on a recurring basis, as documented above, from those measured at fair value on a nonrecurring basis. As of June 28, 2009, no assets or liabilities were measured at fair value on a nonrecurring basis.

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

In June 2008, the FASB issued FASB Staff Position (FSP) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The two-class method is an earnings allocation method for computing earnings per share when an entity’s capital structure includes either two or more classes of common stock or common stock and participating securities. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 did not have an impact on our consolidated financial statements.

(3)	Marketable Securities

Marketable securities were comprised of the following:

	As of
	June 28, 2009	December 28, 2008
Held-to-maturity:
Municipal securities	$12,611	$17,254
Available-for-sale:
Municipal securities	22,485	17,336
Trading:
Mutual funds	2,771	1,567
Total	$37,867	$36,157

All held-to-maturity debt securities are due within one year and had aggregate fair values of $12,618 and $17,278 as of June 28, 2009 and December 28, 2008, respectively. Trading securities represents investments held for future needs of a non-qualified deferred compensation plan.

(4)	Property and Equipment

Property and equipment consisted of the following:

	As of
	June 28, 2009	December 28, 2008
Construction in-process	$6,015	$10,703
Buildings	13,237	6,639
Furniture, fixtures, and equipment	106,697	95,460
Leasehold improvements	136,815	122,796
	262,764	235,598
Less accumulated depreciation	(94,593)	(81,166)
	$168,171	$154,432

(5)	Derivative Instruments

We use commodities derivatives to manage our exposure to commodity price fluctuations. We enter into options and future contracts to reduce our risk of natural gas price fluctuations. These derivatives do not qualify for hedge accounting and changes in fair value are included in current net income. These changes are classified as a component of restaurant operating expenses. All changes in the fair value of these contracts are recorded in earnings in the period in which they occur. Net gains (losses) of ($253) and $33 were recognized in the first six months of 2009 and 2008, respectively. The fair value of our derivative instruments as of June 28, 2009 and December 28, 2008 was $176 and $461, respectively, and is a liability in accrued expenses in the accompanying consolidated balance sheets. As of June 28, 2009, the maximum length of time over which we are hedging our exposure to the variability in future cash flows related to the purchase of natural gas is ten months. As of June 28, 2008 and December 28, 2008 we were party to natural gas swap contracts with notional values of $2,413 and $5,797, respectively.

(6)	Stockholders’ Equity

(a)	Stock Options

We have 3.9 million shares of common stock reserved for issuance under the Equity Incentive Plan (the plan) for employees, officers, and directors. The option price for shares issued under this plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven to ten years. Nonqualified stock options issued pursuant to the plan have varying vesting periods from immediately to one year and have a contractual life of seven to ten years. In 2008, our shareholders approved amendments to the plan which extended the plan to 2018. We issue new shares of common stock upon exercise of stock options. Option activity is summarized for the six months ended June 28, 2009 as follows:

	Number of shares	Weighted average exercise price	Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 28, 2008	146,548	$13.71	4.5	$1,627

Granted	56,302	30.90
Exercised	(1,235)	13.24
Cancelled	(610)	10.45
Outstanding, June 28, 2009	201,005	$18.54	4.7	$2,806
Exercisable, June 28, 2009	102,349	9.08	3.4	2,397

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $32.50 as of the last business day of the quarter ended June 28, 2009, which would have been received by the optionees had all options been exercised on that date. As of June 28, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,121, which is expected to be recognized over a weighted average period of approximately 1.8 years. During the six-month periods ended June 28, 2009 and June 29, 2008, the total intrinsic value of stock options exercised was $26 and $867, respectively. During the six-month periods ended June 28, 2009 and June 29, 2008, the total fair value of options vested was $5 and $24, respectively.

The plan has 775,381 shares available for grant as of June 28, 2009.

(b)	Restricted Stock Units

We have a stock-based performance plan under which restricted stock units are granted annually at the discretion of the Board of Directors. For restricted stock units granted prior to 2008, units vest annually upon achievement of performance targets. The performance targets for these restricted stock units are annual income targets set by our Board of Directors at the beginning of the year. We record compensation expense for these restricted stock units if vesting is probable, based on the achievement of the performance targets. These restricted stock units may vest one-third annually over a ten-year period as determined by meeting performance targets. However, the second one-third of the restricted stock units is not subject to vesting until the first one-third has vested and the final one-third is not subject to vesting until the first two-thirds of the award have vested.

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

In 2009, we granted restricted stock units subject to three-year cliff vesting and a cumulative three-year earnings target. The number of units which vest at the end of the three-year period is based on performance against the target. These restricted stock units are subject to forfeiture if they have not vested at the end of the three-year period. Stock-based compensation is recognized for the expected number of units vesting at the end of the period and is expensed over the three-year period.

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

	Number of shares	Weighted average grant date fair value
Outstanding, December 28, 2008	284,845	$20.19

Granted	340,124	33.34
Vested	(10,440)	34.48
Cancelled	(2,386)	21.28
Outstanding, June 28, 2009	612,143	$27.25

As of June 28, 2009, the total stock-based compensation expense related to nonvested awards not yet recognized was $7,547, which is expected to be recognized over a weighted average period of 1.4 years. During the six-month periods ended June 28, 2009 and June 29, 2008, the total fair value of shares vested was $360 and $420, respectively. The weighted average grant date fair value of restricted stock units granted during the six months ended June 29, 2008 was $23.10.

(c)	Employee Stock Purchase Plan

We have reserved 600,000 shares of common stock for issuance under the Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the first six months of 2009 and 2008, we issued 29,183 and 17,974 shares of common stock under the plan. As of June 28, 2009, we have 359,892 shares available for future issuance under the ESPP.

(7)	Earnings Per Share

The following is a reconciliation of basic and fully diluted earnings per share for the three-month and six-month periods ended June 28, 2009 and June 29, 2008:

	Three months ended June 28, 2009
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$6,975
Earnings per common share – basic	6,975	17,999,324	$0.39
Effect of dilutive securities – stock options	—	70,487
Earnings per common share – diluted	$6,975	18,069,811	$0.39

	Three months ended June 29, 2008
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$5,615
Earnings per common share – basic	5,615	17,810,391	$0.32
Effect of dilutive securities – stock options	—	96,085
Earnings per common share – diluted	$5,615	17,906,476	$0.31

	Six months ended June 28, 2009
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$15,461
Earnings per common share – basic	15,461	17,989,591	$0.86
Effect of dilutive securities – stock options	—	62,758
Earnings per common share – diluted	$15,461	18,052,349	$0.86

	Six months ended June 29, 2008
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$12,140
Earnings per common share – basic	12,140	17,788,361	$0.68
Effect of dilutive securities – stock options	—	104,341
Earnings per common share – diluted	$12,140	17,892,702	$0.68

Shares excluded from the fully diluted calculation because the effect on net earnings per share would have been antidilutive were 658,445 shares and 501,430 shares for the three-month periods ended June 28, 2009 and June 29, 2008, respectively, and 705,659 shares and 486,382 shares for the six-month periods ended June 28, 2009 and June 29, 2008, respectively.

(8)	Supplemental Disclosures of Cash Flow Information

	Six months ended
	June 28, 2009	June 29, 2008
Cash paid during the period for:
Income taxes	$4,434	3,023
Noncash financing and investing transactions:
Property and equipment not yet paid for	(3,852)	5,811

(9)	Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), on January 1, 2007. The total unrecognized tax benefits reflected on our consolidated balance sheet as of June 28, 2009, and December 28, 2008 were $502 and $442 respectively. The increase was due to additions based on tax positions related to the current year. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties related to unrecognized tax benefits totaled $96 at June 28, 2009. Included in the balance at June 28, 2009 and December 28, 2008, are unrecognized tax benefits of $326 and $287, respectively, which if recognized, would affect the annual effective tax rate. We do not anticipate any significant change to the total unrecognized tax benefits prior to June 27, 2010.

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

Critical Accounting Policies and Use of Estimates

Our most critical accounting policies, which are those that require significant judgment, include: valuation of long-lived assets and store closing reserves, goodwill, vendor allowances, revenue recognition from franchise operations, self-insurance liability, and stock-based compensation. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008. There have been no changes to those policies during this period.

Overview

As of June 28, 2009, we owned and operated 215 company-owned and franchised an additional 383 Buffalo Wild Wings® Grill & Bar restaurants in 40 states. Of the 598 system-wide restaurants, 85 are located in Ohio. The restaurants have elements of both the quick casual and casual dining styles, both of which are part of a growing industry. Our long-term focus is to grow to a national chain of over 1,000 locations in the United States, continuing the strategy of developing both company-owned and franchised restaurants.

Our growth targets for 2009 are 15% unit growth, 25% revenue growth, and 20% to 25% net earnings growth. Our growth and success depend on several factors and trends. First, we continue to monitor and react to changes in our cost of goods sold. The cost of goods sold is difficult to predict, as it has ranged from 29.3% to 30.5% of restaurant sales per quarter in our 2008 fiscal year and year-to-date in 2009. We are working to counteract the volatility of chicken wing prices with the introduction of popular new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We will continue to monitor the cost of fresh chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. We are also exploring purchasing strategies to lessen the severity of cost increases and fluctuations. We are currently purchasing chicken wings at market prices. If a satisfactory long-term price agreement for chicken wings were to arise, we would consider locking in prices to reduce our price volatility.

A second factor is our success in new markets. There are inherent risks in opening new restaurants, especially in new markets, for various reasons, including the lack of experience, logistical support, and brand awareness. These factors may result in lower than anticipated sales and cash flow for new restaurants in new markets. In 2009, we plan to develop the majority of our company-owned restaurants primarily in markets where we currently have either company-owned or franchised restaurants. We believe this development focus, together with our focus on our new restaurant opening procedures, will help mitigate the overall risk associated with opening restaurants in new markets.

Third, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, therefore, cash flow per location. We remain committed to high quality operations and guest hospitality.

Our revenue is generated by:

•
Sales at our company-owned restaurants, which were 91% of total revenue in the second quarter of 2009. Food and nonalcoholic beverages accounted for 77% of restaurant sales. The remaining 23% of restaurant sales was from alcoholic beverages. The menu item with the highest sales volume is chicken wings at 20% of total restaurant sales.

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

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Both of the second quarters of 2009 and 2008 consisted of thirteen weeks.

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

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenue:
Restaurant sales	90.9%	89.4%	90.8%	89.4%
Franchising royalties and fees	9.1	10.6	9.2	10.6
Total revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	30.5	30.0	30.4	30.2
Labor	30.6	30.9	30.2	30.3
Operating	15.3	15.8	15.2	15.6
Occupancy	6.7	6.7	6.5	6.7
Depreciation and amortization	6.1	5.6	5.9	5.5
General and administrative	9.1	9.2	8.9	9.4
Preopening	1.3	1.8	1.6	1.5
Loss on asset disposals and impairment	0.2	0.4	0.2	0.6
Total costs and expenses	92.2	91.7	91.2	91.0
Income from operations	7.8	8.3	8.8	9.0
Investment income	0.3	0.4	0.2	0.4
Earnings before income taxes	8.1	8.7	8.9	9.5
Income tax expense	2.8	3.0	3.0	3.2
Net earnings	5.4	5.7	5.9	6.2

The number of company-owned and franchised restaurants open are as follows:

	As of
	June 28, 2009	June 29, 2008
Company-owned restaurants	215	169
Franchised restaurants	383	346

The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Company-owned restaurant sales	$117,763	$87,462	$237,187	$174,358
Franchised restaurant sales	238,490	206,718	480,607	413,606

Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Company-owned same-store sales	2.8%	8.3%	4.6%	6.1%
Franchised same-store sales	3.7	4.5	4.9	3.3

The quarterly average prices paid per pound for fresh chicken wings are as follows:

	Three months ended		Six months ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Average price per pound	$1.69	1.17	1.66	1.25

Results of Operations for the Three Months Ended June 28, 2009 and June 29, 2008

Restaurant sales increased by $30.3 million, or 34.6%, to $117.8 million in 2009 from $87.5 million in 2008. The increase in restaurant sales was due to a $27.8 million increase associated with 19 new company-owned restaurants that opened in 2009, 9 stores acquired from our franchisee in Nevada in 2008, and 32 company-owned restaurants opened before 2009 that did not meet the criteria for same-store sales for all or part of the three-month period and $2.5 million related to a 2.8% increase in same-store sales.

Franchise royalties and fees increased by $1.5 million, or 14.0%, to $11.9 million in 2009 from $10.4 million in 2008. The increase was primarily due to additional royalties collected from 22 new franchised restaurants that opened in 2009 and 29 franchised restaurants that opened in the last six months of 2008. Same-store sales for franchised restaurants increased 3.7% in 2009.

Cost of sales increased by $9.7 million, or 36.9%, to $35.9 million in 2009 from $26.2 million in 2008 due primarily to more restaurants being operated in 2009. Cost of sales as a percentage of restaurant sales increased to 30.5% in 2009 from 30.0% in 2008. The increase in cost of sales as a percentage of restaurant sales was primarily due to higher fresh chicken wing prices partially offset by menu mix changes. The steady shift from traditional wings to boneless wings also lowered our cost of goods percentage. Traditional wings accounted for 20% of our restaurant sales for the second quarter of 2009, down from 22% in the second quarter of 2008. Boneless wings, which are a better margin item than traditional wings, increased to 19% of sales, from 16% in 2008. For the second quarter of 2009, wing prices averaged $1.69 per pound which was a 44.4% increase over the same period in 2008.

Labor expenses increased by $9.0 million, or 33.4%, to $36.1 million in 2009 from $27.0 million in 2008 due primarily to more restaurants being operated in 2009. Labor expenses as a percentage of restaurant sales decreased to 30.6% in 2009 from 30.9% in 2008. The decrease in labor expenses as a percentage of restaurant sales was primarily due to lower hourly labor partially offset by higher workers’ compensation costs.

Operating expenses increased by $4.1 million, or 29.7%, to $18.0 million in 2009 from $13.9 million in 2008 due primarily to more restaurants being operated in 2009. Operating expenses as a percentage of restaurant sales decreased to 15.3% in 2009 from 15.8% in 2008. The decrease in operating expenses as a percentage of restaurant sales is primarily due to lower natural gas charges.

Occupancy expenses increased by $2.0 million, or 34.3%, to $7.9 million in 2009 from $5.9 million in 2008 due primarily to more restaurants being operated in 2009. Occupancy expenses as a percentage of restaurant sales remained consistent at 6.7% in 2009 and 2008.

Depreciation and amortization increased by $2.4 million, or 43.2%, to $7.9 million in 2009 from $5.5 million in 2008. The increase was primarily due to the additional depreciation on 19 new restaurants opened in 2009 and the 22 new restaurants that opened in the last six months of 2008.

General and administrative expenses increased by $2.7 million, or 30.1%, to $11.8 million in 2009 from $9.0 million in 2008 primarily due to additional headcount and higher incentive compensation costs and event-related costs. General and administrative expenses as a percentage of total revenue decreased to 9.1% in 2009 from 9.2% in 2008. Exclusive of stock-based compensation, we reduced our general and administrative expenses as a percentage of revenue to 7.8% from 8.3% due to better leverage of our wage-related expenses against higher revenue.

Preopening costs decreased by $85,000, to $1.7 million in 2009 from $1.8 million in 2008. In 2009, we incurred costs of $1.5 million for nine new company-owned restaurants opened in the second quarter of 2009 and costs of $143,000 for restaurants that will open in the second half of 2009. In 2008, we incurred costs of $988,000 for five new company-owned restaurants opened in the second quarter of 2008 and costs of $674,000 for restaurants that opened in the second half of 2008. In 2009, we expect average preopening costs per restaurant to be $230,000.

Loss on asset disposals and impairment decreased by $113,000 to $272,000 in 2009 from $385,000 in 2008. In 2009, the loss was related to the write-off of miscellaneous equipment. In 2008, the loss was related to HDTV upgrades and write-off of miscellaneous equipment.

Investment income increased by $13,000 to $413,000 in 2009 from $400,000 in 2008. The increase was primarily due to gains on investments held for a deferred compensation plan partially offset by decreases in interest income due to lower interest rates and lower cash and marketable securities balances. Cash and marketable securities balances at the end of the quarter totaled $49.0 million in 2009 compared to $74.0 million at the end of the second quarter of 2008. The change in cash and marketable securities balances was primarily due to the acquisition of nine Buffalo Wild Wings franchised restaurants located in Las Vegas, Nevada during the third quarter of 2008.

Provision for income taxes increased $660,000 to $3.6 million in 2009 from $2.9 million in 2008. The effective tax rate as a percentage of income before taxes decreased to 34.0% in 2009 from 34.3% in 2008. The 2009 income tax rate was lower due to an increase in employer tax credits and a decrease in state taxes which were partially offset by a decrease in tax exempt interest income. For 2009, we believe our effective tax rate will be approximately 34%.

Results of Operations for the Six Months Ended June 28, 2009 and June 29, 2008

Restaurant sales increased by $62.8 million, or 36.0%, to $237.2 million in 2009 from $174.4 million in 2008. The increase in restaurant sales was due to a $55.0 million increase associated with 19 new company-owned restaurants that opened in 2009, 9 stores acquired from our franchisee in Nevada in 2008, and 46 company-owned restaurants opened before 2009 that did not meet the criteria for same-store sales for all or part of the six-month period and $7.8 million related to a 4.6% increase in same-store sales.

Franchise royalties and fees increased by $3.2 million, or 15.5%, to $24.0 million in 2009 from $20.8 million in 2008. The increase was primarily due to additional royalties collected from 22 new franchised restaurants that opened in 2009 and 29 franchised restaurants that opened in the last six months of 2008. Same-store sales for franchised restaurants increased 4.9% in 2009.

Cost of sales increased by $19.5 million, or 37.0%, to $72.1 million in 2009 from $52.7 million in 2008 due primarily to more restaurants being operated in 2009. Cost of sales as a percentage of restaurant sales increased to 30.4% in 2009 from 30.2% in 2008. The increase in cost of sales as a percentage of restaurant sales was primarily due to higher fresh chicken wing prices partially offset by menu mix changes. The steady shift from traditional wings to boneless wings also lowered our cost of goods percentage. Traditional wings accounted for 20% of our restaurant sales for the first six months of 2009, down from 22% in the first six months of 2008. Boneless wings, which are a better margin item than traditional wings, increased to 19% of sales in 2009, from 15% in 2008. For the first half of 2009, wing prices averaged $1.66 per pound which was a 32.8% increase over the same period in 2008.

Labor expenses increased by $18.7 million, or 35.4%, to $71.6 million in 2009 from $52.9 million in 2008 due primarily to more restaurants being operated in 2009. Labor expenses as a percentage of restaurant sales decreased to 30.2% in 2009 from 30.3% in 2008. The decrease in labor expenses as a percentage of restaurant sales was primarily due to lower hourly and management labor costs partially offset by higher store bonuses and health insurance costs.

Operating expenses increased by $8.8 million, or 32.5%, to 36.0 million in 2009 from $27.1 million in 2008 due primarily to more restaurants being operated in 2009. Operating expenses as a percentage of restaurant sales decreased to 15.2% in 2009 from 15.6% in 2008. The decrease in operating expenses as a percentage of restaurant sales is primarily due to lower natural gas charges, cable, and televised sport package costs partially offset by higher repair and maintenance costs.

Occupancy expenses increased by $3.9 million, or 33.8%, to $15.5 million in 2009 from $11.6 million in 2008 due primarily to more restaurants being operated in 2009. Occupancy expenses as a percentage of restaurant sales decreased to 6.5% in 2009 from 6.7% in 2008.

Depreciation and amortization increased by $4.6 million, or 43.1%, to $15.4 million in 2009 from $10.7 million in 2008. The increase was primarily due to the additional depreciation on 19 new restaurants opened in 2009 and the 22 new restaurants that opened in the last six months of 2008.

General and administrative expenses increased by $4.8 million, or 26.1%, to $23.2 million in 2009 from $18.4 million in 2008 primarily due to additional headcount and higher incentive compensation costs and professional fees. General and administrative expenses as a percentage of total revenue decreased to 8.9% in 2009 from 9.4% in 2008. Exclusive of stock-based compensation, we reduced our general and administrative expenses as a percentage of revenue to 7.9% from 8.4% due to better leverage of our wage-related expenses with the higher revenue.

Preopening costs increased by $1.1 million, to $4.1 million in 2009 from $2.9 million in 2008. In 2009, we incurred costs of $3.9 million for 19 new company-owned restaurants opened in the first six months of 2009 and costs of $144,000 for restaurants that will open in the third or fourth quarters of 2009. In 2008, we incurred costs of $1.9 million for nine new company-owned restaurants opened in the first six months of 2008 and costs of $990,000 for restaurants that opened in the third or fourth quarters of 2008. In 2009, we expect average preopening costs per restaurant to be $230,000.

Loss on asset disposals and impairment decreased by $691,000 to $447,000 in 2009 from $1.1 million in 2008. In 2009, the loss was related to the write-off of miscellaneous equipment. In 2008, we impaired the assets of one of our Texas restaurants due to a relocation for $395,000. The remaining loss was related to the HDTV upgrades and write-off of miscellaneous equipment.

Investment income decreased by $343,000 to $489,000 in 2009 from $832,000 in 2008. The decrease was primarily due to lower cash and marketable securities balances and lower interest rates. Cash and marketable securities balances at the end of the quarter totaled $49.0 million in 2009 compared to $74.0 million at the end of the second quarter of 2008. The change in cash and marketable securities balances was primarily due to the acquisition of nine Buffalo Wild Wings franchised restaurants located in Las Vegas, Nevada during the third quarter of 2008.

Provision for income taxes increased $1.6 million to $7.9 million in 2009 from $6.3 million in 2008. The effective tax rate as a percentage of income before taxes decreased to 33.8% in 2009 from 34.3% in 2008. The 2009 income tax rate was lower due to an increase in employer tax credits and a decrease in state taxes which were partially offset by a decrease in tax exempt interest income. For 2009, we believe our effective tax rate will be approximately 34%.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for new restaurant construction, remodeling and maintaining our existing company-owned restaurants, working capital, and other general business needs. We fund these expenses primarily with cash from operations. The cash and marketable securities balance at June 28, 2009 was $49.0 million. We invest our cash balances in debt securities with the focus on protection of principal, adequate liquidity, and return on investment based on risk. As of June 28, 2009, nearly all excess cash was invested in high-quality municipal securities.

For the six months ended June 28, 2009, net cash provided by operating activities was $37.3 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses and decreases in prepaid expenses and refundable income taxes. The change in prepaid expenses was due to the timing of insurance payments. The change in income taxes was due to the timing of income tax payments.

For the six months ended June 29, 2008, net cash provided by operating activities was $30.7 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, a decrease in prepaid expenses and refundable income taxes, and a decrease in accrued expenses. The decrease in prepaid expenses was due to the timing of insurance payments. The decrease in income taxes was due to the timing of income tax payments. The decrease in accrued expenses was due to the payout of year-end incentive compensation.

For the six months ended June 28, 2009 and June 29, 2008, net cash used in investing activities was $33.6 million and $23.4 million, respectively. Investing activities included purchases of property and equipment related to the opening of new company-owned restaurants and restaurants under construction in both periods. During the first six months of 2009 and 2008, we opened 19 restaurants and 9 restaurants, respectively. In 2009, we expect capital expenditures for approximately 35 new company-owned restaurants to cost approximately $1.7 million per location and expenditures to be approximately $22.5 million for the maintenance and remodel of existing restaurants. In 2009, we purchased $25.3 million of marketable securities and received proceeds of $24.8 million as these investments matured or were sold. In 2008, we purchased $68.6 million of marketable securities and received proceeds of $69.9 million as these investments matured or were sold.

For the six months ended June 28, 2009 and June 29, 2008, net cash used in financing activities was $927,000 and $125,000, respectively. Net cash used in financing activities for 2009 resulted primarily from tax payments for restricted stock units of $1.5 million partially offset by proceeds from the exercise of stock options of $555,000. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2009. Net cash used in financing activities for 2008 resulted primarily from tax payments for restricted stock units of $989,000, offset by proceeds from the exercise of stock options of $562,000 and the excess tax benefit from stock issuance of $302,000.

Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. We own the buildings in which 23 of our restaurants operate and, therefore, have very limited ability to enter into sale-leaseback transactions as a potential source of cash.

The following table presents a summary of our contractual operating lease obligations and commitments as of June 28, 2009:

		Payments Due By Period (in thousands)
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$224,966	26,723	50,458	45,604	102,181
Lease commitments for restaurants under development	31,283	1,325	3,905	3,939	22,114
Total	$256,249	28,048	54,363	49,543	124,295

We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Our future cash outflows related to income tax uncertainties amount to $502,000. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

Off-Balance Sheet Arrangements

As of June 28, 2009, we had no off-balance sheet arrangements or transactions.

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. We use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is fresh chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of popular new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. We currently purchase chicken wings at market prices. If a satisfactory long-term price agreement for chicken wings were to arise, we would consider locking in prices to reduce our price volatility. If there is a significant rise in the price of fresh chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. Fresh chicken wings accounted for approximately 25.5% and 20.4% of our cost of sales in the second quarter of 2009 and 2008, respectively, with a quarterly average price per pound of $1.69 and $1.17, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Management’s Report on Internal Control Over Financial Reporting

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”). Based on this evaluation, the principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Shareholders meeting held on May 21, 2009, we submitted to a vote of our shareholders the following matters. Each proposal received the votes as indicated below, with shareholders approving proposals 1 through 3 and not approving proposal 4.

1.	Approved setting the number of members of the Board of Directors at seven (7):

For: 16,056,634	Against: 62,675	Abstain: 48,277	Broker Non-Vote: 0

2.	Election of Directors:

	For:	Withheld:
Sally J. Smith	15,734,553	433,033
Dale M. Applequist	15,731,648	435,938
Robert W. MacDonald	15,943,300	224,286
Warren E. Mack	15,475,759	691,827
J. Oliver Maggard	15,983,850	183,736
Michael P. Johnson	15,906,276	261,310
James Damian	15,987,854	179,732

3.	Ratified appointment of KPMG LLP as our independent registered public accounting firm for fiscal year ending December 27, 2009:

For: 15,814,960	Against: 326,952	Abstain: 25,674	Broker Non-Vote: 0

4.	Shareholder proposal to encourage the Company to give purchasing preference to certain suppliers was not approved:

For: 540,718	Against: 5,734,389	Abstain: 3,935,710	Broker Non-Vote: 5,956,769

ITEM 6. EXHIBITS

See Exhibit Index following the signature page of this report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2009	BUFFALO WILD WINGS, INC.

	By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer (principal executive officer)

	By:	/s/ Mary J. Twinem
Mary J. Twinem, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

BUFFALO WILD WINGS, INC.
FORM 10-Q FOR QUARTER ENDED JUNE 28, 2009

Exhibit Number	Description
3.1	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on May 27, 2009)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act