Form 10-Q
period 2009-09-27
BUFFALO WILD WINGS INC
filed 2009-11-03
CIK 1062449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐    NO  ☒

The number of shares outstanding of the registrant’s common stock as of October 30, 2009:  18,025,351 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(unaudited)

	September 27, 2009	December 28, 2008
Assets
Current assets:
Cash and cash equivalents	$12,083	8,347
Marketable securities	40,283	36,157
Accounts receivable – franchisees, net of allowance of $25	1,037	895
Accounts receivable – other	7,669	5,759
Inventory	3,227	3,104
Prepaid expenses	3,512	3,294
Refundable income taxes	1,510	1,611
Deferred income taxes	4,935	1,731
Total current assets	74,256	60,898

Property and equipment, net	181,186	154,432
Restricted cash	21,325	7,670
Other assets	9,439	9,846
Goodwill	11,246	10,972
Total assets	$297,452	243,818

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$2,769	2,514
Accounts payable	19,682	16,691
Accrued compensation and benefits	15,968	14,155
Accrued expenses	6,487	7,116
Current portion of deferred lease credits	76	56
Total current liabilities	44,982	40,532

Long-term liabilities:
Other liabilities	1,388	1,270
System-wide payables	21,325	7,670
Deferred income taxes	15,119	8,916
Deferred lease credits, net of current portion	15,595	13,837
Total liabilities	98,409	72,225

Commitments and contingencies (note 10)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 18,025,351 and 17,887,271 respectively	91,435	86,318
Retained earnings	107,608	85,275
Total stockholders’ equity	199,043	171,593
Total liabilities and stockholders’ equity	$297,452	243,818

See accompanying notes to consolidated financial statements

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollar and share amounts in thousands except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Revenue:
Restaurant sales	$120,290	95,492	357,477	269,850
Franchise royalties and fees	12,451	10,582	36,441	31,354
Total revenue	132,741	106,074	393,918	301,204

Costs and expenses:
Restaurant operating costs:
Cost of sales	35,809	28,422	107,939	81,085
Labor	36,369	29,289	107,974	82,167
Operating	19,416	15,675	55,369	42,807
Occupancy	8,256	6,273	23,774	17,872
Depreciation and amortization	8,267	5,971	23,650	16,720
General and administrative (1)	12,943	10,684	36,136	29,072
Preopening	1,149	2,476	5,231	5,419
Loss on asset disposals and impairment	842	930	1,289	2,068
Total costs and expenses	123,051	99,720	361,362	277,210
Income from operations	9,690	6,354	32,556	23,994
Investment income	379	264	868	1,096
Earnings before income taxes	10,069	6,618	33,424	25,090
Income tax expense	3,197	2,050	11,091	8,382
Net earnings	$6,872	4,568	22,333	16,708
Earnings per common share – basic	$0.38	0.26	1.24	0.94
Earnings per common share – diluted	0.38	0.25	1.24	0.93
Weighted average shares outstanding – basic	18,024	17,823	18,001	17,800
Weighted average shares outstanding – diluted	18,098	17,920	18,068	17,903

(1) Includes stock-based compensation of $1,788, $1,297, $4,278, and $3,221, respectively

See accompanying notes to consolidated financial statements

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	Nine months ended
	September 27, 2009	September 28, 2008
Cash flows from operating activities:
Net earnings	$22,333	16,708
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	23,191	16,720
Amortization	459	80
Loss on asset disposals and impairment	1,289	2,068
Deferred lease credits	1,705	1,426
Deferred income taxes	2,999	3,929
Stock-based compensation	4,278	3,221
Excess tax benefit from the exercise of stock options	(418)	(435)
Change in operating assets and liabilities, net of effect of acquisition:
Trading securities	(1,731)	(164)
Accounts receivable	(1,979)	(62)
Inventory	(123)	(327)
Prepaid expenses	(218)	438
Other assets	(52)	(429)
Unearned franchise fees	255	53
Accounts payable	2,792	2,519
Refundable income taxes	519	1,016
Accrued expenses	2,662	1,511
Net cash provided by operating activities	57,961	47,272

Cash flows from investing activities:
Acquisition of property and equipment	(51,309)	(48,378)
Acquisition of franchised restaurants	—	(23,071)
Purchase of marketable securities	(39,115)	(98,984)
Proceeds of marketable securities	36,720	125,156
Net cash used in investing activities	(53,704)	(45,277)

Cash flows from financing activities:
Issuance of common stock	574	569
Tax payments for restricted stock units	(1,513)	(989)
Excess tax benefit from the exercise of stock options	418	435
Net cash provided by (used in) financing activities	(521)	15
Net increase in cash and cash equivalents	3,736	3,010
Cash and cash equivalents at beginning of period	8,347	1,521
Cash and cash equivalents at end of period	$12,083	4,531

See accompanying notes to consolidated financial statements

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 27, 2009 AND SEPTEMBER 28, 2008
(Dollar amounts in thousands except share and per share data)

(1)	Basis of Financial Statement Presentation

The consolidated financial statements as of September 27, 2009 and December 28, 2008, and for the three-month and nine-month periods ended September 27, 2009 and September 28, 2008, have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information for the three-month and nine-month periods ended September 27, 2009 and September 28, 2008 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. In preparing the accompanying financial statements, we have evaluated subsequent events through November 3, 2009, the issuance date of this Quarterly Report on Form 10-Q. We have determined that no events or transactions have occurred subsequent to September 27, 2009 which require recognition or disclosure in the financial statements.

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

The results of operations for the three-month and nine-month periods ended September 27, 2009 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 27, 2009.

(2)	Summary of Significant Accounting Policies

(a) Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.

We purchase our products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by our restaurants and our franchised restaurants is traditional wings. Traditional wings are purchased by us at market prices. Material increases in traditional wing costs may adversely affect our operating results. For the three-month periods ended September 27, 2009 and September 28, 2008, traditional wings were 25.4% and 19.5%, respectively, of restaurant cost of sales. For the nine-month periods ended September 27, 2009 and September 28, 2008, traditional wings were 24.8% and 20.8%, respectively, of restaurant cost of sales.

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

Assets recorded at fair value in our consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair value. Hierarchical levels are directly related to the amount of subjectivity associated with the inputs to fair valuation of these assets and liabilities and are as follows:

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

Determining which hierarchical level an asset falls within requires significant judgment. We will evaluate our hierarchy disclosures each quarter. The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of September 27, 2009:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Short-term investments (1)	$3,298	$23,707	$-	$27,005

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

As of September 27, 2009, no assets or liabilities were measured at fair value on a nonrecurring basis.

(c) New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 approved the FASB Accounting Standards Codification (the Codification) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification is effective for interim or annual periods ending after September 15, 2009. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification during the quarter ended September 27, 2009. However, as a result of implementation of the Codification, previous references to new accounting standards and literature are no longer applicable. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification.  All future references to authoritative accounting literature in our consolidated financial statements will be referenced in accordance with the Codification.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations,” which is incorporated in Accounting Standards Codification (ASC) Topic 805, Business Combinations. SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. We will apply SFAS No. 141R to all future business combinations.

(3)	Marketable Securities

Marketable securities were comprised of the following:

	As of
	September 27, 2009	December 28, 2008
Held-to-maturity:
Municipal securities	$13,278	$17,254
Available-for-sale:
Municipal securities	23,707	17,336
Trading:
Mutual funds	3,298	1,567
Total	$40,283	$36,157

All held-to-maturity debt securities are due within one year and had aggregate fair values of $13,286 and $17,278 as of September 27, 2009 and December 28, 2008, respectively. Trading securities represents investments held for future needs of a non-qualified deferred compensation plan.

(4)	Property and Equipment

Property and equipment consisted of the following:

	As of
	September 27, 2009	December 28, 2008
Construction in-process	$11,113	$10,703
Buildings	14,624	6,639
Furniture, fixtures, and equipment	112,795	95,460
Leasehold improvements	143,123	122,796
	281,655	235,598
Less accumulated depreciation	(100,469)	(81,166)
	$181,186	$154,432

(5)	Derivative Instruments

We use commodities derivatives to manage our exposure to commodity price fluctuations. We enter into options and future contracts to reduce our risk of natural gas price fluctuations. These derivatives do not qualify for hedge accounting and changes in fair value are included in current net income. These changes are classified as a component of restaurant operating expenses. All changes in the fair value of these contracts are recorded in earnings in the period in which they occur. Net losses of $365 and $257 were recognized in the first nine months of 2009 and 2008, respectively. The fair value of our derivative instruments as of September 27, 2009 and December 28, 2008 was $55 and $461, respectively, and is a liability in accrued expenses in the accompanying consolidated balance sheets. As of September 27, 2009, the maximum length of time over which we are hedging our exposure to the variability in future cash flows related to the purchase of natural gas is six months. As of September 27, 2009 and December 28, 2008 we were party to natural gas swap contracts with notional values of $1,388 and $5,797, respectively.

(6)	Stockholders’ Equity

(a)	Stock Options

We have 3.9 million shares of common stock reserved for issuance under the Equity Incentive Plan (the plan) for employees, officers, and directors. The option price for shares issued under this plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven to ten years. Nonqualified stock options issued pursuant to the plan have varying vesting periods from immediately to four years and have a contractual life of seven to ten years. In 2008, our shareholders approved amendments to the plan which extended the plan to 2018. We issue new shares of common stock upon exercise of stock options. Option activity is summarized for the nine months ended September 27, 2009 as follows:

	Number of shares	Weighted average exercise price	Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding, December 28, 2008	146,548	$13.71	4.5	$1,627

Granted	56,302	30.90
Exercised	(3,050)	11.61
Cancelled	(3,962)	23.22
Outstanding, September 27, 2009	195,838	$18.49	4.4	$4,509
Exercisable, September 27, 2009	99,994	9.04	3.1	3,248

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $41.52 as of the last business day of the quarter ended September 27, 2009, which would have been received by the optionees had all options been exercised on that date. As of September 27, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,031, which is expected to be recognized over a weighted average period of approximately 1.5 years. During the nine-month periods ended September 27, 2009 and September 28, 2008, the total intrinsic value of stock options exercised was $79 and $880, respectively. During the nine-month periods ended September 27, 2009 and September 28, 2008, the total fair value of options vested was $7 and $70, respectively.

The plan has 823,564 shares available for grant as of September 27, 2009.

(b)	Restricted Stock Units

We have a stock-based performance plan under which restricted stock units are granted annually at the discretion of the Board of Directors. For restricted stock units granted prior to 2008, units vest annually if performance targets are achieved. The performance targets for these restricted stock units are annual income targets set by our Board of Directors at the beginning of the year. We record compensation expense for these restricted stock units if vesting is probable, based on the achievement of the performance targets. These restricted stock units may vest one-third annually over a ten-year period as determined by meeting performance targets. However, the second one-third of the restricted stock units is not subject to vesting until the first one-third has vested and the final one-third is not subject to vesting until the first two-thirds of the award have vested.

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

	Number of shares	Weighted average grant date fair value
Outstanding, December 28, 2008	284,852	$20.19

Granted	341,802	33.30
Vested	(10,440)	34.48
Cancelled	(38,954)	27.00
Outstanding, September 27, 2009	577,260	$27.23

As of September 27, 2009, the total stock-based compensation expense related to nonvested awards not yet recognized was $8,218, which is expected to be recognized over a weighted average period of 1.4 years. During the nine-month periods ended September 27, 2009 and September 28, 2008, the total fair value of shares vested was $360 and $420, respectively. The weighted average grant date fair value of restricted stock units granted during the nine months ended September 28, 2008 was $23.21.

(c)	Employee Stock Purchase Plan

We have reserved 600,000 shares of common stock for issuance under the Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the first nine months of 2009 and 2008, we issued 29,269 and 18,071 shares of common stock under the plan. As of September 27, 2009, we have 359,806 shares available for future issuance under the ESPP.

(7)	Earnings Per Share

The following is a reconciliation of basic and fully diluted earnings per share for the three-month and nine-month periods ended September 27, 2009 and September 28, 2008:

	Three months ended September 27, 2009
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$6,872
Earnings per common share – basic		18,024,346	$0.38
Effect of dilutive securities – stock options	—	73,856
Earnings per common share – diluted	$6,872	18,098,202	0.38

	Three months ended September 28, 2008
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$4,568
Earnings per common share – basic		17,822,536	$0.26
Effect of dilutive securities – stock options	—	97,327
Earnings per common share – diluted	$4,568	17,919,863	0.25

	Nine months ended September 27, 2009
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$22,333
Earnings per common share – basic		18,001,176	$1.24
Effect of dilutive securities – stock options	—	66,643
Earnings per common share – diluted	$22,333	18,067,819	1.24

	Nine months ended September 28, 2008
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$16,708
Earnings per common share – basic		17,799,752	$0.94
Effect of dilutive securities – stock options	—	102,772
Earnings per common share – diluted	$16,708	17,902,524	0.93

Shares were excluded from the fully diluted calculation because the effect on net earnings per share would have been antidilutive or were performance-granted shares for which the performance criteria had not yet been met. Excluded shares were 632,230 and 505,997 for the three-month periods ended September 27, 2009 and September 28, 2008, respectively, and 620,282 and 495,965 for the nine-month periods ended September 27, 2009 and September 28, 2008, respectively.

(8)	Supplemental Disclosures of Cash Flow Information

	Nine months ended
	September 27, 2009	September 28, 2008
Cash paid during the period for:
Income taxes	$7,692	3,498
Noncash financing and investing transactions:
Property and equipment not yet paid for	199	5,122
Purchase price allocated to goodwill reducing fixed assets	274	—

(9)	Income Taxes

The total unrecognized tax benefits reflected on our consolidated balance sheet as of September 27, 2009, and December 28, 2008 were $537 and $442 respectively. The increase was due to additions based on tax positions related to the current year. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties related to unrecognized tax benefits totaled $83 at September 27, 2009. Included in the balance at September 27, 2009 and December 28, 2008, are unrecognized tax benefits of $349 and $287, respectively, which if recognized, would affect the annual effective tax rate. We do not anticipate any significant change to the total unrecognized tax benefits prior to September 26, 2010.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for 2009, cash requirements, and our expected store openings and preopening costs. Such statements are forward-looking and speak only as of the date on which they are made. There are risks and uncertainties including, but not limited to, those discussed in this Form 10-Q under Item 2 of Part I as well as in Item 1A of Part I of the fiscal 2008 Form 10-K.

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

Overview

As of September 27, 2009, we owned and operated 220 company-owned and franchised an additional 400 Buffalo Wild Wings® Grill & Bar restaurants in 41 states. Of the 620 system-wide restaurants, 86 are located in Ohio. Our long-term focus is to grow to a national chain of over 1,000 locations in the United States, continuing the strategy of developing both company-owned and franchised restaurants.

Our growth targets for 2009 are 15% unit growth, 25% revenue growth, and 20% to 25% net earnings growth, with net earnings likely to be at the high end of our targeted goal for the year. Our growth and success depend on several factors and trends. First, we continue to monitor and react to changes in our cost of goods sold. The cost of goods sold is difficult to predict, as it has ranged from 29.3% to 30.5% of restaurant sales per quarter in our 2008 fiscal year and year-to-date in 2009. We are working to counteract the volatility of traditional wing prices with the introduction of popular new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We will continue to monitor the cost of traditional wings, as it can affect our cost of sales and cash flow from company-owned restaurants. We are exploring purchasing strategies to lessen the severity of cost increases and fluctuations for this commodity. We are currently purchasing traditional wings at market prices. If a satisfactory long-term price agreement for traditional wings were to arise, we would consider locking in prices to reduce our price volatility.

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

Our revenue is generated by:

•
Sales at our company-owned restaurants, which were 91% of total revenue in the third quarter of 2009. Food and nonalcoholic beverages accounted for 77% of restaurant sales. The remaining 23% of restaurant sales was from alcoholic beverages. The menu item with the highest sales volume is traditional wings at 21% of total restaurant sales.

•	Royalties and franchise fees received from our franchisees.

We generate cash from the operation of company-owned restaurants and from franchise royalties and fees. We highlight the specific costs associated with the on-going operation of our company-owned restaurants in the consolidated statement of earnings under “Restaurant operating costs.” Nearly all of our depreciation expense relates to assets used by our company-owned restaurants. Preopening costs are those costs associated with opening new company-owned restaurants and will vary quarterly based on the number of new locations opened and under construction. Loss on asset disposals and impairment expense is related to company-owned restaurants and includes the impairment of assets due to a relocation and the write-down of miscellaneous assets. Certain other expenses, such as general and administrative, relate to both company-owned and franchised operations.

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Both of the third quarters of 2009 and 2008 consisted of thirteen weeks.

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

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Revenue:
Restaurant sales	90.6%	90.0%	90.7%	89.6%
Franchising royalties and fees	9.4	10.0	9.3	10.4
Total revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	29.8	29.8	30.2	30.0
Labor	30.2	30.7	30.2	30.4
Operating	16.1	16.4	15.5	15.9
Occupancy	6.9	6.6	6.7	6.6
Depreciation and amortization	6.2	5.6	6.0	5.6
General and administrative	9.8	10.1	9.2	9.7
Preopening	0.9	2.3	1.3	1.8
Loss on asset disposals and impairment	0.6	0.9	0.3	0.7
Total costs and expenses	92.7	94.0	91.7	92.0
Income from operations	7.3	6.0	8.3	8.0
Investment income	0.3	0.2	0.2	0.4
Earnings before income taxes	7.6	6.2	8.5	8.3
Income tax expense	2.4	1.9	2.8	2.8
Net earnings	5.2	4.3	5.7	5.5

 The number of company-owned and franchised restaurants open are as follows:

	As of
	September 27, 2009	September 28, 2008
Company-owned restaurants	220	187
Franchised restaurants	400	348

The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Company-owned restaurant sales	$120,290	95,492	357,477	269,850
Franchised restaurant sales	244,470	212,408	725,071	626,018

Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Company-owned same-store sales	0.8%	6.8%	3.3%	6.4%
Franchised same-store sales	1.9	2.1	3.8	2.9

The quarterly average prices paid per pound for traditional wings are as follows:

	Three months ended		Nine months ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Average price per pound	$1.67	1.17	1.66	1.21

Results of Operations for the Three Months Ended September 27, 2009 and September 28, 2008

Restaurant sales increased by $24.8 million, or 26.0%, to $120.3 million in 2009 from $95.5 million in 2008. The increase in restaurant sales was due to a $24.0 million increase associated with 24 new company-owned restaurants that opened in 2009, 9 stores acquired from our franchisee in Nevada in 2008, and 33 company-owned restaurants opened before 2009 that did not meet the criteria for same-store sales for all or part of the three-month period, and $731,000 related to a 0.8% increase in same-store sales.

Franchise royalties and fees increased by $1.9 million, or 17.7%, to $12.5 million in 2009 from $10.6 million in 2008. The increase was primarily due to additional royalties collected from 39 new franchised restaurants that opened in 2009 and 17 franchised restaurants that opened in the last three months of 2008. Same-store sales for franchised restaurants increased 1.9% in 2009.

Cost of sales increased by $7.4 million, or 26.0%, to $35.8 million in 2009 from $28.4 million in 2008 due primarily to more restaurants being operated in 2009. Cost of sales as a percentage of restaurant sales remained consistent at 29.8% in 2009 and 2008. Cost of sales as a percentage of restaurant sales remained flat primarily due to higher traditional wing prices being offset by menu mix changes, the leverage of price increases, and production efficiencies. An increase in boneless wing sales also lowered our cost of goods percentage. Traditional wing sales remained flat at approximately 21.4% of our restaurant sales. However, boneless wings, which are a better margin item than traditional wings, increased to 19.5% of sales, from 17.1% in 2008. For the third quarter of 2009, the cost of traditional wings averaged $1.67 per pound which was a 42.7% increase over the same period in 2008.

Labor expenses increased by $7.1 million, or 24.2%, to $36.4 million in 2009 from $29.3 million in 2008 due primarily to more restaurants being operated in 2009. Labor expenses as a percentage of restaurant sales decreased to 30.2% in 2009 from 30.7% in 2008. The decrease in labor expenses as a percentage of restaurant sales was primarily due to lower hourly labor costs caused by efficiencies from our labor management program.

Operating expenses increased by $3.7 million, or 23.9%, to $19.4 million in 2009 from $15.7 million in 2008 due primarily to more restaurants being operated in 2009. Operating expenses as a percentage of restaurant sales decreased to 16.1% in 2009 from 16.4% in 2008. The decrease in operating expenses as a percentage of restaurant sales is primarily due to reduced utility and natural gas charges.

Occupancy expenses increased by $2.0 million, or 31.6%, to $8.3 million in 2009 from $6.3 million in 2008 due primarily to more restaurants being operated in 2009. Occupancy expenses as a percentage of restaurant sales increased to 6.9% in 2009 from 6.6% in 2008 due to reduced leverage from lower sales volume increases.

Depreciation and amortization increased by $2.3 million, or 38.5%, to $8.3 million in 2009 from $6.0 million in 2008. The increase was primarily due to the additional depreciation on 24 new restaurants opened in 2009 and the 10 new restaurants that opened in the last three months of 2008.

General and administrative expenses increased by $2.3 million, or 21.1%, to $12.9 million in 2009 from $10.7 million in 2008 primarily due to additional headcount and higher professional fees partially offset by lower travel costs. General and administrative expenses as a percentage of total revenue decreased to 9.8% in 2009 from 10.1% in 2008. Exclusive of stock-based compensation, we reduced our general and administrative expenses as a percentage of revenue to 8.4% from 8.9% due to better leverage of our wage-related expenses and travel costs against higher revenue.

Preopening costs decreased by $1.3 million, to $1.1 million in 2009 from $2.5 million in 2008. In 2009, we incurred costs of $811,000 for five new company-owned restaurants opened in the third quarter of 2009 and costs of $320,000 for restaurants that will open in the fourth quarter of 2009 or later. In 2008, we incurred costs of $1.7 million for 12 new company-owned restaurants opened in the third quarter of 2008, $77,000 related to the purchase of nine franchise restaurants, and $516,000 for restaurants that opened in the fourth quarter of 2008 or later. In 2009, we expect average preopening costs per restaurant to be $220,000.

Loss on asset disposals and impairment decreased by $88,000 to $842,000 in 2009 from $930,000 in 2008. In 2009, the loss was related to the write-off of miscellaneous equipment and disposals due to remodels. In 2008, the loss was related to the asset impairment of one underperforming restaurant of $110,000, store closing reserves of $184,000 for one restaurant relocated during the quarter, and the write-off of miscellaneous equipment.

Investment income increased by $115,000 to $379,000 in 2009 from $264,000 in 2008. The increase was primarily due to gains on investments held for a deferred compensation plan partially offset by reductions in interest income due to lower interest rates on our investment portfolio. Cash and marketable securities balances at the end of the third quarter totaled $52.4 million in 2009 compared to $45.0 million at the end of the third quarter of 2008.

Provision for income taxes increased $1.1 million to $3.2 million in 2009 from $2.1 million in 2008. The effective tax rate as a percentage of income before taxes increased to 31.8% in 2009 from 31.0% in 2008. The 2009 income tax rate was higher due to a decrease in tax exempt interest income which was partially offset by an increase in employer tax credits. For 2009, we believe our effective tax rate will be approximately 33.5%.

Results of Operations for the Nine Months Ended September 27, 2009 and September 28, 2008

Restaurant sales increased by $87.6 million, or 32.5%, to $357.5 million in 2009 from $269.9 million in 2008. The increase in restaurant sales was due to a $79.1 million increase associated with 24 new company-owned restaurants that opened in 2009, 9 stores acquired from our franchisee in Nevada in 2008, and 51 company-owned restaurants opened before 2009 that did not meet the criteria for same-store sales for all or part of the nine-month period, and $8.5 million related to a 3.3% increase in same-store sales.

Franchise royalties and fees increased by $5.1 million, or 16.2%, to $36.4 million in 2009 from $31.4 million in 2008. The increase was primarily due to additional royalties collected from 39 new franchised restaurants that opened in 2009 and 17 franchised restaurants that opened in the last three months of 2008. Same-store sales for franchised restaurants increased 3.8% in 2009.

Cost of sales increased by $26.9 million, or 33.1%, to $107.9 million in 2009 from $81.1 million in 2008 due primarily to more restaurants being operated in 2009. Cost of sales as a percentage of restaurant sales increased to 30.2% in 2009 from 30.0% in 2008. The increase in cost of sales as a percentage of restaurant sales was primarily due to higher traditional wing prices partially offset by menu mix changes, the leverage of price increases, and production efficiencies. The steady shift from traditional wings to boneless wings also lowered our cost of goods percentage. Traditional wings accounted for 20.8% of our restaurant sales for the first nine months of 2009, down from 21.9% in the first nine months of 2008. Boneless wings, which are a better margin item than traditional wings, increased to 18.9% of sales in 2009, from 16.0% in 2008. For the first nine months of 2009, the cost of traditional wings averaged $1.66 per pound which was a 37.2% increase over the same period in 2008.

Labor expenses increased by $25.8 million, or 31.4%, to $108.0 million in 2009 from $82.2 million in 2008 due primarily to more restaurants being operated in 2009. Labor expenses as a percentage of restaurant sales decreased to 30.2% in 2009 from 30.4% in 2008. The decrease in labor expenses as a percentage of restaurant sales was primarily due to lower hourly labor costs caused by efficiencies from our labor management program partially offset by higher health insurance costs.

Operating expenses increased by $12.6 million, or 29.3%, to $55.4 million in 2009 from $42.8 million in 2008 due primarily to more restaurants being operated in 2009. Operating expenses as a percentage of restaurant sales decreased to 15.5% in 2009 from 15.9% in 2008. The decrease in operating expenses as a percentage of restaurant sales is primarily due to lower utility and natural gas charges.

Occupancy expenses increased by $5.9 million, or 33.0%, to $23.8 million in 2009 from $17.9 million in 2008 due primarily to more restaurants being operated in 2009. Occupancy expenses as a percentage of restaurant sales increased to 6.7% in 2009 from 6.6% in 2008 due to reduced leverage from lower sales volume increases.

Depreciation and amortization increased by $6.9 million, or 41.4%, to $23.7 million in 2009 from $16.7 million in 2008. The increase was primarily due to the additional depreciation on 24 new restaurants opened in 2009 and the 10 new restaurants that opened in the last three months of 2008.

General and administrative expenses increased by $7.1 million, or 24.3%, to $36.1 million in 2009 from $29.1 million in 2008 primarily due to additional headcount. General and administrative expenses as a percentage of total revenue decreased to 9.2% in 2009 from 9.7% in 2008. Exclusive of stock-based compensation, we reduced our general and administrative expenses as a percentage of revenue to 8.1% from 8.6% due to better leverage of our wage-related expenses and travel costs against higher revenue.

Preopening costs decreased by $188,000, to $5.2 million in 2009 from $5.4 million in 2008. In 2009, we incurred costs of $4.8 million for 24 new company-owned restaurants opened in the first nine months of 2009 and costs of $345,000 for restaurants that will open in the fourth quarter of 2009 or later. In 2008, we incurred costs of $4.6 million for 21 new company-owned restaurants opened in the first nine months of 2008, $77,000 related to the purchase of nine franchise restaurants, and $709,000 for restaurants that opened in the fourth quarter of 2008 or later. In 2009, we expect average preopening costs per restaurant to be $220,000.

Loss on asset disposals and impairment decreased by $779,000 to $1.3 million in 2009 from $2.1 million in 2008. In 2009, the loss was related to the write-off of miscellaneous equipment and disposals due to remodels. In 2008, we impaired the assets of two restaurants for $506,000 and incurred store closing costs of $184,000 for one restaurant being relocated. The remaining loss was related to HDTV upgrades and the write-off of miscellaneous equipment.

Investment income decreased by $228,000 to $868,000 in 2009 from $1.1 million in 2008. The decrease was primarily due to lower interest rates on our investment portfolio partially offset by gains on investments held for a deferred compensation plan. Cash and marketable securities balances at the end of the quarter totaled $52.4 million in 2009 compared to $45.0 million at the end of the third quarter of 2008.

Provision for income taxes increased $2.7 million to $11.1 million in 2009 from $8.4 million in 2008. The effective tax rate as a percentage of income before taxes decreased to 33.2% in 2009 from 33.4% in 2008. The 2009 income tax rate was lower due to an increase in employer tax credits and a decrease in state taxes which were partially offset by a decrease in tax exempt interest income. For 2009, we believe our effective tax rate will be approximately 33.5%.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for new restaurant construction, remodeling and maintaining our existing company-owned restaurants, working capital, and other general business needs. We fund these expenses primarily with cash from operations. The cash and marketable securities balance at September 27, 2009 was $52.4 million. We invest our cash balances in debt securities with the focus on protection of principal, adequate liquidity, and return on investment based on risk. As of September 27, 2009, nearly all excess cash was invested in high-quality municipal securities.

For the nine months ended September 27, 2009, net cash provided by operating activities was $58.0 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses and increases in accounts payable, and accrued expenses offset by an increase in accounts receivable. The increase in accounts payable was due to an increase in the number of restaurants and the timing of payments. The increase in accrued expenses was due to higher deferred compensation costs and higher wage-related costs.  The increase in accounts receivable was due to higher credit card balances.

For the nine months ended September 28, 2008, net cash provided by operating activities was $47.3 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, and an increase in accounts payable, accrued expenses, and refundable income taxes. The increase in accounts payable was due to an increase in the number of restaurants and the timing of payments. The increase in income taxes was due to the timing of income tax payments. The increase in accrued expenses was due to accruals for fuel hedges that were settled in future quarters as well as activity related to additional restaurants.

For the nine months ended September 27, 2009 and September 28, 2008, net cash used in investing activities was $53.7 million and $45.3 million, respectively. Investing activities included purchases of property and equipment related to the opening of new company-owned restaurants and restaurants under construction in both periods. During the first nine months of 2009, we opened 24 restaurants. During the first nine months of 2008, we purchased nine Nevada franchised locations for $23.1 million and opened 21 new restaurants.  In 2009, we expect capital expenditures for approximately 36 new company-owned restaurants to cost approximately $1.7 million per location and expenditures to be approximately $20.3 million for the maintenance and remodel of existing restaurants. In 2009, we purchased $39.1 million of marketable securities and received proceeds of $36.7 million as these investments matured or were sold. In 2008, we purchased $99.0 million of marketable securities and received proceeds of $125.2 million as these investments matured or were sold.

For the nine months ended September 27, 2009 and September 28, 2008, net cash provided by (used in) financing activities was ($521,000) and $15,000, respectively. Net cash used in financing activities for 2009 resulted primarily from tax payments for restricted stock units of $1.5 million partially offset by proceeds from the exercise of stock options of $574,000 and the excess tax benefit from stock issuance of $418,000. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2009. Net cash used in financing activities for 2008 resulted primarily from tax payments for restricted stock units of $989,000, offset by proceeds from the exercise of stock options of $569,000 and the excess tax benefit from stock issuance of $435,000.

Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. We own the buildings in which 25 of our restaurants operate and, therefore, have very limited ability to enter into sale-leaseback transactions as a potential source of cash.

The following table presents a summary of our contractual operating lease obligations and commitments as of September 27, 2009:

		Payments Due By Period (in thousands)
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$227,873	27,203	51,344	46,188	103,138
Lease commitments for restaurants under development	37,139	1,768	5,302	5,366	24,703
Total	$265,012	28,971	56,646	51,554	127,841

We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Our future cash outflows related to income tax uncertainties amount to $537,000. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

Off-Balance Sheet Arrangements

As of September 27, 2009, we had no off-balance sheet arrangements or transactions.

Risk Factors/Forward-Looking Statements

The foregoing discussion and other statements in this report contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. Our forward-looking statements generally relate to our expected restaurant openings for 2009 and beyond, our efforts to manage the cost of traditional wings and other costs of sales, our growth strategy in new and existing markets, our expectations and beliefs with respect to the impact of certain accounting pronouncements on our financial statements, our estimated tax rates for 2009, our anticipated capital expenditures, our expectations regarding pre-opening costs, sources of funding and cash requirements, our expectations and beliefs regarding various legal actions arising in the ordinary course of business, and our beliefs relating to commodity price and investment risks. Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the following risk factors (each of which is discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 28, 2008):

•	Fluctuations in traditional wing prices could reduce our operating income.

•	If we are unable to successfully open new restaurants, our revenue growth rate and profits may be reduced.

•	We must identify and obtain a sufficient number of suitable new restaurant sites for us to sustain our revenue growth rate.

•	Our restaurants may not achieve market acceptance in the new geographic regions we enter.

•	New restaurants added to our existing markets may take sales from existing restaurants.

•	Implementing our expansion strategy may strain our resources.

•	We are dependent on franchisees and their success.

•	Franchisees may take actions that could harm our business.

•	We could face liability from our franchisees.

•	We may be unable to compete effectively in the restaurant industry.

•	A reduction in vendor allowances currently received could affect our costs of goods sold.

•	Our quarterly operating results may fluctuate due to the timing of special events and other factors, including the recognition of impairment losses.

•	We may not be able to attract and retain qualified personnel to operate and manage our restaurants.

•	We may not be able to obtain and maintain licenses and permits necessary to operate our restaurants.

•	Changes in employment laws or regulation could harm our performance.

•	Changes in consumer preferences, consumer confidence, or discretionary consumer spending could harm our performance.

•	We are susceptible to adverse trends in Ohio.

•	Changes in public health concerns may impact our performance.

•	A decline in visitors to any of the business districts near the locations of our restaurants could negatively affect our restaurant sales.

•	The acquisition of existing restaurants from our franchisees or other acquisitions may have unanticipated consequences that could harm our business and our financial condition.

•	Improper food handling may affect our business adversely.

•	Complaints or litigation may hurt us.

•	Our current insurance may not provide adequate levels of coverage against claims.

•	Natural disasters and other events could harm our performance.

•	We may not be able to protect our trademarks, service marks or trade secrets.

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. We use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is traditional wings. We work to counteract the effect of the volatility of traditional wing prices, which can significantly affect our cost of sales and cash flow, with the introduction of popular new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. We currently purchase traditional wings at market prices. If a satisfactory long-term price agreement for traditional wings were to arise, we would consider locking in prices to reduce our price volatility. If there is a significant rise in the price of traditional wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. Traditional wings accounted for approximately 25.4% and 19.5% of our cost of sales in the third quarter of 2009 and 2008, respectively, with a quarterly average price per pound of $1.67 and $1.17, respectively.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2009	BUFFALO WILD WINGS, INC.

	By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer (principal executive officer)

	By:	/s/ Mary J. Twinem
Mary J. Twinem, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

BUFFALO WILD WINGS, INC.
FORM 10-Q FOR QUARTER ENDED SEPTEMBER 27, 2009

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