Form 10-K
period 2009-12-27
BUFFALO WILD WINGS INC
filed 2010-02-26
CIK 1062449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 27, 2009
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by a checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES  ☐    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer   ☐    Accelerated Filer  ☒    Non-Accelerated Filer   ☐    Smaller Reporting Company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    YES  ☐ NO  ☒

The aggregate market value of the voting stock held by non-affiliates was $573 million based on the closing sale price of the Company’s Common Stock as reported on the NASDAQ Stock Market on June 26, 2009.

The number of shares outstanding of the registrant’s common stock as of February 17, 2010: 18,059,205 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

We are an established and growing owner, operator, and franchisor of restaurants featuring a variety of boldly-flavored, cravable menu items including our Buffalo, New York-style chicken wings spun in any of our 14 signature sauces. Our restaurants create a welcoming neighborhood atmosphere that includes an extensive multi-media system, a full bar and an open layout, which appeals to sports fans and families alike. We differentiate our restaurants by the social environment we create and the connection we make with our team members, guests and the local community. Our guests have the option of watching sporting events or other popular programs on our projection screens and approximately 40 additional televisions, playing Buzztime® Trivia or video games. The open layout of our restaurants offers dining and bar areas that provide distinct seating choices for sports fans and families. Our unique service model, which provides the flexibility of ordering at the counter or table, allows our guests to customize their Buffalo Wild Wings® experience to meet their time demands, service preferences or the experience they are seeking of a workday lunch, a dine-in dinner, a take-out meal, an afternoon or evening enjoying a sporting event or a late-night craving. Buffalo Wild Wings® restaurants are the place people want to be; where any excuse to get together is a good one.

Buffalo Wild Wings® restaurants have widespread appeal and have won dozens of “Best Wings” and “Best Sports Bar” awards across the country. Our menu, competitively priced between the quick casual and casual dining segments, features traditional chicken wings, boneless wings, and other items including chicken tenders, Wild Flatbreads™, popcorn shrimp, specialty hamburgers and sandwiches, wraps, Buffalito® soft tacos, appetizers and salads. Our made-to-order menu items are enhanced by the bold flavor profile of our 14 signature sauces, ranging from Sweet BBQ™ to Blazin’®. Our restaurants offer approximately 20 domestic and imported beers on tap, including several local or regional micro-brews and a wide selection of bottled beers, wines, and liquor. This award-winning food and memorable experience drives guest visits and loyalty.

We have established our brand through coordinated marketing and operational execution that ensures brand recognition and quality and consistency throughout our concept. These efforts include marketing programs and irreverent, award-winning advertising to support both our company-owned and franchised restaurants. We also prominently feature our trademark Buffalo insignias, yellow and black colors, stylized buffalo images, sports memorabilia, dozens of televisions and projection screens, and exterior trade dress at our restaurants and as branding for our company materials. Our concept is further strengthened by our emphasis on operational excellence supported by stringent operating guidelines and comprehensive employee training in both company-owned and franchised restaurants.

Buffalo Wild Wings was founded in 1982 at a location near The Ohio State University. Our original name was Buffalo Wild Wings & Weck® and we became more popularly known as bw-3®. In 1991, we began our franchising program. In 2003, we completed an initial public offering and became a publicly-held company. Today, we are popular throughout the United States and widely recognized as Buffalo Wild Wings. As our tagline shouts, and our guests attest, You Have To Be Here™.

Our Concept and Business Strategy

Our goal is to continue to grow and develop the Buffalo Wild Wings Grill & Bar® concept into a leading nationally and internationally recognized restaurant chain. To do so, we plan to execute the following strategies:

●	Open restaurants in new and existing markets;

●	Offer boldly-flavored menu items with broad appeal;

●	Create an inviting, neighborhood atmosphere;

●	Continue to strengthen the Buffalo Wild Wings® brand;

●	Focus on operational excellence; and

●	Increase same-store sales and average unit volumes.

Growth Strategy

Our growth strategy involves opening company-owned and franchised restaurants in both new and existing markets. We believe that we have established and continue to expand the necessary infrastructure and control systems to support our disciplined growth strategy and that our concept can support over 1,000 restaurants in the United States. We have developed procedures for identifying new market opportunities, determining our expansion strategy in those markets and identifying sites for company-owned and franchised restaurants. Our growth strategy is moving toward a mix of approximately 40% company-owned restaurants and approximately 60% franchised restaurants. At the end of 2010, we anticipate that approximately 36% of the restaurants will be company-owned.

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

The Buffalo Wild Wings® Menu

Our restaurants feature a variety of menu items including our Buffalo, New York-style chicken wings spun in one of our signature sauces from sweet to screamin’ hot:  Sweet BBQ™, Teriyaki™, Mild™, Parmesan Garlic™, Medium™, Honey BBQ™, Spicy Garlic™, Asian Zing®, Caribbean Jerk™, Hot BBQ™, Hot™, Mango Habanero™, Wild® and Blazin’® . Our chicken wings can be ordered in sizes ranging from six to 100 wings, with larger orders available for parties. Our sauces complement and distinguish our wings to create a bold flavor profile for our guests. In addition to traditional and boneless chicken wings, our menu features a wide variety of food items including chicken tenders, Wild Flatbreads™, popcorn shrimp, specialty hamburgers and sandwiches, wraps, Buffalito® soft tacos, finger foods and salads. We also provide a 12 & Under Menu option for kids.

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

Restaurant Atmosphere and Layout

Our restaurants are sports grill and bars that provide a high-energy atmosphere where friends gather for camaraderie and to celebrate competition, as well as allow our guests the flexibility to customize their dining experience. The inviting and energetic environment of our restaurants is created using furnishings that can be easily rearranged to accommodate parties of various sizes. Our restaurants also feature distinct dining and bar areas with many of the restaurants having patio seating.

We strategically place approximately 50 HD flat-screen monitors and up to 10 projection screens throughout the restaurant to allow for easy viewing. These televisions, combined with our sound system, Buzztime® Trivia and assorted video games, provide a source of entertainment for our guests and reinforce the energetic nature of our concept. We tailor the content and volume of our video and audio programming to reflect our guests’ tastes. We believe the design of our restaurants enhances our guests’ experiences, drives repeat visits and solidifies the broad appeal of our concept.

All of our menu items are made-to-order and are available for take-out, which approximated 13% of restaurant sales for company-owned restaurants in 2009. Many of our restaurants have separate parking spots for our take-out guests.

Current Restaurant Locations

As of December 27, 2009, we owned or franchised 652 Buffalo Wild Wings restaurants in 42 states, of which 232 were company-owned and 420 were franchised. In 2010, our goal is to achieve 13 to 15% unit growth and open a net of approximately 88 new company-owned and franchised restaurants.

Our company-owned restaurants range in size from 3,900 to 9,700 square feet, with an average of approximately 5,700 square feet for restaurants that have opened in the last three years. We anticipate that future restaurants will range in size from 4,500 square feet to 6,500 square feet with an average cash investment per restaurant of approximately $1.75 million, excluding preopening expenses of approximately $225,000. From time to time, we expect that our restaurants may be smaller or larger or cost more or less than our targeted range, depending on the particular circumstances of the selected site or market. Also, from time to time, we expect to purchase the building or the land and building for certain restaurants, in which case the cash investment would be significantly higher. In 2008, we acquired eight restaurants from Avado Brands which are larger than our typical restaurant, ranging from 6,500 square feet to 9,800 square feet.

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

Marketing and Advertising

We have developed a unique marketing program designed to communicate a distinct and consistent brand that differentiates Buffalo Wild Wings® restaurants from our competitors and that showcases our food and our brand in a fun and energetic atmosphere. These efforts include national marketing campaigns and irreverent, award-winning advertising to support both our company-owned and franchised restaurants. The primary goal of these efforts is to build brand awareness throughout the United States. In addition, advertising campaigns are also designed to: i) drive positive same-store sales through additional visits by our existing guests and visits by new guests, ii) increase margins, iii) increase average order size, and iv) support strong restaurant openings.

Marketing Campaigns. Our primary marketing campaigns focus on our experience or a particular menu item, day or daypart in an attempt to drive traffic and build brand awareness. For example, in 2009 we promoted Wing Tuesdays, Boneless Thursdays, late night, and football. Our secondary marketing campaigns focus on reaching beyond the core Buffalo Wild Wings® guest. Given our strategy to be a neighborhood destination, community marketing is also a key to driving sales and developing brand awareness in each market. Our restaurants actively sponsor local sporting teams and sporting events to drive guest traffic associated with those activities.

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

Restaurant Management. Our management structure consists of a General Manager, an Assistant General Manager and up to four other managers depending on sales volume of the restaurant. We utilize Regional Managers to oversee our General Managers in our company-owned locations, ensuring that they receive the training and support necessary to effectively operate their restaurants. Currently, we have 36 Regional Managers who oversee 4 to 8 restaurants each. As we expand geographically, we expect to add additional Regional Managers. Similarly, our franchised restaurants receive operational guidance from our 12 Franchise Consultants, who oversee 25 to 42 restaurants each. We have three Divisional Directors of Operations who have responsibility for all company and franchise operations and seven Directors of Operations who provide leadership to the Regional Managers and Franchise Consultants.

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

Recruiting. We actively recruit and select individuals who demonstrate enthusiasm and dedication and who share our passion for high quality guest service delivered through teamwork and commitment. To attract high caliber managers, we have developed a competitive compensation plan that includes a base salary and an attractive benefits package, including participation in a management incentive plan that rewards managers for achieving restaurant performance objectives.

Food Preparation, Quality Control and Purchasing

We strive to maintain high quality standards. Our systems are designed to protect our food supply at all times, from procurement through the preparation process. We provide detailed specifications to suppliers for our food ingredients, products and supplies. Our restaurant managers are certified in a comprehensive food safety and sanitation course, ServSafe®, developed by the National Restaurant Association Educational Foundation.

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

Chicken wings are an important component of our cost of sales. We work to counteract the effect of the volatility of chicken wing prices, which can affect our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. We currently purchase our chicken wings at market price. If a satisfactory long-term pricing agreement for chicken wings were to arise, we would consider locking in prices to reduce our price volatility.

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

Franchisees also pay us a royalty fee of 5.0% of their restaurant sales. Franchise agreements typically allow us to assess franchisees an advertising fee in the amount of 3.5% of their restaurant sales, of which 3.0% was contributed to our Advertising Fund in 2009 and the remaining 0.5% was spent directly by the franchisee in the applicable local market. Our current form of franchise agreement permits us to increase the required contribution to the Advertising Fund by 0.5% once every three years. The amount contributed to the Advertising Fund increased from 2.5% to 3.0% on December 26, 2005 and is not expected to increase in 2010.

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

Information Technology

We utilize a standard point-of-sale system in all of our company-owned restaurants which is integrated to our central offices through a secure, high-speed connection. Visibility to sales, cost of sales, labor and other operating metrics is provided to restaurant management through web-based decision support and analysis tools. Franchisees are required to report sales on a daily basis through an on-line reporting network and submit their restaurant-level financial statements on a quarterly and annual basis. Based on custom-developed software as well as industry-specific applications, this technology allows us to monitor business performance and optimizes food and labor costs.

We are currently implementing an automated kitchen management system that provides automation and reporting of cook line performance, including speed-of-service and order accuracy. Beginning in 2010, we will pilot test a new generation of restaurant technology focused on further optimizing costs and simplifying restaurant operations.

Competition

The restaurant industry is intensely competitive. We compete on the basis of the taste, quality and price of food offered, guest service, ambience, location, and overall dining experience. We believe that our attractive price-value relationship, the atmosphere of our restaurant, our flexible service model and the quality and distinctive flavor of our food enable us to differentiate ourselves from our competitors. We believe we compete primarily with local and regional sports bars and casual dining and quick casual establishments, and to a lesser extent with quick service restaurants such as wing-based take-out concepts. Many of our direct and indirect competitors are well-established national, regional or local chains and some have substantially greater financial and marketing resources than we do. We also compete with other restaurant and retail establishments for site locations and restaurant team members.

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

Because of gaming operations in our Nevada facilities, the ownership and operation of those facilities are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder, as well as various local regulations related to gaming. Our gaming operations are also subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and various county and city licensing agencies.  These gaming laws, regulations, and supervisory procedures are based upon declarations of public policy that are concerned with, among other things:

●	the prevention of unsavory or unsuitable persons from having a direct or indirect involvement with gaming at any time or in any capacity;

●	the establishment and maintenance of responsible accounting practices;

●
the maintenance of effective controls over the financial practices of licensees, including the establishment of minimum procedures for internal fiscal affairs and the safeguarding of assets and revenues;

●	providing reliable record keeping and requiring the filing of periodic reports with the gaming authorities;

●	the prevention of cheating and fraudulent practices; and

●	providing a source of state and local revenues through taxation and licensing fees.

Any change in such laws, regulations, and procedures could have an adverse effect on the gaming operations in our Nevada facilities.  Additional information regarding regulation related to gaming in our Nevada facilities can be found in Exhibit 99.1 to this Form 10-K.

Employees

As of December 27, 2009, we employed approximately 14,000 employees. We have 1,000 full-time and 12,800 part-time employees working in our company-owned restaurants and 200 employees based out of our home office or field support management positions. Our employees are not covered by any collective bargaining agreement, and we have never experienced an organized work stoppage or strike. We believe that our working conditions and compensation packages are competitive and consider our relations with our employees to be good.

Executive Officers

The following sets forth certain information about our executive officers:

Sally J. Smith, 52, has served as our Chief Executive Officer and President since July 1996 and as a director since August 1996. She served as our Chief Financial Officer from 1994 to 1996. Prior to joining Buffalo Wild Wings, she was the Chief Financial Officer of Dahlberg, Inc., the manufacturer and franchisor of Miracle-Ear hearing aids, from 1983 to 1994. Ms. Smith began her career with KPMG LLP, an international accounting and auditing firm. Ms. Smith holds an inactive CPA license. She serves on the boards of the National Restaurant Association and Alerus Financial Corporation.

Mary J. Twinem, 49, has served as our Executive Vice President, Chief Financial Officer and Treasurer since July 1996. She served as our Controller from January 1995 to July 1996. Ms. Twinem also served as a director on our Board from June 2002 to September 2003. Prior to joining Buffalo Wild Wings, she served as the Director of Finance/Controller of Dahlberg, Inc. from 1989 to December 1994. Ms. Twinem began her career in public accounting and holds an inactive CPA license.

Kathleen M. Benning, 47, has served as our Executive Vice President, Global Marketing and Brand Development since January 2010. She joined us in March 1997 as Vice President of Marketing and served as Senior Vice President, Marketing and Brand Development from January 2002 until December 2009. From 1992 to 1997, Ms. Benning was employed by Nemer, Fieger & Associates, an advertising agency, where she was a partner from 1994 to 1997.

Mounir N. Sawda, 52, has served as our Senior Vice President, Franchise and Development since August 2007. Prior to joining us, Mr. Sawda managed his own consulting company from 2005 to 2007. From 1998 to 2005, Mr. Sawda served in various executive positions at Denny’s Corporation, most recently as Vice President Development, Property Management, Construction and Facilities. From 1984 to 1993 and from 1996 to 1997, Mr. Sawda held several positions with Burger King Corporation. From 1993 to 1996, Mr. Sawda worked with Hanna International in Saudi Arabia.

James M. Schmidt, 50, has served as our Executive Vice President since December 2006 and as General Counsel since April 2002. He served as either Vice President or Senior Vice President from April 2002 until December 2006. Mr. Schmidt has also served as our Secretary since September 2002, and he served as a director on our Board from 1994 to September 2003. From 1985 to 2002, Mr. Schmidt was an attorney with the law firm of Robbins, Kelly, Patterson & Tucker, which provides legal services to us from time to time.

Judith A. Shoulak, 50, has served as our Executive Vice President, Global Operations and Human Resources since January 2010. She served as our Senior Vice President, Operations, from March 2004 to December 2009, Senior Vice President, Human Resources from January 2003 to February 2004 and Vice President of Human Resources from October 2001 to January 2003. From 1993 to 2001, Ms. Shoulak served as Vice President of Field Human Resources of OfficeMax Incorporated.

ITEM 1A. RISK FACTORS

The foregoing discussion and the discussion contained in Item 7 of this Form 10-K contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. Our forward-looking statements generally relate to our growth strategy, financial results, sales efforts, franchise expectations, store openings and related expense, and cash requirements. Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the risk factors that follow. Investors are cautioned that all forward-looking statements involve risks and uncertainties and speak only as of the date on which they are made. We believe that all material risk factors have been discussed below.

Fluctuations in chicken wing prices could reduce our operating income.

The primary food product used by our company-owned and franchised restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. We currently purchase our chicken wings at market price. If a satisfactory long-term pricing agreement for chicken wings were to arise, we would consider locking in prices to reduce our price volatility. Chicken wing prices in 2009 averaged 39.3% higher than 2008 as the average price per pound increased to $1.70 in 2009 from $1.22 in 2008. If there is a significant rise in the price of chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. For example, chicken wings accounted for approximately 25%, 21%, and 24% of our cost of sales in 2009, 2008, and 2007, respectively, with an annual average price per pound of $1.70, $1.22, and $1.28, respectively. A 10% increase in the chicken wing costs for 2009 would have increased restaurant cost of sales by approximately $3.8 million. If the avian flu were to affect our supply of chicken wings, our operations may be negatively impacted, as prices may rise due to limited supply. Additional information related to chicken wing prices is included in Item 7 under “Results of Operations.”

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

To successfully expand our business, we must open new Buffalo Wild Wings® restaurants on schedule and in a profitable manner. In the past, we and our franchisees have experienced delays in restaurant openings and we may experience similar delays in the future. Delays or failures in opening new restaurants could hurt our ability to meet our growth objectives, which may affect our results of operations, the expectations of securities analysts and shareholders and thus our stock price. We cannot guarantee that we or our franchisees will be able to achieve our expansion goals. Further, any restaurants that we, or our franchisees, open may not achieve operating results similar or better than our existing restaurants. If we are unable to generate positive cash flow from a new restaurant, we may be required to recognize an impairment loss with respect to the assets for that restaurant. Our ability to expand successfully will depend on a number of factors, many of which are beyond our control. These factors include:

•	Locating suitable restaurant sites in new and existing markets;

•	Having adequate restaurant sites due to tightening credit markets;

•	Negotiating acceptable lease or purchase terms for new restaurants;

•	Recruiting, training and retaining qualified home office, field and restaurant team members;

•	Attracting and retaining qualified franchisees;

•	Cost effective and timely planning, design and build-out of restaurants;

•	Obtaining building materials and hiring satisfactory construction contractors;

•	Obtaining and maintaining required local, state and federal governmental approvals and permits related to the construction of the sites and the sale of food and alcoholic beverages;

•	Creating guest awareness of our restaurants in new markets;

•	Competition in new and existing markets; and

•	General economic conditions.

We must identify and obtain a sufficient number of suitable new restaurant sites for us to sustain our revenue growth rate.

We require that all proposed restaurant sites, whether for company-owned or franchised restaurants, meet our site selection criteria. We may make errors in selecting these criteria or applying these criteria to a particular site, or there may be an insignificant number of new restaurant sites meeting these criteria that would enable us to achieve our planned expansion in future periods. We face significant competition from other restaurant companies and retailers for sites that meet our criteria and the supply of sites may be limited in some markets. Further, we may be precluded from acquiring an otherwise suitable site due to an exclusivity restriction held by another tenant. As a result of these factors, our costs to obtain and lease sites may increase, or we may not be able to obtain certain sites due to unacceptable costs. Our inability to obtain suitable restaurant sites at reasonable costs may reduce our growth rate.

Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

Possible shortages or interruptions in the supply of food items and other supplies to our restaurants caused by inclement weather, terrorist attacks, natural disasters such as floods, drought and hurricanes, pandemics, the inability of our vendors to obtain credit in a tightened credit market, food safety warnings or advisories or the prospect of such pronouncements, or other conditions beyond our control could adversely affect the availability, quality and cost of items we buy and the operations of our restaurants. Our inability to effectively manage supply chain risk could increase our costs and limit the availability of products critical to our restaurant operations.

We may experience higher-than-anticipated costs associated with the opening of new restaurants or with the closing, relocating, and remodeling of existing restaurants, which may adversely affect our results of operations.

Our revenues and expenses can be impacted significantly by the number and timing of the opening of new restaurants and the closing, relocating, and remodeling of existing restaurants. We incur substantial pre-opening expenses each time we open a new restaurant and other expenses when we close, relocate, or remodel existing restaurants. The expenses of opening, closing, relocating or remodeling any of our restaurants may be higher than anticipated. An increase in such expenses could have an adverse effect on our results of operations.

Our restaurants may not achieve market acceptance in the new geographic regions we enter.

Our expansion plans depend on opening restaurants in new markets where we or our franchisees have little or no operating experience. We may not be successful in operating our restaurants in new markets on a profitable basis. The success of these new restaurants will be affected by the different competitive conditions, consumer tastes, and discretionary spending patterns of the new markets as well as our ability to generate market awareness of the Buffalo Wild Wings® brand. Sales at restaurants opening in new markets may take longer to reach average annual restaurant sales, if at all, thereby affecting their profitability.

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

An impairment in the carrying value of our goodwill or other intangible assets could adversely affect our financial condition and consolidated results of operations.

Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. We test goodwill for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit. If the carrying value is less than the fair value, no impairment exists. If the carrying value is higher than the fair value, there is an indication of impairment. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition: the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors would have a significant impact on the recoverability of these assets and negatively affect our financial condition and consolidated results of operations. We compute the amount of impairment by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. We are required to record a non-cash impairment charge if the testing performed indicates that goodwill has been impaired.

We evaluate the useful lives of our intangible assets to determine if they are definite- or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), the level of required maintenance expenditures, and the expected lives of other related groups of assets.

We cannot accurately predict the amount and timing of any impairment of assets. Should the value of goodwill or other intangible assets become impaired, there could be an adverse effect on our financial condition and consolidated results of operations.

Failure of our internal controls over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud.  Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our stock.

The current economic crisis could have a material adverse impact on our landlords or other tenants in retail centers in which we or our franchisees are located, which in turn could negatively affect our financial results.

If the recession continues or increases in severity, our landlords may be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in failures to pay required construction contributions or satisfy other lease covenants to us. In addition other tenants at retail centers in which we or our franchisees are located or have executed leases may fail to open or may cease operations. If our landlords fail to satisfy required co-tenancies, such failures may result in us or our franchisees terminating leases or delaying openings in these locations. Also, decreases in total tenant occupancy in retail centers in which we are located may affect guest traffic at our restaurants. All of these factors could have a material adverse impact on our operations.

We are dependent on franchisees and their success.

Currently, approximately 64% of our restaurants are franchised. Franchising royalties and fees represented approximately 9.3%, 10.1%, and 11.2% of our revenues during fiscal 2009, 2008, and 2007, respectively. Our performance depends upon (i) our ability to attract and retain qualified franchisees, (ii) the franchisees’ ability to execute our concept and capitalize upon our brand recognition and marketing, and (iii) franchisees’ ability to timely develop restaurants. We may not be able to recruit franchisees who have the business abilities or financial resources necessary to open restaurants on schedule, or who will conduct operations in a manner consistent with our concept and standards. Also, our franchisees may not be able to operate restaurants in a profitable manner.

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

The restaurant industry is intensely competitive. We believe we compete primarily with regional and local sports bars, casual dining and quick casual establishments, and to a lesser extent, quick service wing-based take-out concepts. Many of our direct and indirect competitors are well-established national, regional, or local chains with a greater market presence than us. Further, some competitors have substantially greater financial, marketing, and other resources than us. In addition, independent owners of local or regional establishments may enter the wing-based restaurant business without significant barriers to entry and such establishments may provide price competition for our restaurants. Competition in the casual dining, quick casual and quick service segments of the restaurant industry is expected to remain intense with respect to price, service, location, concept and the type and quality of food. We also face intense competition for real estate sites, qualified management personnel, and hourly restaurant staff.

Our success depends substantially on the value of our brands and our reputation for offering guests an unparalleled total experience.

We believe we have built a strong reputation for the quality and breadth of our menu items as part of the total experience that guests enjoy in our restaurants.  We believe we must protect and grow the value of our brand to continue to be successful in the future.  Any incident that erodes consumer trust in or affinity for our brand could significantly reduce its value.  If consumers perceive or experience a reduction in food quality, service, ambiance or in any way believes we failed to deliver a consistently positive experience, our brand value could suffer.

Our inability to successfully and sufficiently raise menu prices could result in a decline in profitability.

We utilize menu price increases to help offset cost increases, including increased cost for commodities, minimum wages, employee benefits, insurance arrangements, construction, utilities, and other key operating costs.  If our selection and amount of menu price increases are not accepted by consumers and reduce guest traffic, or are insufficient to counter increased costs, our financial results could be harmed.

A reduction in vendor allowances currently received could affect our costs of goods sold.

During fiscal 2009, 2008, and 2007, vendor allowances were recorded as a reduction in inventoriable costs, and cost of sales was reduced by $6.0 million, $5.2 million, and $4.6 million, respectively. If the amount of vendor allowances is reduced, inventoriable costs may increase, as may the cost of sales.

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

Our quarterly operating results depend, in part, on special events, such as the Super Bowl® and other popular sporting events, and thus are subject to fluctuations based on the dates for such events. Historically, sales in most of our restaurants have been higher during fall and winter months based on the relative popularity of national, regional and local sporting and other events. Further, our quarterly operating results may fluctuate significantly because of other factors, including:

•	Increases or decreases in same-store sales;

•	Fluctuations in food costs, particularly chicken wings;

•	The timing of new restaurant openings, which may impact margins due to the related preopening costs and initially higher restaurant level operating expense ratios;

•	Labor availability and costs for hourly and management personnel;

•	Changes in competitive factors;

•	Disruption in supplies;

•	General economic conditions, consumer confidence, and fluctuations in discretionary spending;

•	Claims experience for self-insurance programs;

•	Increases or decreases in labor or other variable expenses;

•	The impact from natural disasters;

•	Fluctuations in interest rates; and

•	The timing and amount of asset impairment loss and restaurant closing charges.

As a result of the factors discussed above, our quarterly and annual operating results may fluctuate significantly. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. These fluctuations may cause future operating results to fall below the expectations of securities analysts and shareholders. In that event, the price of our common stock would likely decrease.

We may not be able to attract and retain qualified team members to operate and manage our restaurants.

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

The loss of key executives or difficulties recruiting and retaining qualified personnel could jeopardize our ability to meet our financial targets.

Our success depends substantially on the contributions and abilities of key executives and other employees, and on our ability to recruit and retain high quality employees. We must continue to recruit, retain, and motivate management and other employees sufficient to maintain our current business and support our projected growth.  The loss of any of our executive officers and senior leaders could jeopardize our ability to meet our financial targets.

We may not be able to obtain and maintain licenses and permits necessary to operate our restaurants.

The restaurant industry is subject to various federal, state, and local government regulations, including those relating to the sale of food and alcoholic beverages. In addition, we are subject to gaming regulations with respect to our gaming operations within our nine company-owned stores in Las Vegas. The failure to obtain and maintain these licenses, permits and approvals, including food, liquor and gaming licenses, could adversely affect our operating results. Difficulties or failure to obtain the required licenses and approvals could delay or result in our decision to cancel the opening of new restaurants. Local authorities may revoke, suspend, or deny renewal of our food and liquor licenses if they determine that our conduct violates applicable regulations.

The sale of alcoholic beverages at our restaurants subjects us to additional regulations and potential liability.

Because our restaurants sell alcoholic beverages, we are required to comply with the alcohol licensing requirements of the federal government, states and municipalities where our restaurants are located. Alcoholic beverage control regulations require applications to state authorities and, in certain locations, county and municipal authorities for a license and permit to sell alcoholic beverages on the premises and to provide service for extended hours and on Sundays. Typically, the licenses are renewed annually and may be revoked or suspended for cause at any time. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of the restaurants, including minimum age of guests and employees, hours of operation, advertising, wholesale purchasing, inventory control and handling, storage and dispensing of alcoholic beverages. If we fail to comply with federal, state or local regulations, our licenses may be revoked and we may be forced to terminate the sale of alcoholic beverages at one or more of our restaurants.

In certain states we are subject to “dram shop” statutes, which generally allow a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Some dram shop litigation against restaurant companies has resulted in significant judgments, including punitive damages.

Changes in employment laws or regulation could harm our performance.

Various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime pay, unemployment tax rates, workers’ compensation rates, citizenship requirements, and sales taxes. A number of factors could adversely affect our operating results, including additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, mandated training for employees, increased tax reporting and tax payment requirements for employees who receive tips, a reduction in the number of states that allow tips to be credited toward minimum wage requirements, and increased employee litigation including claims relating to the Fair Labor Standards Act.

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

Our success depends, in part, upon the continued popularity of Buffalo, New York-style chicken wings, our other menu items, sports bars and casual dining restaurant styles. We also depend on trends toward consumers eating away from home more often. Shifts in these consumer preferences could negatively affect our future profitability. Such shifts could be based on health concerns related to the cholesterol, carbohydrate, or fat content of certain food items, including items featured on our menu. Negative publicity over the health aspects of such food items may adversely affect consumer demand for our menu items and could result in a decrease in guest traffic to our restaurants, which could materially harm our business. Smoking bans imposed by state or local laws could also adversely impact our restaurants’ performance. In addition, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. A decline in consumer spending or in economic conditions could reduce guest traffic or impose practical limits on pricing, either of which could harm our business, financial condition, operating results or cash flow.

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

A regional or global health pandemic could severely affect our business.

A health pandemic is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. If a regional or global health pandemic were to occur, depending upon its duration and severity, our business could be severely affected. We have positioned our brand as a place where people can gather together.  Customers might avoid public gathering places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. A regional or global health pandemic might also adversely impact our business by disrupting or delaying production and delivery of materials and products in its supply chain and by causing staffing shortages in our stores. The impact of a health pandemic might be disproportionately greater than on other companies that depend less on the gathering of people together for the sale or use of their products and services.

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

Unfavorable publicity could harm our business.

Multi-unit restaurant businesses such as ours can be adversely affected by publicity resulting from complaints or litigation or general publicity regarding poor food quality, food-borne illness, personal injury, food tampering, adverse health effects of consumption of various food products or high-calorie foods (including obesity), or other concerns. Negative publicity may also result from actual or alleged violations by our restaurants of "dram shop" laws which generally provide an injured party with recourse against an establishment that serves alcoholic beverages to an intoxicated party who then causes injury to himself or to a third party. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to a limited number of our restaurants, or only to a single restaurant, could adversely affect public perception of the entire brand. Adverse publicity and its effect on overall consumer perceptions of food safety, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.

There is volatility in our stock price.

The market for our stock has, from time to time, experienced extreme price and volume fluctuations. Factors such as announcements of variations in our quarterly financial results and fluctuations in revenue could cause the market price of our stock to fluctuate significantly. In addition, the stock market in general, and the market prices for restaurant companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted equity compensation.

The market price of our stock can be influenced by stockholders' expectations about the ability of our business to grow and to achieve certain profitability targets. If our financial performance in a particular quarter does not meet the expectations of our stockholders, it may adversely affect their views concerning our growth potential and future financial performance. In addition, if the securities analysts who regularly follow our stock lower their ratings of our stock, the market price of our stock is likely to drop significantly.

We may be subject to increased labor and insurance costs.

Our restaurant operations are subject to federal and state laws governing such matters as minimum wages, working conditions, overtime, and tip credits. As federal and state minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees but also the wages paid to employees at wage rates that are above minimum wage. Labor shortages, increased employee turnover, and health care mandates could also increase our labor costs. This in turn could lead us to increase prices which could impact our sales. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline. In addition, the current premiums that we pay for our insurance (including workers' compensation, general liability, property, health, and directors' and officers' liability) may increase at any time, thereby further increasing our costs. The dollar amount of claims that we actually experience under our workers' compensation and general liability insurance, for which we carry high per-claim deductibles, may also increase at any time, thereby further increasing our costs. Further, the decreased availability of property and liability insurance has the potential to negatively impact the cost of premiums and the magnitude of uninsured losses.

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

We are dependent on information technology and any material failure of that technology could impair our ability to efficiently operate our business.

We rely on information systems across our operations, including, for example, point-of-sale processing in our restaurants, management of our supply chain, collection of cash, payment of obligations, and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems, or a breach in security of these systems could cause delays in customer service and reduce efficiency in our operations. Significant capital investments might be required to remediate any problems.

If we are unable to maintain our rights to use key technologies of third parties, our business may be harmed.

We rely on certain technology licensed from third parties, and may be required to license additional technology in the future for use in managing our Internet sites and providing related services to users and advertising customers.  These third-party technology licenses may not continue to be available to us on acceptable commercial terms or at all. The inability to enter into and maintain any of these technology licenses could significantly harm our business, financial condition and operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We are headquartered in Minneapolis, Minnesota. Our home office has approximately 44,000 square feet of office space. We occupy this facility under a lease that terminates on November 30, 2017, with an option to renew for one five-year term. As of December 27, 2009, we owned and operated 232 restaurants. We lease the land and building for most of these sites. The majority of our existing leases are for 10 or 15-year terms, generally including options to extend the terms. We typically lease our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts. Most of our leases include “exclusive use” provisions prohibiting our landlords from leasing space to other restaurants that fall within certain specified criteria. Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the lease or franchise agreement. The following table sets forth the 42 states in which Buffalo Wild Wings restaurants are located and the number of restaurants in each state as of December 27, 2009:

	Number of Restaurants Open
	Company-owned	Franchised	Total
Alabama	1	9	10
Arizona	2	13	15
Arkansas	—	4	4
California	—	12	12
Colorado	12	2	14
Connecticut	—	4	4
Delaware	—	5	5
Florida	1	21	22
Georgia	8	1	9
Hawaii	—	1	1
Idaho	—	2	2
Illinois	11	40	51
Indiana	3	41	44
Iowa	11	—	11
Kansas	9	—	9
Kentucky	12	5	17
Louisiana	—	8	8
Maryland	—	8	8
Massachusetts	—	1	1
Michigan	—	38	38
Minnesota	20	3	23
Mississippi	2	4	6
Missouri	6	17	23
Montana	—	2	2
Nebraska	6	2	8
Nevada	9	1	10
New Jersey	—	1	1
New Mexico	—	2	2
New York	7	8	15
North Carolina	13	3	16
North Dakota	—	5	5
Ohio	26	62	88
Oklahoma	—	10	10
Oregon	—	4	4
Pennsylvania	4	1	5
South Carolina	—	4	4
South Dakota	—	1	1
Tennessee	16	—	16
Texas	31	42	73
Virginia	8	18	26
West Virginia	—	7	7
Wisconsin	14	8	22
Total	232	420	652

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

	2009		2008
	High	Low	High	Low
First Quarter	$38.45	21.77	$26.25	19.41
Second Quarter	42.98	32.34	34.61	23.23
Third Quarter	44.23	31.40	43.21	24.72
Fourth Quarter	43.62	39.14	40.76	15.52

Holders

As of February 17, 2010, there were approximately 162 record holders of our Common Stock, excluding shareholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on information which we have obtained from our transfer agent, there are approximately 30,000 holders of our Common Stock whose stock is held either in nominee name and/or street name brokerage accounts.

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

Stock Performance Chart

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock for the five-year period ended December 27, 2009 with the cumulative total return on the Nasdaq Composite and the S&P 600 Restaurants Index. The comparison assumes $100 was invested in Buffalo Wild Wings Common Stock on December 26, 2004, and in each of the foregoing indices on December 26, 2004 and assumes reinvestment of dividends.

	12/26/04	12/25/05	12/31/06	12/30/07	12/28/08	12/27/09

Buffalo Wild Wings, Inc.	100.00	97.52	153.49	133.53	142.64	247.66
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
S&P 600 Restaurants	100.00	101.26	112.34	82.11	52.81	78.06

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

	Fiscal Years Ended (1)
	Dec. 27, 2009	Dec. 28, 2008	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005
	(in thousands, except share and per share data)
Consolidated Statements of Earnings Data:
Revenue:
Restaurant sales	$488,702	379,686	292,824	247,150	185,823
Franchising royalties and fees	50,222	42,731	36,828	31,033	23,877

Total revenue	538,924	422,417	329,652	278,183	209,700

Costs and expenses:
Restaurant operating costs:
Cost of sales	147,659	113,266	90,065	76,087	58,771
Labor	146,555	114,609	87,784	73,030	55,403
Operating	76,358	60,205	47,974	41,087	29,717
Occupancy	32,362	25,157	19,986	17,529	14,172
Depreciation and amortization	32,605	23,622	16,987	14,492	11,765
General and administrative	49,404	40,151	35,740	30,374	22,303
Preopening	7,702	7,930	4,520	3,077	2,599
Loss on asset disposals and impairment	1,928	2,083	987	1,008	1,991

Total costs and expenses	494,573	387,023	304,043	256,684	196,721

Income from operations	44,351	35,394	25,609	21,499	12,979
Investment income	1,077	970	2,909	2,339	1,340

Earnings before income taxes	45,428	36,364	28,518	23,838	14,319
Income tax expense	14,757	11,929	8,864	7,565	5,439

Net earnings	$30,671	24,435	19,654	16,273	8,880

Earnings per common share – basic	$1.70	1.37	1.12	0.95	0.53
Earnings per common share – diluted	1.69	1.36	1.10	0.92	0.51
Weighted average shares outstanding – basic	18,010,000	17,813,000	17,554,000	17,157,000	16,892,000
Weighted average shares outstanding – diluted	18,177,000	17,995,000	17,833,000	17,629,000	17,417,000

Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$79,286	66,107	43,579	33,031	24,618
Net cash used in investing activities	(79,172)	(60,134)	(54,687)	(26,829)	(33,919)
Net cash provided by financing activities	1,119	853	873	1,568	730

	As Of (1)
	Dec. 27, 2009	Dec. 28, 2008	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005
	(in thousands)
Consolidated Balance Sheets Data:
Total current assets	$98,523	68,568	84,506	74,950	61,079
Total assets	309,073	243,818	197,098	161,183	133,123
Total current liabilities	66,704	48,202	32,490	25,780	20,203
Total liabilities	99,240	72,225	55,433	44,967	36,275
Retained earnings	115,946	85,275	60,840	41,186	24,913
Total stockholders’ equity	209,833	171,593	141,665	116,216	96,848

(1)
We utilize a 52- or 53-week accounting period that ends on the last Sunday in December. The fiscal years ended December 27, 2009, December 28, 2008, December 30, 2007, and December 25, 2005, were comprised of 52 weeks. The fiscal year ended December 31, 2006 was a 53-week year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for fiscal 2010, cash requirements, and our expected store openings. Such statements are forward-looking and speak only as of the date on which they are made. There are risks and uncertainties including those discussed in Item 1A of this 10-K under “Risk Factors.” Information included in this discussion and analysis includes commentary on company-owned and franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Buffalo Wild Wings® Grill & Bar concept and the overall health of the concept. Franchise information also provides an understanding of our revenues because franchise royalties and fees are based on the opening of franchised units and their sales. However, franchise sales and same-store sales information does not represent sales in accordance with U. S. Generally Accepted Accounting Principles (GAAP), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.

Overview

As of December 27, 2009, we owned and operated 232 and franchised an additional 420 Buffalo Wild Wings Grill & Bar® restaurants in 42 states. The restaurants have elements of both the quick casual and casual dining styles, both of which are part of a growing industry. Our long-term focus is to grow to a national chain of over 1,000 locations, continuing the strategy of developing both company-owned and franchised restaurants.

Our growth targets for 2010 are 13 to 15% unit growth and 20% net earnings growth. Our growth and success depend on several factors and trends. First, we continue to monitor and react to changes in our cost of goods sold. The costs of goods sold is difficult to predict, as it ranged from 29.3% to 30.5% of restaurant sales per quarter in 2009 and 2008, mostly due to the price fluctuation in chicken wings. We are working to counteract the volatility of chicken wing prices with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We will continue to monitor the cost of chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. We are also exploring purchasing strategies to lessen the severity of cost increases and fluctuations, and are reviewing menu additions and other strategies that may decrease the percentage that chicken wings represent in terms of total restaurant sales. The chart below illustrates the fluctuation in chicken wing prices from quarter to quarter in the last five years.

A second factor is our success developing new markets. There are inherent risks in opening new restaurants, especially in new markets, including the lack of experience, logistical support, and brand awareness in a new market. These factors may result in lower than anticipated sales and cash flow for restaurants in new markets. In 2010, we plan to develop company-owned restaurants primarily in markets where we currently have either company-owned or franchised restaurants. We believe this development focus, together with our focus on our new restaurant opening procedures, will help to mitigate the overall risk associated with opening restaurants in new markets.

Third, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume, and, therefore, cash flow per location. We remain committed to high quality operations and guest hospitality.

Our revenue is generated by:

•
Sales at our company-owned restaurants, which represented 91% of total revenue in 2009. Food and nonalcoholic beverages accounted for 76% of restaurant sales. The remaining 24% of restaurant sales was from alcoholic beverages. The menu item with the highest sales volume is chicken wings at 21% of total restaurant sales.

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

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Each of the fiscal years in the five years ended December 27, 2009 were 52-week years except for the fiscal year ended December 31, 2006, which was a 53-week year.

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

Valuation of Long-Lived Assets and Store Closing Reserves

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for 15 months. We evaluate the recoverability of a restaurant’s long-lived assets, including leasehold improvements, equipment and fixtures over its remaining lease term, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. During fiscal 2009 and 2008, we recognized $237,000 and $549,000, respectively, of asset impairment charges. No asset impairment charges were recognized during 2007.

In addition to the valuation of long-lived assets, we also record a store closing reserve when a restaurant is abandoned due to closure or relocation. The store closing reserve is subject to significant judgment as accruals are made for lease payments on abandoned leased facilities. Many factors, including the local business environment, other available lease sites, the willingness of lessors to negotiate lease buyouts, and the ability to sublease our sites are considered in making the accruals. We estimate future lease obligations based on these factors and evaluate quarterly the adequacy of the estimated reserve based on current market conditions. During 2009, 2008, and 2007, we recorded reserves of $31,000, $85,000, and $85,000, respectively, for restaurants that closed.

Goodwill

We review goodwill for impairment annually, or whenever circumstances change in a way which could indicate that impairment may have occurred. Goodwill is associated with a reporting unit, which we define as a number of locations within a geographic market which experience similar economic characteristics.

We identify potential goodwill impairments by using both an income and market approach, which involves comparing the fair value of the reporting unit to its carrying amount, which includes goodwill and other intangible assets. Fair value is calculated as the present value of expected future cash flows. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant.

If the carrying amount of the market exceeds the fair value, this is an indication that impairment may exist. We calculate the amount of the impairment by comparing the implied fair value of the assets and liabilities of the reporting unit with the carrying amount. The fair value of the reporting unit in excess of the value of the assets and liabilities is the implied fair value of the goodwill. If this amount is less than the carrying amount of goodwill, impairment is recognized for the difference. As of December 27, 2009, our analysis of the fair value of our goodwill substantially exceeded the carrying value and therefore we concluded that our goodwill was not impaired. Our analysis is based on improvement in the Las Vegas economic conditions. If such improvement does not occur, goodwill impairment could occur. No goodwill impairment charges were recognized during 2009, 2008, or 2007.

Vendor Allowances

Vendor allowances include allowances and other funds received from vendors. Certain of these funds are determined based on various quantitative contract terms. We also receive vendor allowances from certain manufacturers and distributors calculated based upon purchases made by franchisees. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction of the related expense. Amounts that represent a reduction of inventory purchase costs are recorded as a reduction of inventoriable costs. We record an estimate of earned vendor allowances that are calculated based upon monthly purchases. We generally receive payment from vendors approximately 30 days after the end of a month for that month’s purchases. During fiscal 2009, 2008, and 2007, vendor allowances were recorded as a reduction in inventoriable costs, and cost of sales was reduced by $6.0 million, $5.2 million, and $4.6 million, respectively.

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

Stock-Based Compensation

We account for stock-based compensation in accordance with the fair value recognition provisions, under which we use the Black-Scholes-Merton pricing model, which requires the input of subjective assumptions. These assumptions include the expected life of the options, expected volatility over the expected term, the risk-free interest rate, and the expected forfeitures.

Compensation expense for restricted stock units is recognized for the expected number of shares vesting at the end of each annual period. Restricted stock units granted in 2008 are subject to cumulative one-year, two-year, and three-year net earnings targets. The number of units that vest each year is based on performance against those targets. The expense recognized in the first year includes the full expense for units vesting at the end of the first year, half of the expense for units vesting at the end of the second year, and a third of the expense for units vesting at the end of the third year. Restricted stock units granted in 2009 are subject to three-year cliff vesting and a cumulative three-year earnings target. For both of these restricted stock unit grants, significant assumptions are made to estimate the expected net earnings levels for future years.

Results of Operations

Our operating results for 2009, 2008, and 2007 are expressed below as a percentage of total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales.

	Fiscal Years Ended
	Dec. 27, 2009	Dec. 28, 2008	Dec. 30, 2007
Revenue:
Restaurant sales	90.7%	89.9%	88.8%
Franchising royalties and fees	9.3	10.1	11.2

Total revenue	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	30.2	29.8	30.8
Labor	30.0	30.2	30.0
Operating	15.6	15.9	16.4
Occupancy	6.6	6.6	6.8
Depreciation and amortization	6.1	5.6	5.2
General and administrative	9.2	9.5	10.8
Preopening	1.4	1.9	1.4
Loss on asset disposals and impairment	0.4	0.5	0.3

Total costs and expenses	91.8	91.6	92.2

Income from operations	8.2	8.4	7.8
Investment income	0.2	0.2	0.9

Earnings before income taxes	8.4	8.6	8.7
Income tax expense	2.7	2.8	2.7

Net earnings	5.7%	5.8%	6.0%

The number of company-owned and franchised restaurants open are as follows:

	As of
	Dec. 27, 2009	Dec. 28, 2008	Dec. 30, 2007
Company-owned restaurants	232	197	161
Franchised restaurants	420	363	332

The restaurant sales for company-owned and franchised restaurants are as follows (in thousands of dollars):

	Fiscal Years Ended
	Dec. 27, 2009	Dec. 28, 2008	Dec. 30, 2007
Company-owned restaurant sales	$488,702	379,686	292,824
Franchised restaurant sales	992,043	849,753	724,486

Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

	Fiscal Years Ended
	Dec. 27, 2009	Dec. 28, 2008	Dec. 30, 2007
Company-owned same-store sales	3.1%	5.9%	6.9%
Franchised same-store sales	3.4	2.8	3.9

The annual average price paid per pound for chicken wings for company-owned restaurants is as follows:

	Fiscal Years Ended
	Dec. 27, 2009	Dec. 28, 2008	Dec. 30, 2007
Annual average price per pound	$1.70	1.22	1.28

Fiscal Year 2009 Compared to Fiscal Year 2008

Restaurant sales increased by $109.0 million, or 28.7%, to $488.7 million in 2009 from $379.7 million in 2008. The increase in restaurant sales was due to a $97.9 million increase associated with the opening of 36 new company-owned restaurants in 2009, nine restaurants acquired from our franchisee in Nevada in 2008, and the 52 company-owned restaurants opened before 2009 that did not meet the criteria for same-store sales for all, or part, of the year and $11.1 million related to a 3.1% increase in same-store sales.

Franchise royalties and fees increased by $7.5 million, or 17.5%, to $50.2 million in 2009 from $42.7 million in 2008. The increase was due primarily to additional royalties collected from the 59 new franchised restaurants that opened in 2009 and a full year of operations for the 46 franchised restaurants that opened in 2008. Same-store sales for franchised restaurants increased 3.4%.

Cost of sales increased by $34.4 million, or 30.4%, to $147.7 million in 2009 from $113.3 million in 2008 due primarily to more restaurants being operated in 2009. Cost of sales as a percentage of restaurant sales increased to 30.2% in 2009 from 29.8% in 2008. The increase in cost of sales as a percentage of restaurant sales was primarily due to the increase in chicken wing prices partially offset by the leverage of food and alcohol costs as a result of menu price increases. Chicken wing costs rose to $1.70 per pound in 2009 from $1.22 per pound in 2008.

Labor expenses increased by $31.9 million, or 27.9%, to $146.6 million in 2009 from $114.6 million in 2008 due primarily to more restaurants being operated in 2009. Labor expenses as a percentage of restaurant sales decreased to 30.0% in 2009 compared to 30.2% in 2008. Labor costs in our restaurants were lower than prior year due to restaurants having lower hourly labor costs which were partially offset by higher medical costs.

Operating expenses increased by $16.2 million, or 26.8%, to $76.4 million in 2009 from $60.2 million in 2008 due primarily to more restaurants being operated in 2009. Operating expenses as a percentage of restaurant sales decreased to 15.6% in 2009 from 15.9% in 2008. The decrease in operating expenses as a percentage of restaurant sales was primarily due to lower natural gas and utility costs partially offset by higher general liability insurance costs.

Occupancy expenses increased by $7.2 million, or 28.6%, to $32.4 million in 2009 from $25.2 million in 2008 due primarily to more restaurants being operated in 2009. Occupancy expenses as a percentage of restaurant sales was flat at 6.6% for both 2009 and 2008.

Depreciation and amortization increased by $9.0 million, or 38.0%, to $32.6 million in 2009 from $23.6 million in 2008. The increase was primarily due to the additional depreciation on 36 new restaurants in 2009 and 40 new restaurants opened in 2008 and operated for a full year in 2009.

General and administrative expenses increased by $9.3 million, or 23.0%, to $49.4 million in 2009 from $40.2 million in 2008. General and administrative expenses as a percentage of total revenue decreased to 9.2% in 2009 from 9.5% in 2008. Exclusive of stock-based compensation, our general and administrative expenses decreased to 8.0% of total revenue in 2009 from 8.3% in 2008. This decrease was primarily due better leverage of our wage-related expenses.

Preopening costs decreased by $228,000, or 2.9%, to $7.7 million in 2009 from $7.9 million in 2008. In 2009, we incurred costs of $7.4 million for 36 new company-owned restaurants opened in 2009 and costs of $242,000 for restaurants opening in 2010. In 2008, we opened 31 new company-owned restaurants, incurred costs of approximately $490,000 for restaurants opening in 2009, and incurred $197,000 related to the acquisition of the nine franchised restaurants located in Nevada. Average preopening cost per restaurant in 2009 was $220,000. Preopening costs for 2008 averaged $203,000 per restaurant, excluding the eight Don Pablo’s conversions which averaged $316,000.

Loss on asset disposals and impairment decreased by $155,000 to $1.9 million in 2009 from $2.1 million in 2008. The expense in 2009 represented the asset impairment of one underperforming restaurant of $237,000, closure costs for one restaurant of $31,000, and $1.6 million for the write-off of miscellaneous equipment. The expense in 2008 represented the asset impairment of one relocated restaurant of $395,000 and two underperforming restaurants of $154,000, the closure costs for three relocated restaurants of $85,000, and $1.4 million for the write-off of miscellaneous equipment.

Investment income increased by $107,000 to $1.1 million in 2009 from $970,000 in 2008. The majority of our investments were in short-term municipal securities. The increase in investment income was primarily due to higher rates of return on our investments related to our deferred compensation plan partially offset by lower rates of return on our cash and marketable securities balances. Cash and marketable securities balances at the end of the year were $53.2 million in 2009 compared to $44.5 million in 2008.

Provision for income taxes increased $2.8 million to $14.8 million in 2009 from $11.9 million in 2008. The effective tax rate as a percentage of income before taxes decreased to 32.5% in 2009 from 32.8% in 2008. The rate decrease was primarily due to higher employee related federal tax credits offset partially by a reduction in tax exempt interest income. For 2010, we believe our effective tax rate will be between 32.5% and 33.5%.

Fiscal Year 2008 Compared to Fiscal Year 2007

Restaurant sales increased by $86.9 million, or 29.7%, to $379.7 million in 2008 from $292.8 million in 2007. The increase in restaurant sales was due to a $70.6 million increase associated with the opening of 40 new company-owned restaurants in 2008, which includes eight locations acquired from Avado Brands, Inc. and nine restaurants acquired from our franchisee in Nevada, and the 34 company-owned restaurants opened before 2008 that did not meet the criteria for same-store sales for all, or part, of the year. A 5.9% increase in same-store sales accounted for $16.3 million of the increase in restaurant sales.

Franchise royalties and fees increased by $5.9 million, or 16.0%, to $42.7 million in 2008 from $36.8 million in 2007. The increase was due primarily to additional royalties collected from the 46 new franchised restaurants that opened in 2008 and a full year of operations for the 46 franchised restaurants that opened in 2007. Same-store sales for franchised restaurants increased 2.8%.

Cost of sales increased by $23.2 million, or 25.8%, to $113.3 million in 2008 from $90.1 million in 2007 due primarily to more restaurants being operated in 2008. Cost of sales as a percentage of restaurant sales decreased to 29.8% in 2008 from 30.8% in 2007. The decrease in cost of sales as a percentage of restaurant sales was primarily due to the leverage of food and alcohol costs as a result of menu price increases and lower chicken wing prices. Chicken wing costs dropped to $1.22 per pound in 2008 from $1.28 per pound in 2007. Also, boneless wings sales increased in 2008 as a part of our menu mix, providing better margins and a corresponding lower cost of sales percentage.

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

Depreciation and amortization increased by $6.6 million, or 39.1%, to $23.6 million in 2008 from $17.0 million in 2007. The increase was primarily due to the additional depreciation on 40 new restaurants in 2008 and 23 new restaurants opened in 2007 and operated for a full year in 2008. Accelerated depreciation related to three restaurants which were relocated due to the Avado Brands, Inc. site acquisitions also contributed to the increase.

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

Loss on asset disposals and impairment increased by $1.1 million to $2.1 million in 2008 from $987,000 in 2007. The expense in 2008 represented the asset impairment of one relocated restaurant of $395,000 and two underperforming restaurants of $154,000, the closure costs for three relocated restaurants of $85,000, and $1.4 million for the write-off of miscellaneous equipment. During 2007 we closed one underperforming restaurant in North Carolina resulting in store closing costs and a write-down of equipment costs for $183,000. The remaining 2007 expense was for write-off of miscellaneous equipment.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for new restaurant construction, remodeling and maintaining our existing company-owned restaurants, working capital, acquisitions, and other general business needs. We fund these expenses, except for acquisitions, primarily with cash from operations. Depending on the size of the transaction, acquisitions would generally be funded from cash and marketable securities balances. The cash and marketable securities balance at December 27, 2009 was $53.2 million. We invest our cash balances in debt securities with the focus on protection of principal, adequate liquidity and return on investment based on risk. As of December 27, 2009, nearly all excess cash was invested in high quality municipal securities.

During fiscal 2009, 2008, and 2007, net cash provided by operating activities was $79.3 million, $66.1 million, and $43.6 million, respectively. Net cash provided by operating activities in 2009 consisted primarily of net earnings adjusted for non-cash expenses and an increase in accrued expenses partially offset by an increase in accounts receivable and trading securities. The increase in accrued expenses was primarily due to increased payroll related costs including wages, incentive compensation, and deferred compensation costs. The increase in accounts receivable was primarily due to the timing of payments received related to credit cards and royalties which was affected by the Christmas holiday. The increase in trading securities was due to additional contributions to the Management Deferred Compensation Plan.

Net cash provided by operating activities in 2008 consisted primarily of net earnings adjusted for non-cash expenses and an increase in accounts payable, and accrued expenses, and a decrease in refundable income taxes. The increase in accounts payable was primarily due to the larger number of restaurants in operation, the amount of construction activity at the end of 2008, and the timing of payments. The increase in accrued expenses was due primarily to higher utility accruals and losses related to future natural gas contracts. The decrease in refundable income taxes was due to the timing of tax payments.

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

Net cash used in investing activities for 2009, 2008, and 2007, was $79.2 million, $60.1 million, and $54.7 million, respectively. Investing activities included purchases of property and equipment related to the opening of new company-owned restaurants and restaurants under construction in all periods. In 2009 we opened 36 new restaurants. In 2008 we purchased nine franchised locations in Nevada for $23.1 million and opened 31 new restaurants. In 2007 we opened 23 new restaurants. In 2010, we expect capital expenditures for approximately 42 new or relocated company-owned restaurants to cost approximately $1.75 million per location, and expenditures of approximately $20 million for the upgrades and remodels of existing restaurants. In 2009, we purchased $57.0 million of marketable securities and received proceeds of $51.6 million as investments in marketable securities matured or were sold. In 2008, we purchased $116.3 million of marketable securities and received proceeds of $146.6 million as investments in marketable securities matured or were sold. In 2007, we purchased $158.2 million of marketable securities and received proceeds of $144.8 million as investments in marketable securities matured.

Net cash provided by financing activities for 2009, 2008, and 2007, was $1.1 million, $853,000, and $873,000, respectively. Net cash provided by financing activities for 2009 resulted primarily from the issuance of common stock for options exercised and employee stock purchases of $1.2 million and excess tax benefits for restricted stock unit issuances of $1.5 million partially offset by tax payments for restricted stock units of $1.5 million. Net cash provided by financing activities for 2008 resulted from the issuance of common stock for options exercised and employee stock purchases of $1.2 million and excess tax benefits for restricted stock unit issuances of $615,000 partially offset by tax payments for restricted stock units of $989,000. Net cash provided by financing activities for 2007 resulted primarily from the issuance of common stock for options exercised and employee stock purchases of $1.4 million and excess tax benefits for restricted stock unit issuances of $1.0 million partially offset by tax payments for restricted stock units of $1.6 million. No additional funding from the issuance of common stock (other than from the exercise of options and employee stock purchases) is anticipated in 2010.

Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. We own the buildings in which 31 of our restaurants operate and therefore have a very limited ability to enter into sale-leaseback transactions as a potential source of cash.

The following table presents a summary of our contractual operating lease obligations and commitments as of December 27, 2009:

		Payments Due By Period (in thousands)
	Total	Less than one year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$240,869	28,521	53,734	48,119	110,495
Commitments for restaurants under development	34,477	1,379	5,073	5,134	22,891
Total	$275,346	29,900	58,807	53,253	133,386

We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations in the foreseeable future. Our future cash outflows related to income tax uncertainties amounts to $566,000. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 approved the FASB Accounting Standards Codification (the Codification) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification is effective for interim or annual periods ending after September 15, 2009. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification during the year ended December 27, 2009. However, as a result of implementation of the Codification, previous references to new accounting standards and literature are no longer applicable. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification. All future references to authoritative accounting literature in our consolidated financial statements will be referenced in accordance with the Codification.

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

Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in same-store sales, changes in chicken wing prices, the timing and number of new restaurant openings and their related expenses, asset impairment charges, store closing charges, general economic conditions and seasonal fluctuations.

Results of Quarterly Operations (unaudited)

	Mar. 30, 2008	Jun. 29, 2008	Sep. 28, 2008	Dec. 28, 2008	Mar. 29, 200	Jun. 28, 2009	Sep. 27, 200	Dec. 27, 2009
Revenue:
Restaurant sales	$86,896	87,462	95,492	109,836	119,424	117,763	120,290	131,225
Franchise royalties and fees	10,366	10,406	10,582	11,377	12,131	11,859	12,451	13,781

Total revenue	97,262	97,868	106,074	121,213	131,555	129,622	132,741	145,006

Costs and expenses:
Restaurant operating costs:
Cost of sales	26,415	26,248	28,422	32,181	36,208	35,922	35,809	39,720
Labor	25,858	27,020	29,289	32,442	35,549	36,056	36,369	38,581
Operating	13,275	13,857	15,675	17,398	17,987	17,966	19,416	20,989
Occupancy	5,697	5,902	6,273	7,285	7,594	7,924	8,256	8,588
Depreciation and amortization	5,239	5,510	5,971	6,902	7,495	7,888	8,267	8,955
General and administrative	9,341	9,047	10,684	11,079	11,420	11,773	12,943	13,268
Preopening	1,185	1,758	2,476	2,511	2,409	1,673	1,149	2,471
Loss on asset disposals and impairment	753	385	930	15	175	272	842	639

Total costs and expenses	87,763	89,727	99,720	109,813	118,837	119,474	123,051	133,211

Income from operations	9,499	8,141	6,354	11,400	12,718	10,148	9,690	11,795
Investment income (loss)	432	400	264	(126)	76	413	379	209

Earnings before income taxes	9,931	8,541	6,618	11,274	12,794	10,561	10,069	12,004
Income tax expense	3,406	2,926	2,050	3,547	4,308	3,586	3,197	3,666

Net earnings	$6,525	5,615	4,568	7,727	8,486	6,975	6,872	8,338

Earnings per common share – basic	$0.37	0.32	0.26	0.43	0.47	0.39	0.38	0.46
Earnings per common share – diluted	$0.36	0.31	0.25	0.43	0.47	0.39	0.38	0.46
Weighted average shares outstanding – basic	17,766	17,810	17,823	17,854	17,980	17,999	18,024	18,038
Weighted average shares outstanding – diluted	17,877	17,906	17,920	18,011	18,041	18,070	18,098	18,208

Results of Quarterly Operations (unaudited)

	Mar. 30, 2008	Jun. 29, 2008	Sep. 28, 2008	Dec. 28, 2008	Mar. 29, 2009	Jun. 28, 2009	Sep. 27, 2009	Dec. 27, 2009
Revenue:
Restaurant sales	89.3%	89.4%	90.0%	90.6%	90.8%	90.9%	90.6%	90.5%
Franchise royalties and fees	10.7	10.6	10.0	9.4	9.2	9.1	9.4	9.5

Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	30.4	30.0	29.8	29.3	30.3	30.5	29.8	30.3
Labor	29.8	30.9	30.7	29.5	29.8	30.6	30.2	29.4
Operating	15.3	15.8	16.4	15.8	15.1	15.3	16.1	16.0
Occupancy	6.6	6.7	6.6	6.6	6.4	6.7	6.9	6.5
Depreciation and amortization	5.4	5.6	5.6	5.7	5.7	6.1	6.2	6.2
General and administrative	9.6	9.2	10.1	9.1	8.7	9.1	9.8	9.1
Preopening	1.2	1.8	2.3	2.1	1.8	1.3	0.9	1.7
Loss on asset disposals and impairment	0.8	0.4	0.9	0.0	0.1	0.2	0.6	0.4

Total costs and expenses	90.2	91.7	94.0	90.6	90.3	92.2	92.7	91.9

Income from operations	9.8	8.3	6.0	9.4	9.7	7.8	7.3	8.1
Investment income (loss)	0.4	0.4	0.2	(0.1)	0.1	0.3	0.3	0.1

Earnings before income taxes	10.2	8.7	6.2	9.3	9.7	8.1	7.6	8.3
Income tax expense	3.5	3.0	1.9	2.9	3.3	2.8	2.4	2.5

Net earnings	6.7%	5.7%	4.3%	6.4%	6.5%	5.4%	5.2%	5.8%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to our cash and cash equivalents and marketable securities. We invest our excess cash in highly liquid short-term investments with maturities of less than one year. These investments are not held for trading or other speculative purposes. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and marketable securities and, therefore, impact our cash flows and results of operations. We also have trading securities, which are held to generate returns that seek to offset changes in liabilities related to the equity market risk of our deferred compensation arrangements.

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. We use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. We currently purchase our chicken wings at market prices. If a satisfactory long-term price agreement for chicken wings were to arise, we would consider locking in prices to reduce our price volatility. Chicken wing prices in 2009 averaged 39.3% higher than 2008 as the average price per pound increased to $1.70 in 2009 from $1.22 in 2008. If there is a significant rise in the price of chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. Chicken wings accounted for approximately 25%, 21%, and 24% of our cost of sales in 2009, 2008, and 2007, respectively, with an annual average price per pound of $1.70, $1.22, and $1.28, respectively. A 10% increase in chicken wing costs during 2009, would have increased restaurant cost of sales by approximately $3.8 million for fiscal 2009. Additional information related to chicken wing prices and our approaches to managing the volatility thereof is included in Item 7 under “Results of Operations.”

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For supplemental information regarding quarterly results of operations, refer to Item 7, “Results of Quarterly Operations.”

BUFFALO WILD WINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Buffalo Wild Wings, Inc.:

We have audited the accompanying consolidated balance sheets of Buffalo Wild Wings, Inc. and subsidiaries (the “Company”) as of December 27, 2009 and December 28, 2008, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 27, 2009. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule for each of the fiscal years in the three-year period ended December 27, 2009. We also have audited Buffalo Wild Wings, Inc.’s internal control over financial reporting as of December 27, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Buffalo Wild Wings, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule, and an opinion on the Company’s internal control over financial reporting, based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buffalo Wild Wings Inc. and subsidiaries as of December 27, 2009 and December 28, 2008, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 27, 2009, in conformity with U.S. generally accepted accounting principles. In our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Buffalo Wild Wings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ KPMG LLP

Minneapolis, Minnesota
February 25, 2010

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 27, 2009 and December 28, 2008
(Dollar amounts in thousands)

	December 27, 2009	December 28, 2008
Assets
Current assets:
Cash and cash equivalents	$9,580	8,347
Marketable securities	43,632	36,157
Accounts receivable – franchisees, net of allowance of $25	2,118	895
Accounts receivable – other	7,383	5,759
Inventory	3,644	3,104
Prepaid expenses	2,972	3,294
Refundable income taxes	1,872	1,611
Deferred income taxes	2,938	1,731
Restricted assets	24,384	7,670
Total current assets	98,523	68,568

Property and equipment, net	189,639	154,432
Other assets	9,665	9,846
Goodwill	11,246	10,972
Total assets	$309,073	243,818

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$2,706	2,514
Accounts payable	13,436	16,691
Accrued compensation and benefits	19,554	14,155
Accrued expenses	6,540	7,116
Current portion of deferred lease credits	84	56
System-wide payables	24,384	7,670
Total current liabilities	66,704	48,202

Long-term liabilities:
Other liabilities	1,422	1,270
Deferred income taxes	14,940	8,916
Deferred lease credits, net of current portion	16,174	13,837
Total liabilities	99,240	72,225

Commitments and contingencies (notes 6 and 16)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 18,054,375 and 17,887,271, respectively	93,887	86,318
Retained earnings	115,946	85,275
Total stockholders’ equity	209,833	171,593
Total liabilities and stockholders’ equity	$309,073	243,818

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Fiscal years ended December 27, 2009, December 28, 2008, and December 30, 2007
(Amounts in thousands except per share data)

	Fiscal years ended
	December 27, 2009	December 28, 2008	December 30, 2007
Revenue:
Restaurant sales	$488,702	379,686	292,824
Franchise royalties and fees	50,222	42,731	36,828
Total revenue	538,924	422,417	329,652

Costs and expenses:
Restaurant operating costs:
Cost of sales	147,659	113,266	90,065
Labor	146,555	114,609	87,784
Operating	76,358	60,205	47,974
Occupancy	32,362	25,157	19,986
Depreciation and amortization	32,605	23,622	16,987
General and administrative (1)	49,404	40,151	35,740
Preopening	7,702	7,930	4,520
Loss on asset disposals and impairment	1,928	2,083	987
Total costs and expenses	494,573	387,023	304,043
Income from operations	44,351	35,394	25,609
Investment income	1,077	970	2,909
Earnings before income taxes	45,428	36,364	28,518
Income tax expense	14,757	11,929	8,864
Net earnings	$30,671	24,435	19,654

Earnings per common share – basic	$1.70	1.37	1.12
Earnings per common share – diluted	$1.69	1.36	1.10
Weighted average shares outstanding – basic	18,010	17,813	17,554
Weighted average shares outstanding – diluted	18,177	17,995	17,833

(1) Includes stock-based compensation of $6,490, $4,900, and $3,755, respectively

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fiscal years ended December 27, 2009, December 28, 2008, and December 30, 2007
(Dollar amounts in thousands)

	Common Stock		Retained
	Shares	Amount	Earnings	Total
Balance at December 31, 2006	17,268,016	$75,030	$41,186	$116,216

Net earnings	—	—	19,654	19,654
Shares issued under employee stock purchase plan	30,791	685	—	685
Shares issued from restricted stock units	168,952	—	—	—
Units effectively repurchased for required employee withholding taxes	(52,176)	(413)	—	(413)
Exercise of stock options	241,437	761	—	761
Tax benefit from stock issued	—	1,007	—	1,007
Stock-based compensation	—	3,755	—	3,755
Balance at December 30, 2007	17,657,020	80,825	60,840	141,665

Net earnings	—	—	24,435	24,435
Shares issued under employee stock purchase plan	43,948	905	—	905
Shares issued from restricted stock units	153,891	—	—	—
Units effectively repurchased for required employee withholding taxes	(45,320)	(1,249)	—	(1,249)
Exercise of stock options	77,732	322	—	322
Tax benefit from stock issued	—	615	—	615
Stock-based compensation	—	4,900	—	4,900
Balance at December 28, 2008	17,887,271	86,318	85,275	171,593

Net earnings	—	—	30,671	30,671
Shares issued under employee stock purchase plan	48,237	1,096	—	1,096
Shares issued from restricted stock units	155,394	—	—	—
Units effectively repurchased for required employee withholding taxes	(49,633)	(1,553)	—	(1,553)
Exercise of stock options	13,106	83	—	83
Tax benefit from stock issued	—	1,453	—	1,453
Stock-based compensation	—	6,490	—	6,490
Balance at December 27, 2009	18,054,375	$93,887	$115,946	$209,833

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal years ended December 27, 2009, December 28, 2008, and December 30, 2007
(Dollar amounts in thousands)

	Fiscal years ended
	December 27, 2009	December 28, 2008	December 30, 2007
Cash flows from operating activities:
Net earnings	$30,671	24,435	19,654
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	31,993	23,415	16,987
Amortization	612	207	(54)
Loss on asset disposals and impairment	1,928	2,083	987
Deferred lease credits	2,181	1,955	2,374
Deferred income taxes	4,817	6,322	(894)
Stock-based compensation	6,490	4,900	3,755
Excess tax benefit from stock issuance	(1,453)	(615)	(1,007)
Change in operating assets and liabilities, net of effect of acquisition:
Trading securities	(2,051)	23	(302)
Accounts receivable	(2,663)	375	(1,183)
Inventory	(540)	(473)	(595)
Prepaid expenses	322	(152)	(2,008)
Other assets	(490)	(608)	(600)
Unearned franchise fees	192	198	(31)
Accounts payable	1,150	809	3,683
Income taxes	1,192	890	(1,143)
Accrued expenses	4,935	2,343	3,956
Net cash provided by operating activities	79,286	66,107	43,579

Cash flows from investing activities:
Acquisition of property and equipment	(73,748)	(67,396)	(41,359)
Purchase of marketable securities	(57,024)	(116,259)	(158,170)
Proceeds of marketable securities	51,600	146,592	144,842
Acquisition of franchised restaurants	—	(23,071)	—
Net cash used in investing activities	(79,172)	(60,134)	(54,687)

Cash flows from financing activities:
Issuance of common stock	1,179	1,227	1,446
Excess tax benefit from stock issuance	1,453	615	1,007
Tax payments for restricted stock	(1,513)	(989)	(1,580)
Net cash provided by financing activities	1,119	853	873
Net increase (decrease) in cash and cash equivalents	1,233	6,826	(10,235)
Cash and cash equivalents at beginning of year	8,347	1,521	11,756
Cash and cash equivalents at end of year	$9,580	8,347	1,521

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009 and December 28, 2008
(Dollar amounts in thousands, except per-share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies

(a) Nature of Business

References in these financial statement footnotes to “company”, “we”, “us”, and “our” refer to the business of Buffalo Wild Wings, Inc. and our subsidiaries. We were organized for the purpose of operating Buffalo Wild Wings® restaurants, as well as selling Buffalo Wild Wings restaurant franchises. In exchange for the initial and continuing franchise fees received, we give franchisees the right to use the name Buffalo Wild Wings. We operate as a single segment for reporting purposes.

At December 27, 2009, December 28, 2008, and December 30, 2007, we operated 232, 197, and 161 company-owned restaurants, respectively, and had 420, 363, and 332 franchised restaurants, respectively.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of Buffalo Wild Wings, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(c) Accounting Estimates

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

(d) Fiscal Year

We utilize a 52- or 53-week accounting period that ends on the last Sunday in December. The fiscal years ended December 27, 2009, December 28, 2008 and December 30, 2007, comprised 52 weeks.

(e) Subsequent Events

In preparing the accompanying financial statements, we have evaluated subsequent events through February 25, 2010, the issuance date of this Annual Report on Form 10-K.  We have determined that no events or transactions have occurred subsequent to December 27, 2009 which require recognition or disclosure in the financial statements.

(f) Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

(g) Marketable Securities

Marketable securities consist of available-for-sale securities and trading securities that are carried at fair value and held-to-maturity securities that are stated at amortized cost, which approximates market.

Available-for-sale securities are classified as current assets based upon our intent and ability to use any and all of the securities as necessary to satisfy the operational requirements of our business. Realized gains and losses from the sale of available-for-sale securities were not material for fiscal 2009, 2008, and 2007. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. The available-for-sale investments carry short-term repricing features which generally result in these investments having a value at or near par value (cost).

Trading securities are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings as investment income. We have funded a deferred compensation plan using trading assets in a marketable equity portfolio. This portfolio is held to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. These deferred compensation liabilities were $3,487 and $1,505 as of December 27, 2009 and December 28, 2008, respectively, and are included in accrued compensation and benefits in the accompanying consolidated balance sheets.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009 and December 28, 2008
(Dollar amounts in thousands, except per-share amounts)

(h) Accounts Receivable

Accounts receivable – franchisees represents royalty receivables from our franchisees. Accounts receivable – other consists primarily of contractually-determined receivables for leasehold improvements, credit cards, vendor allowances, and purchased interest on investments. Cash flows related to accounts receivable are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

(i) Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Cash flows related in inventory sales are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

We purchase products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors but the terms of the contracts and nature of the products are such that purchase requirements do not create a market risk. The primary food product used by Company-owned and franchised restaurants is chicken wings. Chicken wings are purchased by us at market prices. For fiscal 2009, 2008, and 2007, chicken wings were 25%, 21%, and 24% of restaurant cost of sales, respectively.

(j) Property and Equipment

Property and equipment are recorded at cost. Leasehold improvements, which include the cost of improvements funded by landlord incentives or allowances, are amortized using the straight-line method over the lesser of the term of the lease, without consideration of renewal options, or the estimated useful lives of the assets, which typically range from five to ten years. Buildings are depreciated using the straight-line method over the estimated useful life, which ranges from 10 to 20 years. Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to eight years. Maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the respective accounts and the related gains or losses are credited or charged to earnings.

We review property and equipment, along with other long-lived assets, quarterly to determine if triggering events have occurred which would require a test to determine if the carrying value of these assets may not be recoverable based on estimated future undiscounted cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is the individual restaurant level. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is generally determined by estimated discounted future cash flows.

(k) Goodwill and Other Assets

Goodwill represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill and indefinite-life purchased liquor licenses are subject to an annual impairment analysis. We identify potential impairments of goodwill by comparing the carrying amount of a reporting unit, including goodwill, with its fair value, estimated using both an income approach and a market approach. For these purposes, a reporting unit is defined as a geographic market.  If the fair value of the market exceeds the carrying amount, the assets are not impaired. If the carrying amount exceeds the fair value, this is an indication that impairment may exist. We calculate the amount of the impairment by comparing the implied fair value of the assets and liabilities of the reporting unit with the carrying amount. If the implied value of the asset is less than the carrying amount, impairment is recognized for the difference. All goodwill was considered recoverable as of December 27, 2009.

Other assets consist primarily of reacquired franchise rights and liquor licenses. Reacquired franchise rights are amortized over the life of the related franchise agreement. We evaluate reacquired franchise rights in conjunction with our impairment evaluation of long-lived assets. Liquor licenses are either amortized over their annual renewal period or, if purchased, are carried at the lower of fair value or cost. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the carrying amount exceeds the fair value, we calculate the possible impairment by comparing the implied fair value of the liquor licenses with the carrying amount. If the implied value of the asset is less than the carrying amount, a write-down is recorded. The carrying amount of the liquor licenses not subject to amortization as of December 27, 2009 and December 28, 2008 was $443 and $482, respectively, and is included in other assets in the accompanying consolidated balance sheets.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009 and December 28, 2008
(Dollar amounts in thousands, except per-share amounts)

(l) Fair Values of Financial Instruments

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and non-observable inputs that prioritizes the information used to develop our assumptions regarding fair value. Fair value measurements are separately disclosed by level within the fair value hierarchy. We adopted the guidance for fair value measurements, as it related to financial assets and liabilities on December 31, 2007, the beginning of our 2008 fiscal year and for nonfinancial assets and liabilities on December 29, 2008, the beginning of our 2009 fiscal year. The adoption of this guidance had no impact on our consolidated financial statements.

We are permitted by current accounting guidance to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (the “Fair Value Option”). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected are reported as a cumulative adjustment to beginning retained earnings. We have not elected the Fair Value Option as we had no financial assets or liabilities that qualified for this treatment. In the future, if we elect the Fair Value Option for certain financial assets and liabilities, we would report unrealized gains and losses due to changes in their fair value in net income at each subsequent reporting date.

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and other current assets and liabilities approximate fair value because of their short-term maturity.

(m) Asset Retirement Obligations

An asset retirement obligation associated with the retirement of a tangible long-lived asset is recognized as a liability in the period incurred or when it becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. We must recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. Conditional asset retirement obligations are legal obligations to perform asset retirement activities when the timing and/or method of settlement are conditional on a future event or may not be within our control. Asset retirement costs are depreciated over the useful life of the related asset. As of December 27, 2009 and December 28, 2008, we had asset retirement obligations of $259 and $211, respectively.

(n) Revenue Recognition

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

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009 and December 28, 2008
(Dollar amounts in thousands, except per-share amounts)

(o) Franchise Operations

We enter into franchise agreements with unrelated third parties to build and operate restaurants using the Buffalo Wild Wings brand within a defined geographical area. We believe that franchising is an effective and efficient means to expand the Buffalo Wild Wings brand. The franchisee is required to operate their restaurants in compliance with their franchise agreement that includes adherence to operating and quality control procedures established by us. We do not provide loans, leases, or guarantees to the franchisee or the franchisee’s employees and vendors. If a franchisee becomes financially distressed, we do not provide any financial assistance. If financial distress leads to a franchisee’s noncompliance with the franchise agreement and we elect to terminate the franchise agreement, we have the right but not the obligation to acquire the assets of the franchisee at fair value as determined by an independent appraiser. We receive a 5% royalty of gross sales as defined in the franchise agreement, and in 2009 allowances directly from the franchisees’ vendors were approximately 0.4% of the franchisees’ gross sales. We have financial exposure for the collection of the royalty payments. Franchisees generally remit royalty payments weekly for the prior week’s sales, which substantially minimizes our financial exposure. Historically, we have experienced insignificant write-offs of franchisee royalties. Franchise and area development fees are paid upon the signing of the related agreements.

(p) Advertising Costs

Contributions of franchise fees related to the national advertising fund constitute agency transactions and are not recognized as revenues and expenses. Related advertising obligations are accrued and the costs expensed at the same time the related revenue is recognized. These advertising fees are recorded as a liability against which specific costs are charged.

Contributions to the national advertising fund related to Company-owned restaurants are expensed as contributed and local advertising costs for Company-owned restaurants are expensed as incurred. These costs aggregated $17,758, $13,503, and $10,548, in fiscal years 2009, 2008, and 2007, respectively.

(q) Preopening Costs

Costs associated with the opening of new Company-owned restaurants are expensed as incurred.

(r) Payments Received from Vendors

Vendor allowances include allowances and other funds received from vendors. Certain of these funds are determined based on various quantitative contract terms. We also receive vendor allowances from certain manufacturers and distributors calculated based upon purchases made by franchisees. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction of the related expense. Amounts that represent a reduction of inventory purchase costs are recorded as a reduction of inventoriable costs. We recorded an estimate of earned vendor allowances that are calculated based upon monthly purchases. We generally receive payment from vendors approximately 30 days from the end of a month for that month’s purchases. During fiscal 2009, 2008, and 2007, vendor allowances were recorded as a reduction in inventoriable costs, and cost of sales was reduced by $5,985, $5,192, and $4,636, respectively.

(s) Restricted Assets and System-wide Payables

We have a system-wide marketing and advertising fund. Company-owned and franchised restaurants are required to remit a designated portion of restaurant sales, to a separate advertising fund that is used for marketing and advertising efforts throughout the system. That amount was 3% of restaurant sales in all years presented. Certain payments received from various vendors are deposited into the National Advertising Fund. These funds are used for development and implementation of system-wide initiatives and programs. As of December 27, 2009 and December 28, 2008, the national advertising fund liability was $16,084 and $7,670, respectively. The current asset and current liability classification of the national advertising fund as of December 28, 2008 has been corrected in the consolidated balance sheet from its classification of long-term in the prior year.

We have a system-wide gift card fund which consists of a cash balance, which is restricted to funding of future gift card redemptions, and a corresponding liability for those outstanding gift cards which we believe will be redeemed in the future. As of December 27, 2009, the gift card liability was $8,300. This system-wide gift card fund was established during 2009, therefore, the liability balance of $2,259 as of December 28, 2008, which related only to Company-owned gift card liabilities, was included in “accrued expenses” on our accompanying consolidated balance sheet for that period.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009 and December 28, 2008
(Dollar amounts in thousands, except per-share amounts)

We account for the assets of these funds as “restricted assets” with an offsetting “system-wide payables” on our accompanying consolidated balance sheets.

(t) Earnings Per Common Share

Basic earnings per common share excludes dilution and is computed by dividing the net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include dilutive common stock equivalents consisting of stock options determined by the treasury stock method. Restricted stock units are contingently issuable shares subject to vesting based on performance criteria. Vesting typically occurs in the fourth quarter of the year when income targets have been met. Upon vesting, the shares to be issued are included in the diluted earnings per share calculation as of the beginning of the period in which the vesting conditions are satisfied. Restricted stock units included in diluted earnings per share are net of the required employee withholding taxes.

(u) Income Taxes

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

(v) Deferred Lease Credits

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

Leases typically have an initial lease term of between 10 and 15 years and contain renewal options under which we may extend the terms for periods of three to five years. Certain leases contain rent escalation clauses that require higher rental payments in later years. Leases may also contain rent holidays, or free rent periods, during the lease term. Rent expense is recognized on a straight-line basis over the initial lease term.

(w) Stock-Based Compensation

We maintain a stock equity incentive plan under which we may grant non-qualified stock options, incentive stock options, and restricted stock units to employees, non-employee directors and consultants. We also have an employee stock purchase plan (“ESPP”).

Stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options and for expense related to the ESPP, since the related purchase discounts exceeded the amount allowed for non-compensatory treatment. Restricted stock units vesting upon the achievement of certain performance targets are expensed based on the fair value on the date of grant. All stock-based compensation is recognized as general and administrative expense.

Total stock-based compensation expense recognized in the consolidated statement of earnings for fiscal year 2009 was $6,490 before income taxes and consisted of restricted stock, stock options, and employee stock purchase plan (ESPP) expense of $5,769, $392 and $329, respectively. The related total tax benefit was $2,298 during 2009.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009 and December 28, 2008
(Dollar amounts in thousands, except per-share amounts)

Total stock-based compensation expense recognized in the consolidated statement of earnings for fiscal year 2008 was $4,900 before income taxes and consisted of restricted stock, stock options, and employee stock purchase plan (ESPP) expense of $4,510, $138 and $252, respectively. The related total tax benefit was $1,817 during 2008.

Total stock-based compensation expense recognized in the consolidated statement of earnings for fiscal year 2007 was $3,755 before income taxes and consisted of restricted stock, stock options, and employee stock purchase plan (ESPP) expense of $3,538, $37 and $180, respectively. The related total tax benefit was $2,291 during 2007.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton (“BSM”) option valuation model with the following assumptions:

	Stock Options
	December 27, 2009	December 28, 2008	December 30, 2007*
Expected dividend yield	0.0%	0.0%	N/A
Expected stock price volatility	59.2%	45.6%	N/A
Risk-free interest rate	2.0%	2.8%	N/A
Expected life of options	5 years	5 years	N/A

Employee Stock Purchase Plan
	December 27, 2009	December 28, 2008	December 30, 2007
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	52.7-59.1%	46.7-55.7%	41.4 – 44.4%
Risk-free interest rate	0.2-0.3%	0.8-1.9%	3.6 – 4.9%
Expected life of options	0.5 years	0.5 years	0.5 years

No stock options were granted in 2007.

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

(x) New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 168 approved the FASB Accounting Standards Codification (the Codification) as the single source of authoritative nongovernmental GAAP. All existing accounting standard documents, such as FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force and other related literature, excluding guidance from the Securities and Exchange Commission, have been superseded by the Codification. All other non-grandfathered, non-SEC accounting literature not included in the Codification has become nonauthoritative. The Codification is effective for interim or annual periods ending after September 15, 2009. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification during the year ended December 27, 2009. However, as a result of implementation of the Codification, previous references to new accounting standards and literature are no longer applicable. In order to ease the transition to the Codification, we are providing the Codification cross-reference alongside the references to the standards issued and adopted prior to the adoption of the Codification. All future references to authoritative accounting literature in our consolidated financial statements will be referenced in accordance with the Codification.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009 and December 28, 2008
(Dollar amounts in thousands, except per-share amounts)

(2) Fair Value Measurements

On December 29, 2008, we adopted new guidance for fair value measurements, related to nonfinancial assets and liabilities. Our nonfinancial assets relate primarily to long-lived assets and goodwill. We adopted the guidance for fair value measurements related to financial assets and liabilities on December 31, 2007, the beginning of fiscal 2008.

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets;
•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 27, 2009:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Marketable securities (1)	$3,618	24,307	—	27,925
Derivatives	—	11	—	11

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

Our financial assets and liabilities requiring a fair-value measurement on a non-recurring basis were not significant as of December 27, 2009.

Assets and liabilities that are measured at fair value on a recurring basis

At December 27, 2009, we did not have any significant nonfinancial assets or liabilities that required a fair-value measurement on a recurring basis.

Assets and liabilities that are measured at fair value on a non-recurring basis

The test for goodwill impairment is performed at least annually. Fair value is determined using a combination of income-based and market-based approaches utilizing widely accepted valuation techniques.  Under the income approach, we use the discounted cash flow method to derive fair value by calculating the present value of estimated after-tax cash flows. Our market approach is based on analysis of comparable company market multiples. The inputs, and values derived under both methods, are categorized as Level 3.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009 and December 28, 2008
(Dollar amounts in thousands, except per-share amounts)

We generally estimate long-lived asset fair values, including property, plant and equipment and leasehold improvements, using the income approach. The inputs used to determine fair value relate primarily to future assumptions regarding restaurant sales and profitability. These inputs are categorized as Level 3 inputs. The inputs used represent management’s assumptions about what information market participants would use in pricing the assets and are based upon the best information available at the balance sheet date.

The following table presents the asset impairment charges we recorded during 2009 and the remaining net carrying value of those impaired long-lived assets as of December 27, 2009:

		Fair Value Measured and Recorded At Reporting Date Using
	Net Carrying Value as of December 27, 2009	Level 1	Level 2	Level 3	2009 Impairment Charges
Long-lived assets	$296	$—	$—	$296	$(296)

Financial Assets and Liabilities not Measured at Fair Value

Certain of our financial assets and liabilities are recorded at their carrying amounts which approximate fair value, based on their short-term nature or variable interest rate. These financial assets and liabilities include cash and cash equivalents, accounts receivable, and accounts payable.

(3) Marketable Securities

Marketable securities were comprised as follows:

	December 27, 2009	December 28, 2008
Held-to-maturity
Municipal securities	$15,707	17,254
Available-for-sale
Municipal securities	24,307	17,336
Trading
Mutual funds	3,618	1,567
Total	$43,632	36,157

Purchases of available for-sale securities totaled $36,084 and sales totaled $29,113 in 2009. Purchases of held-to-maturity securities totaled $20,940 and proceeds from maturities totaled $22,487 in 2009. All held-to-maturity debt securities mature within one year and had an aggregate fair value of $15,712 at December 27, 2009.

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

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009 and December 28, 2008
(Dollar amounts in thousands, except per-share amounts)

Trading securities represent investments held for future needs of a non-qualified deferred compensation plan.

The fair value of available-for-sale investments in debt securities by contractual maturities at December 27, 2009, was as follows:

Maturity date	Fair Value
1-5 years	$2,550
5-10 years	1,039
After 10 years	20,718
Total	$24,307

(4) Property and Equipment

Property and equipment consisted of the following:

	December 27, 2009	December 28, 2008
Construction in process	$6,443	10,703
Buildings	18,338	6,639
Furniture, fixtures, and equipment	121,166	95,460
Leasehold improvements	152,108	122,796
	298,055	235,598
Less accumulated depreciation	(108,416)	(81,166)
	$189,639	154,432

 (5) Goodwill and Other Intangible Assets

Goodwill is summarized below:

	December 27, 2009	December 28, 2008
Beginning of year	$10,972	369
Goodwill acquired	—	10,603
Adjustments	274	—
End of year	$11,246	10,972

Goodwill acquired during 2008 related to the acquisition of our nine franchised restaurants in Nevada. Goodwill is not subject to amortization but is fully deductible for tax purposes.

Reacquired franchise rights were acquired during 2008 in connection with the acquisition of nine franchised restaurants in Nevada and are included in other assets in the accompanying consolidated balance sheets. Reacquired franchise rights consisted of the following:

	December 27, 2009	December 28, 2008
Reacquired franchise rights	$7,040	7,040
Accumulated amortization	(819)	(207)
	$6,221	6,833

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009 and December 28, 2008
(Dollar amounts in thousands, except per-share amounts)

Amortization expense related to reacquired franchise rights for 2009 and 2008 was $612 and $207, respectively. The weighted average amortization period is 18 years. Estimated future amortization expense as of December 27, 2009 is as follows:

Fiscal year ending:
2010	$614
2011	605
2012	579
2013	535
2014	491
Thereafter	3,397
Total future amortization expense	$6,221

(6) Lease Commitments

We lease all of our restaurants and corporate offices under operating leases that have various expiration dates. In addition to base rents, leases typically require us to pay our share of maintenance and real estate taxes and certain leases include provisions for contingent rentals based upon sales.

Future minimum rental payments due under noncancelable operating leases for existing restaurants and commitments for restaurants under development as of December 27, 2009 were as follows:

	Operating leases	Restaurants under development
Fiscal year ending:
2010	$28,521	1,379
2011	27,409	2,529
2012	26,325	2,544
2013	24,715	2,555
2014	23,404	2,579
Thereafter	110,495	22,891
Total future minimum lease payments	$240,869	34,477

In 2009, 2008, and 2007, we rented office space under operating leases which, in addition to the minimum lease payments, require payment of a proportionate share of the real estate taxes and building operating expenses. We also rent restaurant space under operating leases, some of which, in addition to the minimum lease payments and proportionate share of real estate and operating expenses, require payment of percentage rents based upon sales levels. Rent expense, excluding our proportionate share of real estate taxes and building operating expenses, was as follows:

	Fiscal Years Ended
	December 27, 2009	December 28, 2008	December 30, 2007
Minimum rents	$27,042	21,714	16,729
Percentage rents	361	308	250
Total	$27,403	22,022	16,979
Equipment and auto leases	$495	356	359

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009 and December 28, 2008
(Dollar amounts in thousands, except per-share amounts)

(7) Derivative Instruments

We use commodities derivatives to manage our exposure to commodity price fluctuations. We enter into options and future contracts to reduce our risk of natural gas price fluctuations. These derivatives do not qualify for hedge accounting and changes in fair value are included in current net income. These changes are classified as a component of restaurant operating expenses. All changes in the fair value of these contracts are recorded in earnings in the period in which they occur. Net losses of $383 and $592 were recognized in fiscal 2009 and 2008, respectively. The fair value of our derivative instruments as of December 27, 2009 and December 28, 2008 was $11 and $461, respectively, and is a liability in accrued expenses in the accompanying consolidated balance sheets. As of December 27, 2009, the maximum length of time over which we are hedging our exposure to the variability in future cash flows related to the purchase of natural gas is three months. As of December 27, 2009 and December 28, 2008 we were party to natural gas swap contracts with notional values of $525 and $5,797, respectively.

(8) Income Taxes

We file a consolidated return in the United States Federal jurisdiction and in many state jurisdictions. The Internal Revenue Service completed their examination of our 2005 U.S. Federal Income Tax Return in 2008. No proposed changes were made. With few exceptions, we are no longer subject to state income tax examinations for years before 2005. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations prior to December 26, 2010. The provision for income taxes consisted of the following:

	Fiscal Years Ended
	December 27, 2009	December 28, 2008	December 30, 2007
Current:
Federal	$7,917	4,082	8,320
State	2,023	1,525	1,438
Deferred:
Federal	4,824	6,125	(869)
State	(7)	197	(25)
Total income tax expense	$14,757	11,929	8,864

A reconciliation of the expected federal income taxes (benefits) at the statutory rate of 35% to the actual provision for income taxes is as follows:

	Fiscal Years Ended
	December 27, 2009	December 28, 2008	December 30, 2007
Expected federal income tax expense	$15,883	12,728	9,981
State income tax expense, net of federal effect	1,310	1,119	919
Nondeductible expenses	69	116	144
Tax exempt income	(85)	(430)	(824)
General business credits	(2,713)	(1,752)	(1,121)
Other, net	293	148	(235)
Total income tax expense	$14,757	11,929	8,864

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009 and December 28, 2008
(Dollar amounts in thousands, except per-share amounts)

Deferred tax assets and liabilities are classified as current and noncurrent on the basis of the classification of the related asset or liability for financial reporting. Deferred income taxes are provided for temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes. A valuation allowance is established when it is more likely than not that some portion of deferred tax assets will not be realized.  Since we believe sufficient future taxable income will be generated to utilize the benefits of the deferred tax assets, a valuation allowance has not been recognized. Temporary differences comprising the net deferred tax assets and liabilities on the accompanying consolidated balance sheets are as follows:

	Fiscal Years Ended
	December 27, 2009	December 28, 2008
Deferred tax assets:
Unearned franchise fees	$1,028	974
Accrued vacation	372	314
Accrued compensation	1,509	715
Deferred lease credits	1,992	1,716
Restricted stock units	1,362	404
Other	839	609
	$7,102	4,732
Deferred tax liability:
Depreciation	$18,736	11,780
Goodwill	368	137
Total	$19,104	11,917

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at December 28, 2008	$442
Additions based on tax positions related to the current year	170
Reductions for tax positions of prior years	(46)
Balance at December 27, 2009	$566

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During 2009, 2008, and 2007, interest and penalties of $24, $26, and ($53), respectively, were included in income tax expense. As of December 27, 2009, and December 28, 2008, interest and penalties related to unrecognized tax benefits totaled $89, and $114, respectively. Included in the balance at December 27, 2009, and December 28, 2008, are unrecognized tax benefits of $368, and $287, respectively, which if recognized, would affect the annual effective tax rate. The difference between these amounts and the amount reflected in the reconciliation above relates to the deferred U.S. federal income tax benefit on unrecognized tax benefits related to U.S. state income taxes.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009 and December 28, 2008
(Dollar amounts in thousands, except per-share amounts)

(9) Stockholders’ Equity

(a) Stock Options

We have 3.9 million shares of common stock reserved for issuance under the Equity Incentive Plan (the Plan) for employees, officers, and directors. The option price for shares issued under this plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven to ten years. Nonqualified stock options issued pursuant to the Plan have varying vesting periods from immediately to four years and have a contractual life of seven to ten years. Incentive stock options may be granted under this plan until May 15, 2018. We issue new shares of common stock upon exercise of stock options. In 2008, our shareholders approved amendments to the Plan which extended the Plan to 2018. Option activity is summarized for the year ended December 27, 2009 as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding, December 28, 2008	146,548	$13.71	4.5	$1,627

Granted	56,302	30.90
Exercised	(13,106)	6.33
Cancelled	(10,610)	24.74
Outstanding, December 27, 2009	179,134	$19.00	4.3	$4,285
Exercisable, December 27, 2009	115,986	13.81	3.5	3,377

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $42.92 as of the last business day of the year ended December 27, 2009, which would have been received by the optionees had all options been exercised on that date. As of December 27, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $814, which is expected to be recognized over a weighted average period of approximately 2.7 years. During 2009, 2008, and 2007, the total intrinsic value of stock options exercised was $450, $1,567, and $5,978, respectively. During 2009, 2008, and 2007, the total fair value of options vested was $369, $33, and $201, respectively. During 2009 and 2008, the weighted average grant date fair value of options granted was $15.96 and $10.77, respectively. No options were granted during 2007.

The following table summarizes our stock options outstanding at December 27, 2009:

	Options outstanding			Options exercisable
Range	Shares	Average remaining contractual life (years)	Weighted average exercise price	Shares	Weighted average exercise price
$1.95 – 5.63	45,472	1.8	$4.46	45,472	$4.46
6.38 – 17.41	29,450	3.6	9.92	29,450	9.92
24.96	52,447	5.0	24.96	27,378	24.96
30.87 – 31.00	51,765	6.0	30.90	13,686	30.90

	179,134			115,986

The Plan has 829,614 shares available for grant as of December 27, 2009.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009 and December 28, 2008
(Dollar amounts in thousands, except per-share amounts)
(b) Restricted Stock Units

We have a stock performance plan, under which restricted stock units are granted annually at the discretion of the Board of Directors. For restricted stock units granted prior to 2008, units vest annually if performance targets are achieved. The performance targets for these restricted stock units are annual income targets set by our Board of Directors at the beginning of the year. We record compensation expense for these restricted stock units if vesting is probable, based on the achievement of the performance targets. These restricted stock units may vest one-third annually over a ten-year period as determined by meeting performance targets. However, the second one-third of the restricted stock units is not subject to vesting until the first one-third has vested and the final one-third is not subject to vesting until the first two-thirds of the award have vested.

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

	Number of shares	Weighted average grant date fair value
Outstanding, December 28, 2008	284,845	$20.19

Granted	341,802	33.13
Vested	(137,454)	23.41
Cancelled	(38,324)	27.11

Outstanding, December 27, 2009	450,869	$28.43

As of December 27, 2009, the stock-based compensation expense related to nonvested awards not yet recognized was $7,097, which is expected to be recognized over a weighted average period of 1.4 years. During fiscal years 2009 and 2008, the total grant date fair value of shares vested was $3,218 and $3,439, respectively. The weighted average grant date fair value of restricted stock units granted during 2008 was $20.42. During 2009, we recognized $5,769 of stock-based expense related to restricted stock units.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009 and December 28, 2008
(Dollar amounts in thousands, except per-share amounts)

(c) Employee Stock Purchase Plan

We have reserved 600,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“ESPP”). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During 2009, 2008, and 2007, we issued 48,237, 43,948, and 30,791 shares, respectively, of common stock and have 340,838 shares available for future issuance under the ESPP.

(10) Earnings Per Common Share

The following is a reconciliation of basic and fully diluted earnings per common share for fiscal 2009, 2008, and 2007:

	Fiscal year ended December 27, 2009
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$30,671
Earnings per common share	30,671	18,010,430	$1.70
Effect of dilutive securities – stock options	—	78,383
Effect of dilutive securities – restricted stock units	—	87,881
Earnings per common share – assuming dilution	$30,671	18,176,694	$1.69

	Fiscal year ended December 28, 2008
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$24,435
Earnings per common share	24,435	17,813,200	$1.37
Effect of dilutive securities – stock options	—	95,351
Effect of dilutive securities – restricted stock units	—	86,975
Earnings per common share – assuming dilution	$24,435	17,995,526	$1.36

	Fiscal year ended December 30, 2007
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$19,654
Earnings per common share	19,654	17,553,998	$1.12
Effect of dilutive securities – stock options	—	189,238
Effect of dilutive securities – restricted stock units	—	89,587
Earnings per common share – assuming dilution	$19,654	17,832,825	$1.10

The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been anti-dilutive or were performance-granted shares for which the performance criteria had not yet been met:

	December 27, 2009	December 28, 2008	December 30, 2007
Stock options	45,958	50,614	—
Restricted stock units	450,869	284,845	140,692

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009 and December 28, 2008
(Dollar amounts in thousands, except per-share amounts)

(11) Supplemental Disclosures of Cash Flow Information

	Fiscal Years Ended
	December 27, 2009	December 28, 2008	December 30, 2007
Cash paid during the period for:
Income taxes	$8,899	4,681	10,783

Noncash financing and investing transactions:
Property and equipment not yet paid for	(4,405)	5,190	1,135
Tax withholding for restricted stock units	1,400	1,360	1,100
Goodwill adjustment	274	—	—

(12) Loss on Asset Disposals and Impairment

In 2009, 2008, and 2007, we closed restaurants. As a result, a charge was taken for remaining lease obligations, broker fees, and utilities. These charges were recognized as a part of the loss on asset disposals and impairment and were based on remaining lease obligations.

The rollforward of the store closing reserve for the years ended December 27, 2009, December 28, 2008, and December 30, 2007, is as follows:

	As of December 28, 2008	2009 expense	Costs incurred	As of December 27, 2009
Remaining lease obligation and utilities	$—	$31	$(31)	$—
	$—	$31	$(31)	$—

	As of December 30, 2007	2008 expense	Costs incurred	As of December 28, 2008
Remaining lease obligation and utilities	$—	$85	$(85)	$—
	$—	$85	$(85)	$—

	As of December 31, 2006	2007 expense	Costs incurred	As of December 30, 2007
Remaining lease obligation and utilities	$54	$85	$(139)	$—
	$54	$85	$(139)	$—

During 2009, we recorded an impairment charge for the assets of one underperforming restaurant. An impairment charge of $237 was recorded to the extent that the carrying amount of the assets was not considered recoverable based on estimated discounted future cash flows and the underlying fair value of the assets. We also recorded an impairment charge of $59 related to liquor licenses to the extent that the carrying amount of the licenses was higher that the fair value as determined using market quotes.

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

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009 and December 28, 2008
(Dollar amounts in thousands, except per-share amounts)

A summary of the loss on asset disposals and impairment charges recognized by us is as follows:

	Fiscal Years Ended
	December 27, 2009	December 28, 2008	December 30, 2007
Store closing charges	$31	85	85
Long-lived asset impairment	296	549	—
Other asset write-offs	1,601	1,449	902
	$1,928	2,083	987

(13) Defined Contribution Plans

We have a defined contribution 401(k) plan whereby eligible employees may contribute pretax wages in accordance with the provisions of the plan. We match 100% of the first 3% and 50% of the next 2% of contributions made by eligible employees. Matching contributions of approximately $819, $702, and $840 were made by us during fiscal 2009, 2008, and 2007, respectively.

Under our Management Deferred Compensation Plan, our executive officers and certain other individuals are entitled to receive an amount equal to a percentage of their base salary ranging from 5% to 12.5% which is credited on a monthly basis to their deferred compensation account. Cash contributions of $359, $335, and $261 were made by us during 2009, 2008, and 2007, respectively. Such amounts are subject to certain vesting provisions, depending on length of employment and circumstances of employment termination. In addition, individuals may elect to defer a portion or all of their cash compensation.

(14) Related Party Transactions

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

 (15) Designation of Shares and Stock Split

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

(16) Contingencies

We are involved in various legal matters arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2009 and December 28, 2008
(Dollar amounts in thousands, except per-share amounts)

(17) Acquisition of Franchised Restaurants in Nevada

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

Inventory, prepaids, and other assets	$458
Equipment, leasehold improvements, and a building	4,221
Deferred lease credits	475
Reacquired franchise rights	7,040
Goodwill	10,877
$23,071

The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill. The results of operations of these locations are included in our consolidated statement of earnings as of the date of acquisition.

(18) Acquisition of Don Pablo’s Locations

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

Management assessed the effectiveness of our internal control over financial reporting as of December 27, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 27, 2009, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in the sections entitled “Executive Compensation” and “Compensation Discussion and Analysis” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2010 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to the security ownership of certain holders is contained in the sections entitled “Security Ownership of Officers and Directors,” “Security Ownership of Certain Beneficial Holders,” and “Equity Compensation Plan Information” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2010 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in the sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2010 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the section entitled “Independent Registered Public Accounting Firm” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2010 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements. The following consolidated financial statements of ours are filed with this report and can be found at Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm dated February 26, 2010

Consolidated Balance Sheets as of December 27, 2009 and December 28, 2008

Consolidated Statements of Earnings for the Fiscal Years Ended December 27, 2009, December 28, 2008, and December 30, 2007

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 27, 2009, December 28, 2008, and December 30, 2007

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 27, 2009, December 28, 2008, and December 30, 2007

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

Date: February 26, 2010	BUFFALO WILD WINGS, INC.

	By	/s/ SALLY J. SMITH
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

Name	Title	Date

/s/ SALLY J. SMITH	Chief Executive Officer, President and Director (principal executive officer)	2/26/10
Sally J. Smith

/s/ MARY J. TWINEM	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	2/26/10
Mary J. Twinem

/s/ DALE M. APPLEQUIST	Director	2/26/10
Dale M. Applequist

/s/ JAMES M. DAMIAN	Director, Chairman of the Board	2/26/10
James M. Damian

/s/ MICHAEL P. JOHNSON	Director	2/26/10
Michael P. Johnson

/s/ ROBERT W. MACDONALD	Director	2/26/10
Robert W. MacDonald

/s/ WARREN E. MACK	Director	2/26/10
Warren E. Mack

/s/ J. OLIVER MAGGARD	Director	2/26/10
J. Oliver Maggard

Buffalo Wild Wings, Inc.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description		Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Period
Allowance for doubtful accounts	2009	$25	—	—	25
	2008	25	544	544	25
	2007	47	—	22	25

Store closing reserves	2009	—	31	31	—
	2008	—	85	85	—
	2007	54	85	139	—

 BUFFALO WILD WINGS, INC.
EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended:	Commission File No.
December 27, 2009	000-24743

Exhibit Number	Description

3.1	Restated Articles of Incorporation, as Amended (incorporated by reference to Exhibit 3.1 to our Form 10-Q for the fiscal quarter ended June 29, 2008)

3.2	Amended and Restated Bylaws, as Amended (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed May 27, 2009)

4.1
Form of specimen certificate representing Buffalo Wild Wings, Inc.’s common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form S-1, Reg. No. 333-108695 filed November 5, 2003)

10.1
Forms of stock option agreements under 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to Amendment No. 2 to our Registration Statement on Form S-1, Reg. No. 333-108695 filed November 5, 2003)(1)

10.2
Employee Stock Purchase Plan and Amendment No. 1 (incorporated by reference to Exhibit 10.19 to Amendment No. 2 to our Registration Statement on Form S-1, Reg. No. 333-108695 filed November 5, 2003) (1)

10.3
Form of 2005 Restricted Stock Unit Award Notice to Directors used under the 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to our Form 10-K for the fiscal year ended December 25, 2005) (1)

10.4	The Executive Nonqualified Excess Plan (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended September 24, 2006) (1)

10.5	The Executive Nonqualified Excess Plan Adoption Agreement (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended September 24, 2006) (1)

10.6	2003 Equity Incentive Plan, as Amended Through March 17, 2007 (incorporated by reference to Appendix A to our Proxy Statement filed on April 20, 2007) (1)

10.7	Cash Incentive Plan (incorporated by reference to Appendix B to our Proxy Statement filed on April 20, 2007) (1)

10.8
Form of Notice of Performance-Based Restricted Stock Unit Award (Officer Level) as of March 1, 2009 (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended March 29, 2009) (1)

10.9	Form of Notice of Performance-Based Restricted Stock Unit Award under the 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on February 22, 2008) (1)

10.10	Form of Notice of Incentive Stock Option Award under the 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on February 22, 2008) (1)

10.11	2003 Equity Incentive Plan, as Amended and Restated on May 15, 2008 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 21, 2008)(1)

10.12	The Executive Nonqualified Excess Plan as of May 15, 2008 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed May 21, 2008)(1)

10.13	The Executive Nonqualified Excess Plan Adoption Agreement as of May 15, 2008 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed May 21, 2008)(1)

10.14	Employment Agreement dated September 16, 2008 with Sally J. Smith (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 22, 2008)(1)

10.15	Employment Agreement dated September 16, 2008 with Mary J. Twinem (incorporated by reference to Exhibit 10.2 to our Form 8-K filed September 22, 2008)(1)

10.16	Employment Agreement dated September 16, 2008 with James M. Schmidt (incorporated by reference to Exhibit 10.3 to our Form 8-K filed September 22, 2008)(1)

10.17	Employment Agreement dated September 16, 2008 with Judith A. Shoulak (incorporated by reference to Exhibit 10.4 to our Form 8-K filed September 22, 2008)(1)

10.18	Employment Agreement dated September 16, 2008 with Kathleen M. Benning (incorporated by reference to Exhibit 10.5 to our Form 8-K filed September 22, 2008)(1)

10.19	Employment Agreement dated September 16, 2008 with Linda G. Traylor (incorporated by reference to Exhibit 10.7 to our Form 10-Q for the fiscal quarter ended September 28, 2008)(1)

10.20	Employment Agreement dated September 16, 2008 with Mounir N. Sawda (incorporated by reference to Exhibit 10.8 to our Form 10-Q for the fiscal quarter ended September 28, 2008)(1)

10.21
Form of Amendment to Notice of Restricted Stock Unit Award Relating to Awards in Fiscal Years 2006 and 2007 to Executive Officers (incorporated by reference to Exhibit 10.6 to our Form 8-K filed September 22, 2008)(1)

10.22	Amendment No. 1 to 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 10, 2008)(1)

10.23	Director Compensation Arrangements for Fiscal Year 2009 (incorporated by reference to Exhibit 10.28 to our Form 10-K for the fiscal year ended December 28, 2008) (1)

10.24	Executive Officer Compensation Arrangements for Fiscal Year 2009 (incorporated by reference to Exhibit 10.29 to our Form 10-K for the fiscal year ended December 28, 2008) (1)

10.25	2009 Executive Cash Incentive Program (incorporated by reference to Exhibit 10.30 to our Form 10-K for the fiscal year ended December 28, 2008) (1)

10.26	2009 Executive Cash Incentive Program for Chief Executive Officer (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended March 29, 2009) (1)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to our Form 10-K for the fiscal year ended December 26, 2004)

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Nevada Gaming Regulation

*	Filed herewith.
(1)	Management agreement or compensatory plan or arrangement.