Form 10-Q
period 2010-03-28
BUFFALO WILD WINGS INC
filed 2010-05-07
CIK 1062449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2010

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

The number of shares outstanding of the registrant’s common stock as of April 30, 2010:  18,155,017 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(unaudited)

	March 28, 2010	December 27, 2009
Assets
Current assets:
Cash and cash equivalents	$14,873	9,580
Marketable securities	51,943	43,632
Accounts receivable — franchisees, net of allowance of $25	1,182	2,118
Accounts receivable — other	9,191	7,383
Inventory	3,602	3,644
Prepaid expenses	2,901	2,972
Refundable income taxes	—	1,872
Deferred income taxes	3,425	2,938
Restricted assets	26,127	24,384
Total current assets	113,244	98,523

Property and equipment, net	190,142	189,639
Other assets	9,557	9,665
Goodwill	11,246	11,246
Total assets	$324,189	309,073

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$2,591	2,706
Income tax payable	4,155	—
Accounts payable	14,574	13,436
Accrued compensation and benefits	17,466	19,554
Accrued expenses	6,196	6,540
Current portion of deferred lease credits	365	84
System-wide payables	26,127	24,384
Total current liabilities	71,474	66,704

Long-term liabilities:
Other liabilities	1,500	1,422
Deferred income taxes	14,291	14,940
Deferred lease credits, net of current portion	16,349	16,174
Total liabilities	103,614	99,240

Commitments and contingencies (note 11)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 18,154,900 and 18,054,375 respectively	94,068	93,887
Retained earnings	126,507	115,946
Total stockholders’ equity	220,575	209,833
Total liabilities and stockholders’ equity	$324,189	309,073

See accompanying notes to consolidated financial statements

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands except per share data)

(unaudited)

	Three months ended
	March 28, 2010	March 29, 2009
Revenue:
Restaurant sales	$137,962	119,424
Franchise royalties and fees	14,309	12,131
Total revenue	152,271	131,555

Costs and expenses:
Restaurant operating costs:
Cost of sales	42,224	36,208
Labor	40,685	35,549
Operating	21,455	17,987
Occupancy	8,910	7,594
Depreciation and amortization	9,550	7,495
General and administrative (1)	12,026	11,420
Preopening	1,115	2,409
Loss on asset disposals	411	175
Total costs and expenses	136,376	118,837
Income from operations	15,895	12,718
Investment income	185	76
Earnings before income taxes	16,080	12,794
Income tax expense	5,519	4,308
Net earnings	$10,561	8,486

Earnings per common share — basic	$0.58	0.47
Earnings per common share — diluted	0.58	0.47
Weighted average shares outstanding — basic	18,147	17,980
Weighted average shares outstanding — diluted	18,229	18,041

(1) Includes stock-based compensation of $1,225 and $801, respectively

See accompanying notes to consolidated financial statements

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(unaudited)

	Three months ended
	March 28, 2010	March 29, 2009
Cash flows from operating activities:
Net earnings	$10,561	8,486
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	9,396	7,342
Amortization	154	153
Loss on asset disposals	410	175
Deferred lease credits	537	620
Deferred income taxes	(1,136)	1,153
Stock-based compensation	1,225	801
Excess tax benefit from stock issuance	(74)	(2)
Change in operating assets and liabilities:
Trading securities	(205)	(691)
Accounts receivable	(953)	(2,339)
Inventory	42	(411)
Prepaid expenses	71	698
Other assets	(46)	(78)
Unearned franchise fees	(115)	171
Accounts payable	866	784
Income taxes	6,101	2,779
Accrued expenses	(2,099)	(384)
Net cash provided by operating activities	24,735	19,257

Cash flows from investing activities:
Acquisition of property and equipment	(9,908)	(18,916)
Purchase of marketable securities	(17,960)	(13,070)
Proceeds of marketable securities	9,854	12,639
Net cash used in investing activities	(18,014)	(19,347)

Cash flows from financing activities:
Issuance of common stock	123	3
Excess tax benefit from stock issuance	74	2
Tax payments for restricted stock	(1,625)	(1,517)
Net cash used in financing activities	(1,428)	(1,512)
Net increase (decrease) in cash and cash equivalents	5,293	(1,602)
Cash and cash equivalents at beginning of period	9,580	8,347
Cash and cash equivalents at end of period	$14,873	6,745

See accompanying notes to consolidated financial statements

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 28, 2010 AND MARCH 29, 2009

(Dollar amounts in thousands except share and per share data)

(1)                  Basis of Financial Statement Presentation

The consolidated financial statements as of March 28, 2010 and December 27, 2009, and for the three-month periods ended March 28, 2010 and March 29, 2009 have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information for the three-month periods ended March 28, 2010 and March 29, 2009 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

References in the remainder of this document to “Buffalo Wild Wings,” “we,” “us” and “our” refer to the business of Buffalo Wild Wings, Inc. and our subsidiaries.

The financial information as of December 27, 2009 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 27, 2009, which is included in Item 8 in the Fiscal 2009 Annual Report on Form 10-K and should be read in conjunction with such financial statements.

The results of operations for the three-month period ended March 28, 2010 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 26, 2010.

(2)                  Summary of Significant Accounting Policies

(a)                 Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.  Cash flows related to inventory sales are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

We purchase our products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by our restaurants and our franchised restaurants is chicken wings. Chicken wings are purchased by us at market prices. Material increases in chicken wing costs may adversely affect our operating results. For the three-month periods ended March 28, 2010 and March 29, 2009, chicken wings were 28.1% and 23.6%, respectively, of restaurant cost of sales.

(b)                 New Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.”  ASU 2010-06 amends ASC 820 Fair Value Measurements and Disclosures to require new disclosures related to transfers into and out of Levels 1 and 2 of the fair value hierarchy and additional disclosure requirements related to Level 3 measurements.  The guidance also clarifies existing fair value measurement disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value.  The additional disclosure requirements are effective for the first reporting period beginning after December 15, 2009, except for the additional disclosure requirements related to Level 3 measurements which are effective for fiscal years beginning after December 15, 2010.  The additional disclosure requirements did not have any financial impact on our consolidated financial statements.

(3)                  Fair Value Measurements

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value measurements.  Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

•                  Level 1 — Observable inputs such as quoted prices in active markets;

•                  Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•                  Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of March 28, 2010:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Marketable Securities (1)	$3,823	30,189	—	34,012
Derivatives	—	88	—	88

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

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three-month period ended March 28, 2010.

(4)                  Marketable Securities

Marketable securities were comprised as follows:

	As of
	March 28, 2010	December 27, 2009
Held-to-maturity
Municipal securities	$17,931	15,707
Available-for-sale
Municipal securities	30,189	24,307
Trading
Mutual funds	3,823	3,618
Total	$51,943	43,632

All held-to-maturity debt securities mature within one year and had aggregate fair values of $17,928 and $15,712 as of March 28, 2010 and December 27, 2009, respectively. Trading securities represent investments held for future needs of a non-qualified deferred compensation plan.

(5)                  Property and Equipment

Property and equipment consisted of the following:

	As of
	March 28, 2010	December 27, 2009
Construction in-process	$7,309	6,443
Buildings	19,054	18,338
Furniture, fixtures, and equipment	122,570	121,166
Leasehold improvements	155,876	152,108
	304,809	298,055
Less accumulated depreciation	(114,667)	(108,416)
	$190,142	189,639

(6)                  Derivative Instruments

We use commodity derivatives to manage our exposure to price fluctuations. We enter into options and future contracts to reduce our risk of natural gas price fluctuations. These derivatives do not qualify for hedge accounting and changes in fair value are included in current net income. These changes are classified as a component of restaurant operating expenses. All changes in the fair value of these contracts are recorded in earnings in the period in which they occur. Net losses of $93 and $247 were recognized in the first three months of 2010 and 2009, respectively. The fair value of our derivative instruments as of March 28, 2010 and December 27, 2009 was $88 and $11, respectively, and is a liability in accrued expenses in the accompanying consolidated balance sheets. As of March 28, 2010, the maximum length of time over which we are hedging our exposure to the variability in future cash flows related to the purchase of natural gas is 12 months. As of March 28, 2010 and December 27, 2009, we were party to natural gas swap contracts with notional values of $885 and $525, respectively.

(7)                  Income Taxes

The total unrecognized tax benefits reflected on our consolidated balance sheet as of March 28, 2010 and December 27, 2009 were $629 and $566, respectively. The increase was due to additions based on tax positions related to the current year. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties related to unrecognized tax benefits totaled $116 and $89 at March 28, 2010 and December 27, 2009, respectively. Included in the balance at March 28, 2010 and December 27, 2009, are unrecognized tax benefits of $409 and $368, respectively, which if recognized, would affect the annual effective tax rate. We do not anticipate any significant change to the total unrecognized tax benefits prior to March 27, 2011.

The Internal Revenue Service completed their examination of our 2005 U.S. Income Tax Return in 2008. No changes to the tax return were reported. With few exceptions, we are no longer subject to state income tax examinations for years before 2005.

(8)                  Stockholders’ Equity

(a)                 Stock Options

We have 3.9 million shares of common stock reserved for issuance under the Equity Incentive Plan (Plan) for employees, officers, and directors. The option price for shares issued under the Plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven to ten years. Nonqualified stock options issued pursuant to the Plan have varying vesting periods from immediately to four years and have a contractual life of seven to ten years. Incentive stock options may be granted under this Plan until May 15, 2018. We issue new shares of common stock upon exercise of stock options. Option activity is summarized for the three months ended March 28, 2010 as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual Life (years)	Aggregate intrinsic value
Outstanding, December 27, 2009	179,134	$19.00	4.3	$4,285

Granted	—	—
Exercised	(10,584)	11.63
Cancelled	(1,605)	29.74
Outstanding, March 28, 2010	166,945	$19.37	4.1	$4,929
Exercisable, March 28, 2010	104,932	13.97	3.3	3,665

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $48.89 as of the last business day of the quarter ended March 28, 2010, which would have been received by the optionees had all options been exercised on that date. As of March 28, 2010, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $725, which is expected to be recognized over a weighted average period of approximately 2.4 years. During the three-month periods ended March 28, 2010 and March 29, 2009, the total intrinsic value of stock options exercised was $357 and $6, respectively. During the three-month period ended March 29, 2009, the total fair value of options vested was $8. During the three-month period ended March 29, 2009, the weighted average grant date fair value of options granted was $15.96. No shares were granted or vested during the three-month period ended March 28, 2010.

The plan has 838,926 shares available for grant as of March 28, 2010.

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

For each grant, restricted stock units meeting the performance criteria will vest as of the end of our fiscal year. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required minimum employee withholding taxes. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for the first quarter of fiscal 2010 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 27, 2009	450,869	$28.43

Granted	—	—
Vested	—	—
Cancelled	(5,179)	32.00
Outstanding, March 28, 2010	445,690	$28.39

As of March 28, 2010, the total stock-based compensation expense related to nonvested awards not yet recognized was $5,560, which is expected to be recognized over a weighted average period of 1.3 years. No shares vested during the three-month periods ended March 28, 2010 and March 29, 2009. The weighted average grant date fair value of restricted stock units granted during the three months ended March 29, 2009 was $30.90.  During the three-month period ended March 28, 2010, we recognized $707 of stock-based compensation expense related to restricted stock units.

(c)                  Employee Stock Purchase Plan

We have reserved 600,000 shares of common stock for issuance under the Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the first quarters of 2010 and 2009, we issued no shares of common stock under the plan. As of March 28, 2010, we have 340,838 shares available for future issuance under the ESPP.

(9)                  Earnings Per Share

The following is a reconciliation of basic and fully diluted earnings per common share for the three-month periods ended March 28, 2010 and March 29, 2009:

	Three months ended March 28, 2010
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$10,561
Earnings per common share		18,147,388	$0.58
Effect of dilutive securities — stock options	—	81,472
Earnings per common share — assuming dilution	$10,561	18,228,860	0.58

	Three months ended March 29, 2009
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$8,486
Earnings per common share		17,979,858	$0.47
Effect of dilutive securities — stock options	—	60,693
Earnings per common share — assuming dilution	$8,486	18,040,551	0.47

The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been antidilutive or were performance-granted shares for which the performance criteria had not yet been met:

	March 28, 2010	March 29, 2009
Stock options	—	74,261
Restricted stock units	445,690	451,858

(10)           Supplemental Disclosures of Cash Flow Information

	Three months ended
	March 28, 2010	March 29, 2009
Cash paid during the period for:
Income taxes	$533	437
Noncash financing and investing transactions:
Property and equipment not yet paid for	272	(2,760)

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for 2010, cash requirements, and our expected store openings and preopening costs. Such statements are forward-looking and speak only as of the date on which they are made. There are risks and uncertainties including, but not limited to, those discussed in this Form 10-Q under Item 2 of Part I as well as in Item 1A of Part I of the fiscal 2009 Form 10-K. Information included in this discussion and analysis includes commentary on company-owned and franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Buffalo Wild Wings® Grill & Bar concept and the overall health of the concept. Franchise information also provides an understanding of our revenues because franchise royalties and fees are based on the opening of franchised units and their sales. However, franchise sales and same-store sales information does not represent sales in accordance with U. S. generally accepted accounting principles (GAAP), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.

Critical Accounting Policies and Use of Estimates

Our most critical accounting policies, which are those that require significant judgment, include: valuation of long-lived assets and store closing reserves, goodwill, vendor allowances, revenue recognition from franchise operations, self-insurance liability, and stock-based compensation. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009. There have been no changes to those policies during this period.

Overview

As of March 28, 2010, we owned and operated 235 company-owned and franchised an additional 430 Buffalo Wild Wings® Grill & Bar restaurants in 42 states. Our long-term focus is to grow to a national chain of over 1,000 locations in the United States, continuing the strategy of developing both company-owned and franchised restaurants.

Our unit growth target for 2010 is 13% to 15%. We had previously announced a net earnings growth goal for 2010 of 20%.  This goal may be achievable, however, key to meeting this goal will be improvement in same-store sales and moderate wing costs. Our growth and success depend on several factors and trends. First, we continue to monitor and react to changes in our cost of goods sold. The cost of goods sold is difficult to predict, as it has ranged from 29.8% to 30.6% of restaurant sales per quarter in our 2009 fiscal year and year-to-date in 2010. We are working to counteract the volatility of chicken wing prices with the introduction of popular new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We will continue to monitor the cost of chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. We are exploring purchasing strategies to lessen the severity of cost increases and fluctuations, and are reviewing menu additions and other strategies that may decrease the percentage that chicken wings represent in terms of total restaurant sales. We are currently purchasing chicken wings at market prices. If a satisfactory long-term price agreement for chicken wings were to arise, we would consider locking in prices to reduce our price volatility.

A second factor is our success in developing new markets. There are inherent risks in opening new restaurants, especially in new markets, including the lack of experience, logistical support, and brand awareness in a new market. These factors may result in lower than anticipated sales and cash flow for new restaurants in new markets. In 2010, we plan to develop company-owned restaurants primarily in markets where we currently have either company-owned or franchised restaurants. We believe this development focus, together with our focus on our new restaurant opening procedures, will help to mitigate the overall risk associated with opening restaurants in new markets.

Third, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, therefore, cash flow per location. We remain committed to high quality operations and guest hospitality.

Our revenue is generated by:

•                  Sales at our company-owned restaurants, which were 91% of total revenue in the first quarter of 2010. Food and nonalcoholic beverages accounted for 76% of restaurant sales. The remaining 24% of restaurant sales was from alcoholic beverages. The menu items with the highest sales volume are traditional and boneless wings at 20% and 19%, respectively, of total restaurant sales.

•                  Royalties and franchise fees received from our franchisees.

We generate cash from the operation of company-owned restaurants and from franchise royalties and fees. We highlight the specific costs associated with the on-going operation of our company-owned restaurants in the consolidated statement of earnings under “Restaurant operating costs.” Nearly all of our depreciation expense relates to assets used by our company-owned restaurants. Preopening costs are those costs associated with opening new company-owned restaurants and will vary quarterly based on the number of new locations opening and under construction. Loss on asset disposals expense is related to company-owned restaurants and includes the costs associated with closures of locations and normal asset retirements. Certain other expenses, such as general and administrative, relate to both company-owned restaurant and franchising operations.

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Both of the first quarters of 2010 and 2009 consisted of thirteen weeks.

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

	Three months ended
	March 28, 2010	March 29, 2009
Revenue:
Restaurant sales	90.6%	90.8%
Franchising royalties and fees	9.4	9.2
Total revenue	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	30.6	30.3
Labor	29.5	29.8
Operating	15.6	15.1
Occupancy	6.5	6.4
Depreciation and amortization	6.3	5.7
General and administrative	7.9	8.7
Preopening	0.7	1.8
Loss on asset disposals	0.3	0.1
Total costs and expenses	89.6	90.3

Income from operations	10.4	9.7
Investment income	0.1	0.1
Earnings before income taxes	10.6	9.7
Income tax expense	3.6	3.3
Net earnings	6.9%	6.5%

The number of company-owned and franchised restaurants open are as follows:

	As of
	March 28, 2010	March 29, 2009
Company-owned restaurants	235	206
Franchised restaurants	430	373

The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

	Three months ended
	March 28, 2010	March 29, 2009
Company-owned restaurant sales	$137,962	119,424
Franchised restaurant sales	283,447	242,120

Increases in comparable same-store sales are as follows (based on restaurants operating at least 15 months):

	Three months ended
	March 28, 2010	March 29, 2009
Company-owned same-store sales	0.1%	6.4%
Franchised same-store sales	0.7%	6.0%

The quarterly average prices paid per pound for chicken wings are as follows:

	Three months ended
	March 28, 2010	March 29, 2009
Average price per pound	$1.91	1.63

Results of Operations for the Three Months Ended March 28, 2010 and March 29, 2009

Restaurant sales increased by $18.5 million, or 15.5%, to $138.0 million in 2010 from $119.4 million in 2009. The increase in restaurant sales was due to a $18.4 million increase associated with 5 new company-owned restaurants that opened in 2010 and 47 company-owned restaurants opened before 2010 that did not meet the criteria for same-store sales for all or part of the three-month period, and $119,000 related to a 0.1% increase in same-store sales.

Franchise royalties and fees increased by $2.2 million, or 18.0%, to $14.3 million in 2010 from $12.1 million in 2009. The increase was primarily due to additional royalties collected from 11 new franchised restaurants that opened in 2010 and 48 franchised restaurants that opened in the last nine months of 2009. Same-store sales for franchised restaurants increased 0.7% in 2010.

Cost of sales increased by $6.0 million, or 16.6%, to $42.2 million in 2010 from $36.2 million in 2009 due primarily to more restaurants being operated in 2010. Cost of sales as a percentage of restaurant sales increased to 30.6% in 2010 from 30.3% in 2009. Cost of sales as a percentage of restaurant sales increased primarily due to higher chicken wing prices which were partially offset by menu mix changes, the leverage of price increases, and production efficiencies. Traditional wing sales decreased slightly to approximately 20.3% of our restaurant sales in 2010 from 20.4% in 2009. However, boneless wings, which are a better margin item than traditional wings, increased to 19.1% of sales, from 18.5% in 2009. For the first quarter of 2010, the cost of chicken wings averaged $1.91 per pound which was a 17.1% increase over the same period in 2009.

Labor expenses increased by $5.1 million, or 14.4%, to $40.7 million in 2010 from $35.5 million in 2009 due primarily to more restaurants being operated in 2010. Labor expenses as a percentage of restaurant sales decreased to 29.5% in 2010 from 29.8% in 2009. The decrease in labor expenses as a percentage of restaurant sales was primarily due to lower medical costs and hourly labor costs, partially offset by an increase in workers’ compensation costs due to a benefit recognized in the first quarter of 2009.

Operating expenses increased by $3.5 million, or 19.3%, to $21.5 million in 2010 from $18.0 million in 2009 due primarily to more restaurants being operated in 2010. Operating expenses as a percentage of restaurant sales increased to 15.6% in 2010 from 15.1% in 2009. The increase in operating expenses as a percentage of restaurant sales is primarily due to higher general liability insurance costs due to a benefit recognized in the first quarter of 2009.

Occupancy expenses increased by $1.3 million, or 17.3%, to $8.9 million in 2010 from $7.6 million in 2009 due primarily to more restaurants being operated in 2010. Occupancy expenses as a percentage of restaurant sales increased to 6.5% in 2010 from 6.4% in 2009 due to reduced leverage from lower sales volume increases.

Depreciation and amortization increased by $2.1 million, or 27.4%, to $9.6 million in 2010 from $7.5 million in 2009. The increase was primarily due to the additional depreciation on five new restaurants opened in 2010 and the 26 new restaurants that opened in the last nine months of 2009.

General and administrative expenses increased by $606,000, or 5.3%, to $12.0 million in 2010 from $11.4 million in 2009 primarily due to additional headcount and higher professional fees. General and administrative expenses as a percentage of total revenue decreased to 7.9% in 2010 from 8.7% in 2009. Exclusive of stock-based compensation, we reduced our general and administrative expenses as a percentage of revenue to 7.1% from 8.1% due to leverage of our wage-related expenses against higher revenue and lower cash incentive plan expenses.

Preopening costs decreased by $1.3 million, to $1.1 million in 2010 from $2.4 million in 2009. In 2010, we incurred costs of $832,000 for five new company-owned restaurants opened in the first quarter of 2010 and costs of $275,000 for restaurants that will open in the second quarter of 2010 or later. In 2009, we incurred costs of $1.9 million for 10 new company-owned restaurants opened in the first quarter of 2009, and incurred $511,000 for restaurants that opened in the second or third quarters of 2009. In 2010, we expect average preopening costs per restaurant to be approximately $220,000.

Loss on asset disposals increased by $236,000 to $411,000 in 2010 from $175,000 in 2009. In 2010, the loss was related to store closing costs related to two store closures of $140,000 and the write-off of miscellaneous equipment. In 2009, the loss was due to the write-off of miscellaneous equipment.

Investment income increased by $109,000 to $185,000 in 2010 from $76,000 in 2009. The increase was primarily due to gains on investments held for a deferred compensation plan partially offset by reductions in interest income due to lower interest rates on our investment portfolio. Cash and marketable securities balances at the end of the first quarter totaled $66.8 million in 2010 compared to $44.0 million at the end of the first quarter of 2009.

Provision for income taxes increased $1.2 million to $5.5 million in 2010 from $4.3 million in 2009. The effective tax rate as a percentage of income before taxes increased to 34.3% in 2010 from 33.7% in 2009. The 2009 income tax rate was higher due to a decrease in tax exempt interest and the effects of increased stock-based compensation expenses. For 2010, we believe our effective annual tax rate will be between 33.5-34.5%.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for new restaurant construction, remodeling and maintaining our existing company-owned restaurants, working capital, acquisitions, and other general business needs. We fund these expenses, except for acquisitions, primarily with cash from operations. Depending on the size of the transaction, acquisitions would generally be funded from cash and marketable securities balances.  The cash and marketable securities balance at March 28, 2010 was $66.8 million. We invest our cash balances in debt securities with the focus on protection of principal, adequate liquidity, and return on investment based on risk. As of March 28, 2010, nearly all excess cash was invested in high quality municipal securities.

For the three months ended March 28, 2010, net cash provided by operating activities was $24.7 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, and an increase in income taxes payable and a decrease in accrued expenses. The increase in income taxes payable was due to the timing of income tax payments.  The decrease in accrued expenses was primarily due to the payout of annual bonuses during the quarter.

For the three months ended March 29, 2009, net cash provided by operating activities was $19.3 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses and increases in accounts payable and accrued expenses offset by an increase in accounts receivable. The increase in accounts payable was due to an increase in the number of restaurants and the timing of payments. The increase in accrued expenses was due to higher deferred compensation costs and higher wage-related costs.  The increase in accounts receivable was due to higher credit card balances.

For the three months ended March 28, 2010 and March 29, 2009, net cash used in investing activities was $18.0 million and $19.3 million, respectively. Investing activities included purchases of property and equipment related to the opening of new company-owned restaurants and restaurants under construction in both periods. During the first three months of 2010, we opened five restaurants. During the first three months of 2009, we opened 10 new restaurants. In 2010, we expect capital expenditures for approximately 42 new company-owned restaurants to cost approximately $1.8 million per location and expenditures to be approximately $20.1 million for the maintenance and remodel of existing restaurants. In 2010, we purchased $18.0 million of marketable securities and received proceeds of $9.9 million as these investments matured or were sold. In 2009, we purchased $13.1 million of marketable securities and received proceeds of $12.6 million as these investments matured or were sold.

For the three months ended March 28, 2010 and March 29, 2009, net cash used in financing activities was $1.4 million and $1.5 million, respectively. Net cash used in financing activities for 2010 resulted primarily from tax payments for restricted stock units of $1.6 million, offset by proceeds from the exercise of stock options of $123,000 and the excess tax benefit from stock issuance of $74,000. Net cash used in financing activities for 2009 resulted primarily from tax payments for restricted stock units of $1.5 million. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2010.

Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. We own the buildings in which 32 of our restaurants operate and therefore have very limited ability to enter into sale-leaseback transactions as a potential source of cash.

The following table presents a summary of our contractual operating lease obligations and commitments as of March 28, 2010:

		Payments Due By Period (in thousands)
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$244,188	29,172	55,013	49,579	110,424
Lease commitments for restaurants under development	33,833	1,607	5,275	5,307	21,644
Total	$278,021	30,779	60,288	54,886	132,068

We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Our future cash outflows related to income tax uncertainties amounted to $629,000 as of March 28, 2010. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

Off-Balance Sheet Arrangements

As of March 28, 2010, we had no off-balance sheet arrangements or transactions.

Risk Factors/Forward-Looking Statements

The foregoing discussion and other statements in this report contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “project,” “will,” “forecast” or the negative of these terms or other comparable terminology. Our forward-looking statements generally relate our future financial and store performance measures and growth goals for 2010 and beyond, including but not limited to projected annual unit and net earnings growth rates; beliefs regarding future sales performance; benefits of menu price increases; the effect of key initiatives, promotional activities, and advertising and marketing campaigns; the number and timing of projected store openings and the nature of our expansion activities; expected 2010 tax rates; adequacy of capital resources and other future events. Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the following risk factors (each of which is discussed in greater detail in our Annual Report on Form 10-K for the fiscal year ended December 27, 2009):

•                  Fluctuations in chicken wing prices could reduce our operating income.

•                  If we are unable to successfully open new restaurants, our revenue growth rate and profits may be reduced.

•                  We must identify and obtain a sufficient number of suitable new restaurant sites for us to sustain our revenue growth rate.

•                  Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

•                  We may experience higher-than-anticipated costs associated with the opening of new restaurants or with the closing, relocating, and remodeling of existing restaurants, which may adversely affect our results of operations.

•                  Our restaurants may not achieve market acceptance in the new geographic regions we enter.

•                  New restaurants added to our existing markets may take sales from existing restaurants.

•                  An impairment in the carrying value of our goodwill or other intangible assets could adversely affect our financial condition and consolidated results of operations.

•                  Failure of our internal controls over financial reporting could harm our business and financial results.

•                  The current economic crisis could have a material adverse impact on our landlords or other tenants in retail centers in which we or our franchisees are located, which in turn could negatively affect our financial results.

•                  We are dependent on franchisees and their success.

•                  Franchisees may take actions that could harm our business.

•                  We could face liability from our franchisees.

•                  We may be unable to compete effectively in the restaurant industry.

•                  Our success depends substantially on the value of our brands and our reputation for offering guests an unparalleled total experience.

•                  Our inability to successfully and sufficiently raise menu prices could result in a decline in profitability.

•                  A reduction in vendor allowances currently received could affect our costs of goods sold.

•                  Our quarterly operating results may fluctuate due to the timing of special events and other factors, including the recognition of impairment losses.

•                  We may not be able to attract and retain qualified team members to operate and manage our restaurants.

•                  The loss of key executives, or difficulties recruiting and retaining qualified team members, could jeopardize our ability to meet our financial targets.

•                  We may not be able to obtain and maintain licenses and permits necessary to operate our restaurants.

•                  The sale of alcoholic beverages at our restaurants subjects us to additional regulations and potential liability.

•                  Changes in employment laws or regulation could harm our performance.

•                  Changes in consumer preferences or discretionary consumer spending could harm our performance.

•                  Changes in public health concerns may impact our performance.

•                  A regional or global health pandemic could severely affect our business.

•                  A decline in visitors to any of the business districts near the locations of our restaurants could negatively affect our restaurant sales.

•                  The acquisition of existing restaurants from our franchisees or other acquisitions may have unanticipated consequences that could harm our business and our financial condition.

•                  Unfavorable publicity could harm our business.

•                  There is volatility in our stock price.

•                  We may be subject to increased labor and insurance costs.

•                  Our current insurance may not provide adequate levels of coverage against claims.

•                  We are dependent on information technology and any material failure of that technology could impair our ability to efficiently operate our business.

•                  If we are unable to maintain our rights to use key technologies of third parties, our business may be harmed.

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. We use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly affect our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. We currently purchase our chicken wings at market prices. If a satisfactory long-term price agreement for chicken wings were to arise, we would consider locking in prices to reduce our price volatility. If there is a significant rise in the price of chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. Chicken wings accounted for approximately 28.1% and 23.6% of our cost of sales in the first quarters of 2010 and 2009, respectively, with a quarterly average price per pound of $1.91 and $1.63, respectively.

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

PART II — OTHER INFORMATION

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

Date: May 7, 2010	BUFFALO WILD WINGS, INC.

	By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer (principal executive officer)

	By:	/s/ Mary J. Twinem
Mary J. Twinem, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

BUFFALO WILD WINGS, INC.

FORM 10-Q FOR QUARTER ENDED MARCH 28, 2010

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