Form 10-Q
period 2010-06-27
BUFFALO WILD WINGS INC
filed 2010-08-04
CIK 1062449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2010

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

The number of shares outstanding of the registrant’s common stock as of July 30, 2010:  18,191,217 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(unaudited)

	June 27, 2010	December 27, 2009
Assets
Current assets:
Cash and cash equivalents	$9,711	9,580
Marketable securities	59,489	43,632
Accounts receivable – franchisees, net of allowance of $25	1,150	2,118
Accounts receivable – other	7,946	7,383
Inventory	3,400	3,644
Prepaid expenses	2,005	2,972
Refundable income taxes	974	1,872
Deferred income taxes	2,555	2,938
Restricted assets	24,505	24,384
Total current assets	111,735	98,523

Property and equipment, net	194,607	189,639
Other assets	9,670	9,665
Goodwill	11,246	11,246
Total assets	$327,258	309,073

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$2,359	2,706
Accounts payable	14,720	13,436
Accrued compensation and benefits	16,790	19,554
Accrued expenses	5,191	6,540
Current portion of deferred lease credits	76	84
System-wide payables	24,505	24,384
Total current liabilities	63,641	66,704

Long-term liabilities:
Other liabilities	1,582	1,422
Deferred income taxes	12,434	14,940
Deferred lease credits, net of current portion	16,830	16,174
Total liabilities	94,487	99,240

Commitments and contingencies (note 11)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 18,181,009 and 18,054,375 respectively	97,098	93,887
Retained earnings	135,673	115,946
Total stockholders’ equity	232,771	209,833
Total liabilities and stockholders’ equity	$327,258	309,073

See accompanying notes to consolidated financial statements

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands except per share data)

(unaudited)

	Three months ended		Six months ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Revenue:
Restaurant sales	$131,531	117,763	269,493	237,187
Franchise royalties and fees	14,170	11,859	28,479	23,990
Total revenue	145,701	129,622	297,972	261,177

Costs and expenses:
Restaurant operating costs:
Cost of sales	37,601	35,922	79,825	72,130
Labor	40,089	36,056	80,774	71,605
Operating	21,173	17,966	42,628	35,953
Occupancy	8,807	7,924	17,717	15,518
Depreciation and amortization	9,456	7,888	19,006	15,383
General and administrative (1)	12,929	11,773	24,955	23,193
Preopening	1,197	1,673	2,312	4,082
Loss on asset disposals and store closures	526	272	937	447
Total costs and expenses	131,778	119,474	268,154	238,311
Income from operations	13,923	10,148	29,818	22,866
Investment income (loss)	(156)	413	29	489
Earnings before income taxes	13,767	10,561	29,847	23,355
Income tax expense	4,601	3,586	10,120	7,894
Net earnings	$9,166	6,975	19,727	15,461
Earnings per common share – basic	$0.50	0.39	1.09	0.86
Earnings per common share – diluted	0.50	0.39	1.08	0.86
Weighted average shares outstanding – basic	18,167	17,999	18,157	17,990
Weighted average shares outstanding – diluted	18,234	18,070	18,230	18,052

(1) Includes stock-based compensation of $1,313, $1,689, $2,538, and $2,490, respectively

See accompanying notes to consolidated financial statements

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(unaudited)

	Six months ended
	June 27, 2010	June 28, 2009
Cash flows from operating activities:
Net earnings	$19,727	15,461
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	18,699	15,077
Amortization	307	306
Loss on asset disposals and store closures	847	447
Deferred lease credits	929	840
Deferred income taxes	(2,123)	1,639
Stock-based compensation	2,538	2,490
Excess tax benefit from stock issuance	(116)	(31)
Change in operating assets and liabilities:
Trading securities	(748)	(1,204)
Accounts receivable	124	(734)
Inventory	244	(255)
Prepaid expenses	967	1,389
Other assets	(312)	(105)
Unearned franchise fees	(347)	166
Accounts payable	2,472	(61)
Income taxes	1,014	1,895
Accrued expenses	(2,749)	20
Net cash provided by operating activities	41,473	37,340

Cash flows from investing activities:
Acquisition of property and equipment	(25,506)	(33,115)
Purchase of marketable securities	(61,114)	(25,284)
Proceeds of marketable securities	46,005	24,778
Net cash used in investing activities	(40,615)	(33,621)

Cash flows from financing activities:
Issuance of common stock	782	555
Tax payments for restricted stock units	(1,625)	(1,513)
Excess tax benefit from stock issuance	116	31
Net cash used in financing activities	(727)	(927)
Net increase in cash and cash equivalents	131	2,792
Cash and cash equivalents at beginning of period	9,580	8,347
Cash and cash equivalents at end of period	$9,711	11,139

See accompanying notes to consolidated financial statements

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 27, 2010 AND JUNE 28, 2009

(Dollar amounts in thousands except share and per share data)

(1)                  Basis of Financial Statement Presentation

The consolidated financial statements as of June 27, 2010 and December 27, 2009, and for the three-month and six-month periods ended June 27, 2010 and June 28, 2009 have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information as of June 27, 2010 and December 27, 2009 and for the three-month and six-month periods ended June 27, 2010 and June 28, 2009 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

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

The results of operations for the three-month and six-month periods ended June 27, 2010 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 26, 2010.

(2)                  Summary of Significant Accounting Policies

(a)                 Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.  Cash flows related to inventory sales are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

We purchase our products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by our restaurants and our franchised restaurants is chicken wings. Chicken wings are purchased by us at market prices. Material increases in chicken wing costs may adversely affect our operating results. For the three-month periods ended June 27, 2010 and June 28, 2009, chicken wings were 23.6% and 25.5%, respectively, of restaurant cost of sales. For the six-month periods ended June 27, 2010 and June 28, 2009, chicken wings were 26.0% and 24.5%, respectively, of restaurant cost of sales.

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

•                  Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•                  Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of June 27, 2010:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Marketable Securities	$4,366	17,850	—	22,216
Derivatives	—	9	—	9

We classified a portion of our marketable securities as available-for-sale and trading securities which were reported at fair market value, using the “market approach” valuation technique. The “market approach” valuation method used prices and other relevant information observable in market transactions involving identical or comparable assets. Our trading securities are valued using the Level 1 approach. Our available-for-sale marketable securities are valued using a Level 2 approach. Our derivatives consist of natural gas commodity futures contracts which are valued using a Level 2 approach.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six-month period ended June 27, 2010.

(4)                  Marketable Securities

Marketable securities were comprised of the following:

	As of
	June 27, 2010	December 27, 2009
Held-to-maturity
Municipal securities	$37,273	15,707
Available-for-sale
Municipal securities	17,850	24,307
Trading
Mutual funds	4,366	3,618
Total	$59,489	43,632

All held-to-maturity debt securities mature within one year and had aggregate fair values of $37,256 and $15,712 as of June 27, 2010 and December 27, 2009, respectively. Trading securities represent investments held for future needs of a non-qualified deferred compensation plan.

(5)                  Property and Equipment

Property and equipment consisted of the following:

	As of
	June 27, 2010	December 27, 2009
Construction in-process	$11,177	6,443
Buildings	19,653	18,338
Furniture, fixtures, and equipment	124,346	121,166
Leasehold improvements	157,355	152,108
	312,531	298,055
Less accumulated depreciation	(117,924)	(108,416)
	$194,607	189,639

(6)                  Derivative Instruments

We use commodity derivatives to manage our exposure to price fluctuations. We enter into options and future contracts to reduce our risk of natural gas price fluctuations. These derivatives do not qualify for hedge accounting and changes in fair value are included in current net income. These changes are classified as a component of restaurant operating expenses. All changes in the fair value of these contracts are recorded in earnings in the period in which they occur. Net losses of $39 and $253 were recognized in the first six months of 2010 and 2009, respectively. The fair value of our derivative instruments as of June 27, 2010 and December 27, 2009 was $9 and ($11), respectively, and is included in accrued expenses in the accompanying consolidated balance sheets. As of June 27, 2010, the maximum length of time over which we are hedging our exposure to the variability in future cash flows related to the purchase of natural gas is nine months. As of June 27, 2010 and December 27, 2009, we were party to natural gas swap contracts with notional values of $754 and $525, respectively.

(7)                  Income Taxes

The total unrecognized tax benefits reflected on our consolidated balance sheet as of June 27, 2010 and December 27, 2009 were $702 and $566, respectively. The increase between the periods was due to accruals for tax positions taken in the current year. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties related to unrecognized tax benefits totaled $143 and $89 at June 27, 2010 and December 27, 2009, respectively. Included in the balance at June 27, 2010 and December 27, 2009, are unrecognized tax benefits of $457 and $368, respectively, which if recognized, would affect the annual effective tax rate. We do not anticipate any significant change to the total unrecognized tax benefits prior to June 26, 2011.

The Internal Revenue Service is currently auditing our 2008 U.S. Income Tax Return. With few exceptions, we are no longer subject to state income tax examinations for years before 2005.

(8)                  Stockholders’ Equity

(a)                 Stock Options

We have 3.9 million shares of common stock reserved for issuance under the Equity Incentive Plan (Plan) for employees, officers, and directors. The option price for shares issued under the Plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven to ten years. Nonqualified stock options issued pursuant to the Plan have varying vesting periods from immediately to four years and have a contractual life of seven to ten years. Incentive stock options may be granted under this Plan until May 15, 2018. We issue new shares of common stock upon exercise of stock options. Option activity is summarized for the six months ended June 27, 2010 as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual Life (years)	Aggregate intrinsic value
Outstanding, December 27, 2009	179,134	$19.00	4.3	$4,285

Granted	35,984	48.41
Exercised	(18,059)	9.48
Cancelled	(1,513)	30.87
Outstanding, June 27, 2010	195,546	$25.20	4.4	$2,854
Exercisable, June 27, 2010	97,549	14.54	3.2	2,274

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $37.85 as of the last business day of the quarter ended June 27, 2010, which would have been received by the optionees had all options been exercised on that date. As of June 27, 2010, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,381, which is expected to be recognized over a weighted average period of approximately 2.7 years. During the six-month periods ended June 27, 2010 and June 28, 2009, the total intrinsic value of stock options exercised was $619 and $26, respectively. During the six-month period ended June 28, 2009, the total fair value of options vested was $5.  No options vested during the six-month period ended June 27, 2010.  During the six-month periods ended June 27, 2010 and June 28, 2009, the weighted average grant date fair value of options granted was $48.41 and $30.90, respectively.

The Plan has 494,187 shares available for grant as of June 27, 2010.

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

In 2009 and 2010, we granted restricted stock units subject to three-year cliff vesting and a cumulative three-year earnings target. The number of units which vest at the end of the three-year period is based on performance against the target. These restricted stock units are subject to forfeiture if they have not vested at the end of the three-year period. Stock-based compensation is recognized for the expected number of units vesting at the end of the period and is expensed over the three-year period.

For each grant, restricted stock units meeting the performance criteria will vest as of the end of our fiscal year. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required minimum employee withholding taxes. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for the first six months of fiscal 2010 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 27, 2009	450,869	$28.43

Granted	210,019	40.82
Vested	(9,408)	38.25
Cancelled	(9,853)	31.42
Outstanding, June 27, 2010	641,627	$32.30

As of June 27, 2010, the total stock-based compensation expense related to nonvested awards not yet recognized was $4,245, which is expected to be recognized over a weighted average period of 1.4 years. The weighted average grant date fair value of restricted stock units granted during the six months ended June 28, 2009 was $33.34. During the six-month period ended June 27, 2010, we recognized $1,871 of stock-based compensation expense related to restricted stock units.

(c)                  Employee Stock Purchase Plan

We have reserved 600,000 shares of common stock for issuance under the Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the first six months of 2010 and 2009, we issued 18,634 and 29,183 shares of common stock under the plan. As of June 27, 2010, we have 322,204 shares available for future issuance under the ESPP.

(9)                  Earnings Per Share

The following is a reconciliation of basic and fully diluted earnings per common share for the three-month and six-month periods ended June 27, 2010 and June 28, 2009:

	Three months ended June 27, 2010
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$9,166
Earnings per common share	9,166	18,167,239	$0.50
Effect of dilutive securities – stock options	—	67,187
Earnings per common share – assuming dilution	$9,166	18,234,426	0.50

	Three months ended June 28, 2009
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$6,975
Earnings per common share	6,975	17,999,324	$0.39
Effect of dilutive securities – stock options	—	70,487
Earnings per common share – assuming dilution	$6,975	18,069,811	0.39

	Six months ended June 27, 2010
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$19,727
Earnings per common share	19,727	18,157,314	$1.09
Effect of dilutive securities – stock options	—	72,888
Earnings per common share – assuming dilution	$19,727	18,230,202	1.08

	Six months ended June 28, 2009
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$15,461
Earnings per common share	15,461	17,989,591	$0.86
Effect of dilutive securities – stock options	—	62,758
Earnings per common share – assuming dilution	$15,461	18,052,349	0.86

The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been antidilutive or were performance-contingent shares for which the performance criteria had not yet been met:

	Three months ended		Six months ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Stock options	22,987	46,302	19,917	93,516
Restricted stock units	641,627	612,143	641,627	612,143

(10)           Supplemental Disclosures of Cash Flow Information

	Six months ended
	June 27, 2010	June 28, 2009
Cash paid during the period for:
Income taxes	$11,187	4,434
Noncash financing and investing transactions:
Property and equipment not yet paid for	(1,188)	(3,852)

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

Overview

As of June 27, 2010, we owned and operated 234 company-owned and franchised an additional 447 Buffalo Wild Wings® Grill & Bar restaurants in 43 states. Our long-term focus is to grow to a national chain of over 1,000 locations in the United States, continuing the strategy of developing both company-owned and franchised restaurants.

We have stated that our 2010 growth goals are 13 to 15% unit growth and 20% net earnings growth. Based on the anticipated new restaurants opening in the third and fourth quarters, we are on track for 13% unit growth in 2010. We have growing confidence that our 20% annual net earnings growth goal is achievable given the recent improvement in same-store sales and the moderation of wing costs.

Our growth and success depend on several factors and trends. First, we continue to monitor and react to changes in our cost of goods sold. The cost of goods sold is difficult to predict, as it has ranged from 28.6% to 30.6% of restaurant sales per quarter in our 2009 fiscal year and year-to-date in 2010. We are working to counteract the volatility of chicken wing prices with the introduction of popular new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We will continue to monitor the cost of chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. We are exploring purchasing strategies to lessen the severity of cost increases and fluctuations, and are reviewing menu additions and other strategies that may decrease the percentage that chicken wings represent in terms of total restaurant sales. We are currently purchasing chicken wings at market prices. If a satisfactory long-term price agreement for chicken wings were to arise, we would consider locking in prices to reduce our price volatility.

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

Our revenue is generated by:

•                  Sales at our company-owned restaurants, which were 90% of total revenue in the second quarter of 2010. Food and nonalcoholic beverages accounted for 78% of restaurant sales. The remaining 22% of restaurant sales was from alcoholic beverages. The menu items with the highest sales volume are traditional and boneless wings at 20% and 19%, respectively, of total restaurant sales.

•                  Royalties and franchise fees received from our franchisees.

We generate cash from the operation of company-owned restaurants and from franchise royalties and fees. We highlight the specific costs associated with the on-going operation of our company-owned restaurants in the consolidated statement of earnings under “Restaurant operating costs.” Nearly all of our depreciation expense relates to assets used by our company-

owned restaurants. Preopening costs are those costs associated with opening new company-owned restaurants and will vary quarterly based on the number of new locations opening and under construction. Loss on asset disposals and store closures is related to company-owned restaurants and includes the costs associated with closures of locations and normal asset retirements. Certain other expenses, such as general and administrative, relate to both company-owned restaurant and franchising operations.

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Both of the second quarters of 2010 and 2009 consisted of thirteen weeks.

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

	Three months ended		Six months ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Revenue:
Restaurant sales	90.3%	90.9%	90.4%	90.8%
Franchising royalties and fees	9.7	9.1	9.6	9.2
Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Restaurant operating costs:
Cost of sales	28.6	30.5	29.6	30.4
Labor	30.5	30.6	30.0	30.2
Operating	16.1	15.3	15.8	15.2
Occupancy	6.7	6.7	6.6	6.5
Depreciation and amortization	6.5	6.1	6.4	5.9
General and administrative	8.9	9.1	8.4	8.9
Preopening	0.8	1.3	0.8	1.6
Loss on asset disposals and store closures	0.4	0.2	0.3	0.2
Total costs and expenses	90.4	92.2	90.0	91.2
Income from operations	9.6	7.8	10.0	8.8
Investment income (loss)	(0.1)	0.3	0.0	0.2
Earnings before income taxes	9.4	8.1	10.0	8.9
Income tax expense	3.2	2.8	3.4	3.0
Net earnings	6.3	5.4	6.6	5.9

The number of company-owned and franchised restaurants open are as follows:

	As of
	June 27, 2010	June 28, 2009
Company-owned restaurants	234	215
Franchised restaurants	447	383

The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

	Three months ended		Six months ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Company-owned restaurant sales	$131,531	$117,763	$269,493	$237,187
Franchised restaurant sales	278,422	238,490	561,866	480,607

Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

	Three months ended		Six months ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Company-owned same-store sales	(0.1)%	2.8%	0.0%	4.6%
Franchised same-store sales	(0.7)	3.7	0.0	4.9

The average prices paid per pound for chicken wings are as follows:

	Three months ended		Six months ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Average price per pound	$1.51	1.69	1.72	1.66

Results of Operations for the Three Months Ended June 27, 2010 and June 28, 2009

Restaurant sales increased by $13.8 million, or 11.7%, to $131.5 million in 2010 from $117.8 million in 2009. The increase in restaurant sales was due to a $13.8 million increase associated with 9 new company-owned restaurants that opened in 2010 and 41 company-owned restaurants opened before 2010 that did not meet the criteria for same-store sales for all or part of the three-month period partially offset by a $70,000 decrease related to a 0.1% decrease in same-store sales.

Franchise royalties and fees increased by $2.3 million, or 19.5%, to $14.2 million in 2010 from $11.9 million in 2009. The increase was primarily due to additional royalties collected from 28 new franchised restaurants that opened in 2010 and 37 franchised restaurants that opened in the last six months of 2009. Same-store sales for franchised restaurants decreased 0.7% in the second quarter of 2010.

Cost of sales increased by $1.7 million, or 4.7%, to $37.6 million in 2010 from $35.9 million in 2009 due primarily to more restaurants being operated in 2010. Cost of sales as a percentage of restaurant sales decreased to 28.6% in 2010 from 30.5% in 2009. Cost of sales as a percentage of restaurant sales decreased primarily due to lower chicken wing prices. For the second quarter of 2010, the cost of chicken wings averaged $1.51 per pound which was a 10.7% decrease over the same period in 2009.  Traditional and boneless wing sales both remained consistent segments of our menu mix.  Traditional and boneless wings were approximately 20% and 19% , respectively, of our restaurant sales in both 2010 and 2009.

Labor expenses increased by $4.0 million, or 11.2%, to $40.1 million in 2010 from $36.1 million in 2009 due primarily to more restaurants being operated in 2010. Labor expenses as a percentage of restaurant sales decreased to 30.5% in 2010 from 30.6% in 2009. The decrease in labor expenses as a percentage of restaurant sales was primarily due to lower medical costs and hourly labor costs partially offset by higher management labor costs.

Operating expenses increased by $3.2 million, or 17.9%, to $21.2 million in 2010 from $18.0 million in 2009 due primarily to more restaurants being operated in 2010. Operating expenses as a percentage of restaurant sales increased to 16.1% in 2010 from 15.3% in 2009. The increase in operating expenses as a percentage of restaurant sales is primarily due to additional costs related to pay-per-view sporting events and local marketing costs.

Occupancy expenses increased by $883,000, or 11.1%, to $8.8 million in 2010 from $7.9 million in 2009 due primarily to more restaurants being operated in 2010. Occupancy expenses as a percentage of restaurant sales remained consistent at 6.7% in 2010 and 2009.

Depreciation and amortization increased by $1.6 million, or 19.9%, to $9.5 million in 2010 from $7.9 million in 2009. The increase was primarily due to the additional depreciation on 9 new restaurants opened in 2010 and the 17 new restaurants that opened in the last six months of 2009.

General and administrative expenses increased by $1.2 million, or 9.8%, to $12.9 million in 2010 from $11.8 million in 2009 primarily due to additional headcount and higher professional fees. General and administrative expenses as a percentage of total revenue decreased to 8.9% in 2010 from 9.1% in 2009. Exclusive of stock-based compensation, our general and administrative expenses as a percentage of revenue increased to 8.0% from 7.8% due primarily to higher professional fees partially offset by lower cash incentive expense.

Preopening costs decreased by $476,000, to $1.2 million in 2010 from $1.7 million in 2009. In 2010, we incurred costs of $734,000 for four new company-owned restaurants opened in the second quarter of 2010 and costs of $428,000 for restaurants that will open in the third quarter of 2010 or later. In 2009, we incurred costs of $1.5 million for 9 new company-owned restaurants opened in the second quarter of 2009, and incurred $143,000 for restaurants that opened in the second half of 2009. In 2010, we expect average preopening costs per restaurant to be approximately $220,000.

Loss on asset disposals and store closures increased by $254,000 to $526,000 in 2010 from $272,000 in 2009. In 2010, the loss was related to store closing costs related to five store closures of $155,000 and the write-off of miscellaneous equipment. In 2009, the loss was due to the write-off of miscellaneous equipment.

Investment income (loss) decreased by $569,000 to ($156,000) in 2010 from $413,000 in 2009. The decrease was primarily due to losses on investments held for a deferred compensation plan and reductions in interest income due to lower interest rates on our investment portfolio. Cash and marketable securities balances at the end of the second quarter totaled $69.2 million in 2010 compared to $49.0 million at the end of the second quarter of 2009.

Provision for income taxes increased $1.0 million to $4.6 million in 2010 from $3.6 million in 2009. The effective tax rate as a percentage of income before taxes decreased to 33.4% in 2010 from 34.0% in 2009. For 2010, we believe our effective annual tax rate will be between 33.5-34.5%.

Results of Operations for the Six Months Ended June 27, 2010 and June 28, 2009

Restaurant sales increased by $32.3 million, or 13.6%, to $269.5 million in 2010 from $237.2 million in 2009. The increase in restaurant sales was due to a $32.2 million increase associated with 9 new company-owned restaurants that opened in 2010 and 52 company-owned restaurants opened before 2010 that did not meet the criteria for same-store sales for all or part of the six-month period, and $49,000 related to a slight increase in same-store sales.

Franchise royalties and fees increased by $4.5 million, or 18.7%, to $28.5 million in 2010 from $24.0 million in 2009. The increase was primarily due to additional royalties collected from 28 new franchised restaurants that opened in 2010 and 37 franchised restaurants that opened in the last six months of 2009. Same-store sales for franchised restaurants was flat in 2010.

Cost of sales increased by $7.7 million, or 10.7%, to $79.8 million in 2010 from $72.1 million in 2009 due primarily to more restaurants being operated in 2010. Cost of sales as a percentage of restaurant sales decreased to 29.6% in 2010 from 30.4% in 2009. Cost of sales as a percentage of restaurant sales decreased primarily due to the leverage of food and alcohol costs  as a result of menu price increases, partially offset by higher chicken wing prices. For the first half of 2010, the cost of chicken wings averaged $1.72 per pound which was a 3.6% increase over the same period in 2009.  Traditional and boneless wing sales both remained consistent segments of our menu mix.  Traditional and boneless wings were approximately 20% and 19%, respectively, of our restaurant sales in both 2010 and 2009.

Labor expenses increased by $9.2 million, or 12.8%, to $80.8 million in 2010 from $71.6 million in 2009 due primarily to more restaurants being operated in 2010. Labor expenses as a percentage of restaurant sales decreased to 30.0% in 2010 from 30.2% in 2009. The decrease in labor expenses as a percentage of restaurant sales was primarily due to lower medical costs and hourly labor costs partially offset by higher management labor costs.

Operating expenses increased by $6.7 million, or 18.6%, to $42.6 million in 2010 from $36.0 million in 2009 due primarily to more restaurants being operated in 2010. Operating expenses as a percentage of restaurant sales increased to 15.8% in 2010 from 15.2% in 2009. The increase in operating expenses as a percentage of restaurant sales is primarily due to higher additional costs related to pay-per-view sporting events and higher self-insurance costs.

Occupancy expenses increased by $2.2 million, or 14.2%, to $17.7 million in 2010 from $15.5 million in 2009 due primarily to more restaurants being operated in 2010. Occupancy expenses as a percentage of restaurant sales increased to 6.6% in 2010 from 6.5% in 2009 due to reduced leverage from lower sales volume increases.

Depreciation and amortization increased by $3.6 million, or 23.6%, to $19.0 million in 2010 from $15.4 million in 2009. The increase was primarily due to the additional depreciation on 9 new restaurants opened in 2010 and the 17 new restaurants that opened in the last six months of 2009.

General and administrative expenses increased by $1.8 million, or 7.6%, to $25.0 million in 2010 from $23.2 million in 2009 primarily due to additional headcount and higher professional fees. General and administrative expenses as a percentage of total revenue decreased to 8.4% in 2010 from 8.9% in 2009. Exclusive of stock-based compensation, we reduced our general and administrative expenses as a percentage of revenue to 7.5% from 7.9% due to leverage of our wage-related expenses against higher revenue and lower cash incentive plan expenses, partially offset by higher professional fees.

Preopening costs decreased by $1.8 million, to $2.3 million in 2010 from $4.1 million in 2009. In 2010, we incurred costs of $1.8 million for nine new company-owned restaurants opened in the first six months of 2010 and costs of $477,000 for restaurants that will open in the third quarter of 2010 or later. In 2009, we incurred costs of $3.9 million for 19 new company-owned restaurants opened in the first six months of 2009, and incurred $144,000 for restaurants that opened in the second half of 2009.

Loss on asset disposals and store closures increased by $490,000 to $937,000 in 2010 from $447,000 in 2009. In 2010, the loss was related to store closing costs related to seven store closures of $286,000 and the write-off of miscellaneous equipment. In 2009, the loss was due to the write-off of miscellaneous equipment.

Investment income (loss) decreased by $460,000 to $29,000 in 2010 from $489,000 in 2009. The decrease was primarily due to losses on investments held for a deferred compensation plan and reductions in interest income due to lower interest rates on our investment portfolio. Cash and marketable securities balances at the end of the second quarter totaled $69.2 million in 2010 compared to $49.0 million at the end of the second quarter of 2009.

Provision for income taxes increased $2.2 million to $10.1 million in 2010 from $7.9 million in 2009. The effective tax rate as a percentage of income before taxes increased to 33.9% in 2010 from 33.8% in 2009. The increase in the effective tax rate was due to the effects of increased stock-based compensation expenses partially offset by increased employment tax credits.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for new restaurant construction, remodeling and maintaining our existing company-owned restaurants, working capital, acquisitions, and other general business needs. We fund these expenses, except for acquisitions, primarily with cash from operations. Depending on the size of the transaction, acquisitions would generally be funded from cash and marketable securities balances.  The cash and marketable securities balance at June 27, 2010 was $69.2 million. We invest our cash balances in debt securities with the focus on protection of principal, adequate liquidity, and return on investment based on risk. As of June 27, 2010, nearly all excess cash was invested in high quality municipal securities.

For the six months ended June 27, 2010, net cash provided by operating activities was $41.5 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, an increase in accounts payable,  and a decrease in refundable income taxes, partially offset by a decrease in accrued expenses. The increase in accounts payable was due to an increase in the number of restaurants and the timing of payments. The decrease in refundable income taxes was due to the timing of income tax payments. The decrease in accrued expenses was primarily due to the payout of annual bonuses.

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

For the six months ended June 27, 2010 and June 28, 2009, net cash used in investing activities was $40.6 million and $33.6 million, respectively. Investing activities included purchases of property and equipment related to the opening of new company-owned restaurants and restaurants under construction in both periods. During the first six months of 2010 and 2009, we opened 9 and 19 restaurants, respectively. For the full year of 2010, we expect capital expenditures for approximately 36 to 40 new company-owned restaurants to cost approximately $1.8 million per location and expenditures to be approximately $20.1 million for the maintenance and remodel of existing restaurants. In the first six months of 2010, we purchased $61.1 million of marketable securities and received proceeds of $46.0 million as these investments matured or were sold. In the first six months of 2009, we purchased $25.3 million of marketable securities and received proceeds of $24.8 million as these investments matured or were sold.

For the six months ended June 27, 2010 and June 28, 2009, net cash used in financing activities was $727,000 and $927,000, respectively. Net cash used in financing activities for 2010 resulted primarily from tax payments for restricted stock units of $1.6 million, partially offset by proceeds from the exercise of stock options of $782,000 and the excess tax benefit from stock issuance of $116,000. Net cash used in financing activities for 2009 resulted primarily from tax payments for restricted stock units of $1.5 million, partially offset by proceeds from the exercise of stock options of $555,000. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2010.

Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. We own the buildings in which 33 of our restaurants operate and therefore have very limited ability to enter into sale-leaseback transactions as a potential source of cash.

The following table presents a summary of our contractual operating lease obligations and commitments as of June 27, 2010:

		Payments Due By Period (in thousands)
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$243,630	29,485	55,772	50,170	108,203
Lease commitments for restaurants under development	53,226	2,649	7,473	7,509	35,595
Total	$296,856	32,134	63,245	57,679	143,798

We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Our future cash outflows related to income tax uncertainties amounted to $702,000 as of June 27, 2010. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

Off-Balance Sheet Arrangements

As of June 27, 2010, we had no off-balance sheet arrangements or transactions.

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

•                  Fluctuations in chicken wing prices could impact our operating income.

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. We use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly affect our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. We currently purchase our chicken wings at market prices. If a satisfactory long-term price agreement for chicken wings were to arise, we would consider locking in prices to reduce our price volatility. If there is a significant rise in the price of chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. Chicken wings accounted for approximately 23.6% and 25.5% of our cost of sales in the second quarters of 2010 and 2009, respectively, with a quarterly average price per pound of $1.51 and $1.69, respectively.

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

Date: August 4, 2010	BUFFALO WILD WINGS, INC.

	By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer (principal executive officer)

	By:	/s/ Mary J. Twinem
Mary J. Twinem, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

BUFFALO WILD WINGS, INC.

FORM 10-Q FOR QUARTER ENDED JUNE 27, 2010

Exhibit Number	Description
3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Form 10-Q for the fiscal quarter ended June 29, 2008).

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed May 27, 2009).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act