Form 10-Q
period 2010-09-26
BUFFALO WILD WINGS INC
filed 2010-11-03
CIK 1062449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2010

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

The number of shares outstanding of the registrant’s common stock as of October 29, 2010:  18,190,161 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(unaudited)

	September 26, 2010	December 27, 2009
Assets
Current assets:
Cash and cash equivalents	$7,288	9,580
Marketable securities	63,838	43,632
Accounts receivable – franchisees, net of allowance of $25	1,160	2,118
Accounts receivable – other	9,907	7,383
Inventory	3,631	3,644
Prepaid expenses	3,925	2,972
Refundable income taxes	5,597	1,872
Deferred income taxes	1,954	2,938
Restricted assets	32,120	24,384
Total current assets	129,420	98,523

Property and equipment, net	211,466	189,639
Other assets	9,859	9,665
Goodwill	11,246	11,246
Total assets	$361,991	309,073

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$2,265	2,706
Accounts payable	22,521	13,436
Accrued compensation and benefits	19,566	19,554
Accrued expenses	6,449	6,540
Current portion of deferred lease credits	1	84
System-wide payables	32,120	24,384
Total current liabilities	82,922	66,704

Long-term liabilities:
Other liabilities	1,541	1,422
Deferred income taxes	16,284	14,940
Deferred lease credits, net of current portion	17,859	16,174
Total liabilities	118,606	99,240

Commitments and contingencies (note 11)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 18,190,046 and 18,054,375 respectively	99,208	93,887
Retained earnings	144,177	115,946
Total stockholders’ equity	243,385	209,833
Total liabilities and stockholders’ equity	$361,991	309,073

See accompanying notes to consolidated financial statements

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollar and share amounts in thousands except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Revenue:
Restaurant sales	$136,953	120,290	406,446	357,477
Franchise royalties and fees	14,395	12,451	42,874	36,441
Total revenue	151,348	132,741	449,320	393,918

Costs and expenses:
Restaurant operating costs:
Cost of sales	38,232	35,809	118,057	107,939
Labor	41,995	36,369	122,769	107,974
Operating	22,835	19,416	65,463	55,369
Occupancy	9,131	8,256	26,848	23,774
Depreciation and amortization	9,766	8,267	28,772	23,650
General and administrative (1)	14,003	12,943	38,958	36,136
Preopening	2,789	1,149	5,101	5,231
Loss on asset disposals and store closures	682	842	1,619	1,289
Total costs and expenses	139,433	123,051	407,587	361,362
Income from operations	11,915	9,690	41,733	32,556
Investment income	305	379	334	868
Earnings before income taxes	12,220	10,069	42,067	33,424
Income tax expense	3,716	3,197	13,836	11,091
Net earnings	$8,504	6,872	28,231	22,333
Earnings per common share — basic	$0.47	0.38	1.55	1.24
Earnings per common share — diluted	0.47	0.38	1.55	1.24
Weighted average shares outstanding — basic	18,187	18,024	18,167	18,001
Weighted average shares outstanding — diluted	18,253	18,098	18,238	18,068

(1) Includes stock-based compensation of $ 2,041, $1,788, $4,579, and $4,278, respectively

See accompanying notes to consolidated financial statements

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(unaudited)

	Nine months ended
	September 26, 2010	September 27, 2009

Cash flows from operating activities:
Net earnings	$28,231	22,333
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	28,312	23,191
Amortization	460	459
Loss on asset disposals and store closures	1,425	1,289
Deferred lease credits	1,468	1,705
Deferred income taxes	2,328	2,999
Stock-based compensation	4,579	4,278
Excess tax benefit from the exercise of stock options	(172)	(418)
Change in operating assets and liabilities:
Trading securities	(1,072)	(1,731)
Accounts receivable	(1,432)	(1,979)
Inventory	13	(123)
Prepaid expenses	(953)	(218)
Other assets	(654)	(52)
Unearned franchise fees	(441)	255
Accounts payable	3,165	2,792
Refundable income taxes	(3,553)	519
Accrued expenses	1,342	2,662
Net cash provided by operating activities	63,046	57,961

Cash flows from investing activities:
Acquisition of property and equipment	(45,546)	(51,309)
Purchase of marketable securities	(84,398)	(39,115)
Proceeds of marketable securities	65,264	36,720
Net cash used in investing activities	(64,680)	(53,704)

Cash flows from financing activities:
Issuance of common stock	795	574
Tax payments for restricted stock units	(1,625)	(1,513)
Excess tax benefit from the exercise of stock options	172	418
Net cash used in financing activities	(658)	(521)
Net increase (decrease) in cash and cash equivalents	(2,292)	3,736
Cash and cash equivalents at beginning of period	9,580	8,347
Cash and cash equivalents at end of period	$7,288	12,083

See accompanying notes to consolidated financial statements

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 26, 2010 AND SEPTEMBER 27, 2009

(Dollar amounts in thousands except share and per share data)

(1)                  Basis of Financial Statement Presentation

The consolidated financial statements as of September 26, 2010 and December 27, 2009, and for the three-month and nine-month periods ended September 26, 2010 and September 27, 2009 have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information as of September 26, 2010 and December 27, 2009 and for the three-month and nine-month periods ended September 26, 2010 and September 27, 2009 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

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

The results of operations for the three-month and nine-month periods ended September 26, 2010 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 26, 2010.

(2)                  Summary of Significant Accounting Policies

(a)                 Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Cash flows related to inventory sales are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

We purchase our products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by our restaurants and our franchised restaurants is chicken wings. Chicken wings are purchased by us at market prices. Material increases in chicken wing costs may adversely affect our operating results. For the three-month periods ended September 26, 2010 and September 27, 2009, chicken wings were 22.4% and 25.4%, respectively, of restaurant cost of sales. For the nine-month periods ended September 26, 2010 and September 27, 2009, chicken wings were 24.8%, respectively, of restaurant cost of sales.

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

•                  Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•                  Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of September 26, 2010:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Marketable Securities	$4,691	28,883	—	33,574
Liabilities
Derivatives	136	—	—	136

We classified a portion of our marketable securities as available-for-sale and trading securities which were reported at fair market value, using the “market approach” valuation technique. The “market approach” valuation method used prices and other relevant information observable in market transactions involving identical or comparable assets. Our trading securities are valued using the Level 1 approach. Our derivatives consist of natural gas commodity futures contracts which are valued with a Level 1 approach using quoted prices in an active market for identical derivative liabilities that are traded on exchanges. Our available-for-sale marketable securities are valued using a Level 2 approach using observable direct and indirect inputs for municipal bonds.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine-month period ended September 26, 2010.

(4)                  Marketable Securities

Marketable securities were comprised of the following:

	As of
	September 26, 2010	December 27, 2009
Held-to-maturity
Municipal securities	$30,264	15,707
Available-for-sale
Municipal securities	28,883	24,307
Trading
Mutual funds	4,691	3,618
Total	$63,838	43,632

All held-to-maturity debt securities mature within one year and had aggregate fair values of $30,261 and $15,712 as of September 26, 2010 and December 27, 2009, respectively. Trading securities represent investments held for future needs of a non-qualified deferred compensation plan.

(5)                  Property and Equipment

Property and equipment consisted of the following:

	As of
	September 26, 2010	December 27, 2009
Construction in-process	$14,274	6,443
Buildings	21,080	18,338
Furniture, fixtures, and equipment	131,808	121,166
Leasehold improvements	168,867	152,108
	336,029	298,055
Less accumulated depreciation	(124,563)	(108,416)
	$211,466	189,639

(6)                  Derivative Instruments

We use commodity derivatives to manage our exposure to price fluctuations. We enter into options and future contracts to reduce our risk of natural gas price fluctuations. These derivatives do not qualify for hedge accounting and changes in fair value are included in current net income. These changes are classified as a component of restaurant operating expenses. All changes in the fair value of these contracts are recorded in earnings in the period in which they occur. Net losses of $192 and $365 were recognized in the first nine months of 2010 and 2009, respectively. The fair value of our derivative instruments as of September 26, 2010 and December 27, 2009 was $136 and $11, respectively, and is a liability included in accrued expenses in the accompanying consolidated balance sheets. As of September 26, 2010, the maximum length of time over which we are hedging our exposure to the variability in future cash flows related to the purchase of natural gas is six months. As of September 26, 2010 and December 27, 2009, we were party to natural gas swap contracts with notional values of $469 and $525, respectively.

(7)                  Income Taxes

The total unrecognized tax benefits reflected on our consolidated balance sheet as of September 26, 2010 and December 27, 2009 were $671 and $566, respectively. The increase between the periods was due to accruals for tax positions taken in the current year. We recognize potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties related to unrecognized tax benefits totaled $132 and $89 at September 26, 2010 and December 27, 2009, respectively. Included in the balance at September 26, 2010 and December 27, 2009, were unrecognized tax benefits of $436 and $368, respectively, which if recognized, would affect the annual effective tax rate. We do not anticipate any significant change to the total unrecognized tax benefits prior to September 26, 2011.

The Internal Revenue Service has completed the audit of our 2008 U.S. Income Tax Return. With few exceptions, we are no longer subject to state income tax examinations for years before 2005.

(8)                  Stockholders’ Equity

(a)                 Stock Options

We have 3.9 million shares of common stock reserved for issuance under the Equity Incentive Plan (Plan) for employees, officers, and directors. The option price for shares issued under the Plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven to ten years. Nonqualified stock options issued pursuant to the Plan have varying vesting periods from immediately to four years and have a contractual life of seven to ten years. Incentive stock options may be granted under this Plan until May 15, 2018. We issue new shares of common stock upon exercise of stock options. Option activity is summarized for the nine-month period ended September 26, 2010 as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual Life (years)	Aggregate intrinsic value
Outstanding, December 27, 2009	179,134	$19.00	4.3	$4,285

Granted	35,984	48.41
Exercised	(19,356)	9.51
Cancelled	(1,833)	27.94
Outstanding, September 26, 2010	193,929	$25.32	4.2	$4,397
Exercisable, September 26, 2010	95,932	14.60	2.9	3,194

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $47.90 as of the last business day of the quarter ended September 26, 2010, which would have been received by the optionees had all options been exercised on that date. As of September 26, 2010, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,252, which is expected to be recognized over a weighted average period of approximately 2.5 years. During the nine-month periods ended September 26, 2010 and September 27, 2009, the total intrinsic value of stock options exercised was $658 and $79, respectively. During the nine-month period ended September 27, 2009, the total fair value of options vested was $7. No options vested during the nine-month period ended September 26, 2010. During the nine-month periods ended September 26, 2010 and September 27, 2009, the weighted average grant date fair value of options granted was $23.82 and $15.96, respectively.

The Plan has 488,300 shares available for grant as of September 26, 2010.

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

For each grant, restricted stock units meeting the performance criteria will vest as of the end of our fiscal year. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required minimum employee withholding taxes. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for the first nine months of fiscal 2010 was as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 27, 2009	450,869	$28.43

Granted	214,157	40.80
Vested	(9,408)	38.25
Cancelled	(9,853)	31.42
Outstanding, September 26, 2010	645,765	$32.34

As of September 26, 2010, the total stock-based compensation expense related to nonvested awards not yet recognized was $3,791, which is expected to be recognized over a weighted average period of 1.0 years. The weighted average grant date fair value of restricted stock units granted during the nine months ended September 27, 2009 was $33.30. During the nine-month period ended September 26, 2010, we recognized $3,653 of stock-based compensation expense related to restricted stock units.

(c)                  Employee Stock Purchase Plan

We have reserved 600,000 shares of common stock for issuance under the Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each nine-month period ending in May and November. During the first nine months of 2010 and 2009, we issued 18,634 and 29,269 shares of common stock under the plan. As of September 26, 2010, we have 322,204 shares available for future issuance under the ESPP.

(9)                  Earnings Per Share

The following is a reconciliation of basic and fully diluted earnings per common share for the three-month and nine-month periods ended September 26, 2010 and September 27, 2009:

	Three months ended September 26, 2010
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$8,504
Earnings per common share	8,504	18,186,957	$0.47
Effect of dilutive securities — stock options	—	66,407
Earnings per common share — assuming dilution	$8,504	18,253,364	0.47

	Three months ended September 27, 2009
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$6,872
Earnings per common share	6,872	18,024,346	$0.38
Effect of dilutive securities — stock options	—	73,856
Earnings per common share — assuming dilution	$6,872	18,098,202	0.38

	Nine months ended September 26, 2010
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$28,231
Earnings per common share	28,231	18,167,195	$1.55
Effect of dilutive securities — stock options	—	70,690
Earnings per common share — assuming dilution	$28,231	18,237,885	1.55

	Nine months ended September 27, 2009
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$22,333
Earnings per common share	22,333	18,001,176	$1.24
Effect of dilutive securities — stock options	—	66,643
Earnings per common share — assuming dilution	$22,333	18,067,819	1.24

The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been antidilutive or were performance-contingent shares for which the performance criteria had not yet been met:

	Three months ended		Nine months ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Stock options	21,376	54,970	19,993	43,022
Restricted stock units	645,765	577,260	645,765	577,620

(10)           Supplemental Disclosures of Cash Flow Information

	Nine months ended
	September 26, 2010	September 27, 2009
Cash paid during the period for:
Income taxes	$15,141	7,692
Noncash financing and investing transactions:
Property and equipment not yet paid for	5,920	199
Goodwill adjustment	—	274

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

Overview

As of September 26, 2010, we owned and operated 244 company-owned restaurants and franchised an additional 457 Buffalo Wild Wings® Grill & Bar restaurants in 43 states. Our long-term focus is to grow to a national chain of over 1,000 locations in the United States, continuing the strategy of developing both company-owned and franchised restaurants.

Our growth and success depend on several factors and trends. First, we continue to monitor and react to changes in our cost of goods sold. The cost of goods sold is difficult to predict, as it has ranged from 27.9% to 30.6% of restaurant sales per quarter in our 2009 fiscal year and year-to-date in 2010. We are working to counteract the volatility of chicken wing prices with the introduction of popular new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We will continue to monitor the cost of chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. We are exploring purchasing strategies to lessen the severity of cost increases and fluctuations, and are reviewing menu additions and other strategies that may decrease the percentage that chicken wings represent in terms of total restaurant sales. We are currently purchasing chicken wings at market prices. If a satisfactory long-term price agreement for chicken wings were to arise, we would consider locking in prices to reduce our price volatility.

A second factor is our success in developing new markets, both domestic and international. There are inherent risks in opening new restaurants, especially in new markets, including the lack of experience, logistical support, and brand awareness in a new market. These factors may result in lower than anticipated sales and cash flow for new restaurants in new markets. In 2010, we plan to develop company-owned restaurants primarily in markets where we currently have either company-owned or franchised restaurants. We believe this development focus, together with our focus on our new restaurant opening procedures, will help to mitigate the overall risk associated with opening restaurants in new markets.

Third, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, therefore, cash flow per location. We remain committed to high quality operations and guest hospitality.

Our revenue is generated by:

•                  Sales at our company-owned restaurants, which were 91% of total revenue in the third quarter of 2010. Food and nonalcoholic beverages accounted for 78% of restaurant sales. The remaining 22% of restaurant sales was from alcoholic beverages. The menu items with the highest sales volume are traditional and boneless wings at 21% and 19%, respectively, of total restaurant sales.

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

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Both of the third quarters of 2010 and 2009 consisted of thirteen weeks.

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

	Three months ended		Nine months ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Revenue:
Restaurant sales	90.5%	90.6%	90.5%	90.7%
Franchising royalties and fees	9.5	9.4	9.5	9.3
Total revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	27.9	29.8	29.0	30.2
Labor	30.7	30.2	30.2	30.2
Operating	16.7	16.1	16.1	15.5
Occupancy	6.7	6.9	6.6	6.7
Depreciation and amortization	6.5	6.2	6.4	6.0
General and administrative	9.3	9.8	8.7	9.2
Preopening	1.8	0.9	1.1	1.3
Loss on asset disposals and store closures	0.5	0.6	0.4	0.3
Total costs and expenses	92.1	92.7	90.7	91.7
Income from operations	7.9	7.3	9.3	8.3
Investment income	0.2	0.3	0.1	0.2
Earnings before income taxes	8.1	7.6	9.4	8.5
Income tax expense	2.5	2.4	3.1	2.8
Net earnings	5.6	5.2	6.3	5.7

The number of company-owned and franchised restaurants open are as follows:

	As of
	September 26, 2010	September 27, 2009
Company-owned restaurants	244	220
Franchised restaurants	457	400

The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Company-owned restaurant sales	$136,953	$120,290	$406,446	$357,477
Franchised restaurant sales	286,309	244,470	848,171	725,071

Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

	Three months ended		Nine months ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Company-owned same-store sales	2.6%	0.8%	0.9%	3.3%
Franchised same-store sales	0.3	1.9	0.1	3.8

The average prices paid per pound for chicken wings are as follows:

	Three months ended		Nine months ended
	September 26, 2010	September 27, 2009	September 26, 2010	September 27, 2009
Average price per pound	$1.42	1.67	1.62	1.66

Results of Operations for the Three Months Ended September 26, 2010 and September 27, 2009

Restaurant sales increased by $16.7 million, or 13.9%, to $137.0 million in 2010 from $120.3 million in 2009. The increase in restaurant sales was due to a $13.7 million increase associated with 20 new company-owned restaurants that opened in 2010 and 38 company-owned restaurants opened before 2010 that did not meet the criteria for same-store sales for all or part of the three-month period, and $2.9 million related to a 2.6% increase in same-store sales.

Franchise royalties and fees increased by $1.9 million, or 15.6%, to $14.4 million in 2010 from $12.5 million in 2009. The increase was primarily due to additional royalties collected from 43 new franchised restaurants that opened in 2010 and 20 franchised restaurants that opened in the last three months of 2009. Same-store sales for franchised restaurants increased 0.3% in the third quarter of 2010.

Cost of sales increased by $2.4 million, or 6.8%, to $38.2 million in 2010 from $35.8 million in 2009 due primarily to more restaurants being operated in 2010. Cost of sales as a percentage of restaurant sales decreased to 27.9% in 2010 from 29.8% in 2009 primarily due to lower chicken wing prices. For the third quarter of 2010, the cost of chicken wings averaged $1.42 per pound which was a 15.0% decrease over the same period in 2009. Traditional wing sales decreased to 20.8% of our restaurant sales in 2010 from 20.9% in 2009.  However, boneless wings, which are a better margin item than traditional wings, increased to 19.2% of our restaurant sales in 2010 from 19.0% in 2009.

Labor expenses increased by $5.6 million, or 15.5%, to $42.0 million in 2010 from $36.4 million in 2009 due primarily to more restaurants being operated in 2010. Labor expenses as a percentage of restaurant sales increased to 30.7% in 2010 from 30.2% in 2009. The increase in labor expenses as a percentage of restaurant sales was primarily due to higher workers compensation costs and management bonuses partially offset by lower medical costs.

Operating expenses increased by $3.4 million, or 17.6%, to $22.8 million in 2010 from $19.4 million in 2009 due primarily to more restaurants being operated in 2010. Operating expenses as a percentage of restaurant sales increased to 16.7% in 2010 from 16.1% in 2009. The increase in operating expenses as a percentage of restaurant sales is primarily due to increased utility and natural gas expenses.

Occupancy expenses increased by $875,000, or 10.6%, to $9.1 million in 2010 from $8.3 million in 2009 due primarily to more restaurants being operated in 2010. Occupancy expenses as a percentage of restaurant sales decreased to 6.7% in 2010 from 6.9% in 2009.

Depreciation and amortization increased by $1.5 million, or 18.1%, to $9.8 million in 2010 from $8.3 million in 2009. The increase was primarily due to the additional depreciation on 20 new restaurants opened in 2010 and the 12 new restaurants that opened in the last three months of 2009.

General and administrative expenses increased by $1.1 million, or 8.2%, to $14.0 million in 2010 from $12.9 million in 2009 primarily due to additional headcount. General and administrative expenses as a percentage of total revenue decreased to 9.3% in 2010 from 9.8% in 2009. Exclusive of stock-based compensation, our general and administrative expenses as a percentage of revenue decreased to 7.9% from 8.4% due primarily to leverage of our wage-related expenses against higher revenue and lower cash incentive expense, partially offset by higher professional fees.

Preopening costs increased by $1.6 million, to $2.8 million in 2010 from $1.1 million in 2009. In 2010, we incurred costs of $2.0 million for 11 new company-owned restaurants opened in the third quarter of 2010 and costs of $797,000 for restaurants that will open in the fourth quarter of 2010 or later. In 2009, we incurred costs of $811,000 million for five new company-owned restaurants opened in the third quarter of 2009, and incurred $320,000 for restaurants that opened in the fourth quarter of 2009 or later. In 2010, we expect average preopening costs per restaurant to be approximately $230,000.

Loss on asset disposals and store closures decreased by $160,000 to $682,000 in 2010 from $842,000 in 2009. In 2010, the loss was related to store closing costs related to one store closure of $8,000 and the write-off of miscellaneous equipment and disposals due to remodels. In 2009, the loss was due to the write-off of miscellaneous equipment and disposals due to remodels.

Investment income decreased by $74,000 to $305,000 in 2010 from $379,000 in 2009. The decrease was primarily due to a reduction of earnings on investments held for a deferred compensation plan. Cash and marketable securities balances at the end of the third quarter totaled $71.1 million in 2010 compared to $52.4 million at the end of the third quarter of 2009.

Provision for income taxes increased $519,000 to $3.7 million in 2010 from $3.2 million in 2009. The effective tax rate as a percentage of income before taxes decreased to 30.4% in 2010 from 31.8% in 2009. For 2010, we believe our effective annual tax rate will be between 33.0-33.5%.

Results of Operations for the Nine Months Ended September 26, 2010 and September 27, 2009

Restaurant sales increased by $49.0 million, or 13.7%, to $406.4 million in 2010 from $357.5 million in 2009. The increase in restaurant sales was due to a $46.0 million increase associated with 20 new company-owned restaurants that opened in 2010 and 64 company-owned restaurants opened before 2010 that did not meet the criteria for same-store sales for all or part of the nine-month period, and $3.0 related to a 0.9% increase in same-store sales.

Franchise royalties and fees increased by $6.4 million, or 17.7%, to $42.9 million in 2010 from $36.4 million in 2009. The increase was primarily due to additional royalties collected from 43 new franchised restaurants that opened in 2010 and 20 franchised restaurants that opened in the last three months of 2009. Same-store sales for franchised restaurants increased 0.1% in 2010.

Cost of sales increased by $10.1 million, or 9.4%, to $118.1 million in 2010 from $107.9 million in 2009 due primarily to more restaurants being operated in 2010. Cost of sales as a percentage of restaurant sales decreased to 29.0% in 2010 from 30.2% in 2009. Cost of sales as a percentage of restaurant sales decreased primarily due to the leverage of food and alcohol costs as a result of menu price increases and lower chicken wing prices. For the first nine months of 2010, the cost of chicken wings averaged $1.62 per pound which was a 2.4% decrease over the same period in 2009. Traditional wing sales increased to 20.3% of our restaurant sales in 2010 from 20.2% in 2009.  Boneless wings also increased to 19.0% of our restaurant sales in 2010 from 18.4% in 2009.

Labor expenses increased by $14.8 million, or 13.7%, to $122.8 million in 2010 from $108.0 million in 2009 due primarily to more restaurants being operated in 2010. Labor expenses as a percentage of restaurant sales remained consistent at 30.2% in 2010 and 2009. Labor expenses as a percentage of restaurant sales was affected by an increase in workers compensation costs offset by lower medical costs.

Operating expenses increased by $10.1 million, or 18.2%, to $65.5 million in 2010 from $55.4 million in 2009 due primarily to more restaurants being operated in 2010. Operating expenses as a percentage of restaurant sales increased to 16.1% in 2010 from 15.5% in 2009. The increase in operating expenses as a percentage of restaurant sales is primarily due to additional costs related to pay-per-view sporting events and higher self-insurance costs.

Occupancy expenses increased by $3.1 million, or 12.9%, to $26.8 million in 2010 from $23.8 million in 2009 due primarily to more restaurants being operated in 2010. Occupancy expenses as a percentage of restaurant sales decreased to 6.6% in 2010 from 6.7% in 2009.

Depreciation and amortization increased by $5.1 million, or 21.7%, to $28.8 million in 2010 from $23.7 million in 2009. The increase was primarily due to the additional depreciation on 20 new restaurants opened in 2010 and the 12 new restaurants that opened in the last three months of 2009.

General and administrative expenses increased by $2.8 million, or 7.8%, to $39.0 million in 2010 from $36.1 million in 2009 primarily due to additional headcount and higher professional fees. General and administrative expenses as a percentage of total revenue decreased to 8.7% in 2010 from 9.2% in 2009. Exclusive of stock-based compensation, we reduced our general and administrative expenses as a percentage of revenue to 7.7% from 8.1% due to leverage of our wage-related expenses against higher revenue and lower cash incentive plan expenses, partially offset by higher professional fees.

Preopening costs decreased by $130,000, to $5.1 million in 2010 from $5.2 million in 2009. In 2010, we incurred costs of $4.3 million for 20 new company-owned restaurants opened in the first nine months of 2010 and costs of $818,000 for restaurants that will open in the fourth quarter of 2010 or later. In 2009, we incurred costs of $4.8 million for 24 new company-owned restaurants opened in the first nine months of 2009, and incurred costs of $345,000 for restaurants that opened in the fourth quarter of 2009 or later.

Loss on asset disposals and store closures increased by $330,000 to $1.6 million in 2010 from $1.3 million in 2009. In 2010, the loss was related to store closing costs related to eight store closures of $294,000 and the write-off of miscellaneous equipment and disposals due to remodels. In 2009, the loss was due to the write-off of miscellaneous equipment and disposals due to remodels.

Investment income decreased by $534,000 to $334,000 in 2010 from $868,000 in 2009. The decrease was primarily due to reduction of earnings on investments held for a deferred compensation plan. Cash and marketable securities balances at the end of the third quarter totaled $71.1 million in 2010 compared to $52.4 million at the end of the third quarter of 2009.

Provision for income taxes increased $2.7 million to $13.8 million in 2010 from $11.1 million in 2009. The effective tax rate as a percentage of income before taxes decreased to 32.9% in 2010 from 33.2% in 2009. The decrease in the effective tax rate was due to higher employment tax credits partially offset by the effects of increased stock-based compensation expenses.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for new restaurant construction, remodeling and maintaining our existing company-owned restaurants, working capital, acquisitions, and other general business needs. We fund these expenses, except for acquisitions, primarily with cash from operations. Depending on the size of the transaction, acquisitions would generally be funded from cash and marketable securities balances. The cash and marketable securities balance at September 26, 2010 was $71.1 million. We invest our cash balances in debt securities with the focus on protection of principal, adequate liquidity, and return on investment based on risk. As of September 26, 2010, nearly all excess cash was invested in high quality municipal securities.

For the nine months ended September 26, 2010, net cash provided by operating activities was $63.0 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, an increase in accounts payable, partially offset by an increase in accounts receivable and refundable income taxes. The increase in accounts payable was due to an increase in the number of restaurants and the timing of payments. The increase in accounts receivable was due to higher credit card balances.  The increase in refundable income taxes was due to the timing of income tax payments.

For the nine months ended September 27, 2009, net cash provided by operating activities was $58.0 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses and increases in accounts payable and accrued expenses, partially offset by an increase in accounts receivable. The increase in accounts payable was due to an increase in the number of restaurants and the timing of payments. The increase in accrued expenses was due to higher deferred compensation costs and higher wage-related costs. The increase in accounts receivable was due to higher credit card balances.

For the nine months ended September 26, 2010 and September 27, 2009, net cash used in investing activities was $64.7 million and $53.7 million, respectively. Investing activities included purchases of property and equipment related to the opening of new company-owned restaurants and restaurants under construction in both periods. During the first nine months of 2010 and 2009, we opened 20 and 24 restaurants, respectively. For the full year of 2010, we expect capital expenditures for approximately 35 new company-owned restaurants to cost approximately $1.8 million per location and expenditures to be approximately $20 million for the maintenance and remodel of existing restaurants. In the first nine months of 2010, we purchased $84.4 million of marketable securities and received proceeds of $65.3 million as these investments matured or were sold. In the first nine months of 2009, we purchased $39.1 million of marketable securities and received proceeds of $36.7 million as these investments matured or were sold.

For the nine months ended September 26, 2010 and September 27, 2009, net cash used in financing activities was $658,000 and $521,000, respectively. Net cash used in financing activities for 2010 resulted primarily from tax payments for restricted stock units of $1.6 million, partially offset by proceeds from the exercise of stock options of $795,000 and the excess tax benefit from stock issuance of $172,000. Net cash used in financing activities for 2009 resulted primarily from tax payments for restricted stock units of $1.5 million, partially offset by proceeds from the exercise of stock options of $574,000 and the excess tax benefit from stock issuance of $418,000. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2010.

Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. We own the buildings in which 36 of our restaurants operate and therefore have limited ability to enter into sale-leaseback transactions as a potential source of cash.

The following table presents a summary of our contractual operating lease obligations and commitments as of September 26, 2010:

		Payments Due By Period (in thousands)
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$254,381	30,696	58,092	52,681	112,912
Lease commitments for restaurants under development	61,764	2,843	8,094	8,187	42,640
Total	$316,145	33,539	66,186	60,868	155,552

We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Our future cash outflows related to income tax uncertainties amounted to $671,000 as of September 26, 2010. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

Off-Balance Sheet Arrangements

As of September 26, 2010, we had no off-balance sheet arrangements or transactions.

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

•                  Our restaurants may not achieve market acceptance in the new domestic and international geographic regions we enter.

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

•                  Economic conditions could have a material adverse impact on our landlords or other tenants in retail centers in which we or our franchisees are located, which in turn could negatively affect our financial results.

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. We use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly affect our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. We currently purchase our chicken wings at market prices. If a satisfactory long-term price agreement for chicken wings were to arise, we would consider locking in prices to reduce our price volatility. If there is a significant rise in the price of chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. Chicken wings accounted for approximately 22.4% and 25.4% of our cost of sales in the third quarters of 2010 and 2009, respectively, with a quarterly average price per pound of $1.42 and $1.67, respectively.

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

Date: November 3, 2010	BUFFALO WILD WINGS, INC.

	By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer (principal executive officer)

	By:	/s/ Mary J. Twinem
Mary J. Twinem, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

BUFFALO WILD WINGS, INC.

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 26, 2010

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