Form 10-K
period 2010-12-26
BUFFALO WILD WINGS INC
filed 2011-02-28
CIK 1062449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

for the fiscal year ended December 26, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

The aggregate market value of the voting stock held by non-affiliates was $676 million based on the closing sale price of the Company’s Common Stock as reported on the NASDAQ Stock Market on June 25, 2010.

The number of shares outstanding of the registrant’s common stock as of February 18, 2011: 18,224,156 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

We are an established and growing owner, operator, and franchisor of restaurants featuring a variety of boldly-flavored, cravable menu items including our Buffalo, New York-style chicken wings spun in any of our 14 signature sauces or 4 signature seasonings. Our restaurants create a welcoming neighborhood atmosphere that includes an extensive multi-media system, a full bar and an open layout, which appeals to sports fans and families alike. We differentiate our restaurants by the social environment we create and the connection we make with our team members, guests and the local community. Our guests have the option of watching sporting events or other popular programs on our projection screens and approximately 50 additional televisions, competing in Buzztime® Trivia, or playing video games. The open layout of our restaurants offers dining and bar areas that provide distinct seating choices for sports fans and families. Our unique service model, which provides the flexibility of ordering at the counter or table, allows our guests to customize their Buffalo Wild Wings® experience to meet their time demands, service preferences or the experience they are seeking of a workday lunch, a dine-in dinner, a take-out meal, an afternoon or evening enjoying a sporting event or a late-night craving. Buffalo Wild Wings® restaurants are the place people want to be; where any excuse to get together is a good one.

Buffalo Wild Wings® restaurants have widespread appeal and have won dozens of “Best Wings” and “Best Sports Bar” awards across the country. Our menu, competitively priced between the quick casual and casual dining segments, features traditional chicken wings, boneless wings, and other items including chicken tenders, Wild Flatbreads™, popcorn shrimp, specialty hamburgers and sandwiches, wraps, Buffalito® soft tacos, appetizers and salads. Our made-to-order menu items are enhanced by the bold flavor profile of our 14 signature sauces and 4 signature seasonings, ranging from Sweet BBQ™ to Blazin’®. Our restaurants offer approximately 20 domestic and imported beers on tap, including several local or regional micro-brews and a wide selection of bottled beers, wines, and liquor. This award-winning food and memorable experience drives guest visits and loyalty.

We have established our brand through coordinated marketing and operational execution that ensures brand recognition and quality and consistency throughout our concept. These efforts include marketing programs and irreverent advertising to support both our company-owned and franchised restaurants. We also prominently feature our trademark Buffalo insignias, yellow and black colors, stylized buffalo images, sports memorabilia, dozens of televisions and projection screens, and exterior trade dress at our restaurants and as branding for our company materials. Our concept is further strengthened by our emphasis on operational excellence supported by operating guidelines and employee training in both company-owned and franchised restaurants.

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

Our Concept and Business Strategy

Our goal is to continue to grow and develop the Buffalo Wild Wings Grill & Bar® concept into a leading nationally and internationally recognized restaurant chain. To do so, we plan to execute the following strategies:

•                  Continue to strengthen the Buffalo Wild Wings® brand;

•                  Deliver a unique guest experience;

•                  Offer boldly-flavored menu items with broad appeal;

•                  Create an inviting, neighborhood atmosphere;

•                  Focus on operational excellence;

•                  Open restaurants in new and existing domestic markets and new countries and;

•                  Increase same-store sales, average unit volumes, and profitability.

Growth Strategy

Our growth strategy involves opening company-owned and franchised restaurants in both new and existing domestic markets and new countries. We believe that we have established and continue to expand the necessary infrastructure and control systems to support our disciplined growth strategy and that our concept can support about 1,400 restaurants in the United States. We have developed procedures for identifying new opportunities in both domestic and international markets, determining our expansion strategy in those markets and identifying sites for company-owned and franchised restaurants. Our United States growth strategy is moving toward a mix of approximately 40% company-owned restaurants and approximately 60% franchised restaurants. At the end of 2011, we anticipate that approximately 37% of the restaurants will be company-owned.

We intend to build additional company-owned restaurants in new and existing domestic markets and new countries. In most of our existing markets, we plan to continue to open new company-owned restaurants until a market is penetrated to a point that will enable us to gain marketing, operational, cost, and other efficiencies. We intend to enter new domestic and international markets by opening several restaurants within a one-year period to quickly build our brand awareness. We intend to grow our franchise system through the development of new restaurants by existing and new franchisees.

International Growth Strategy

We plan to embark upon our international growth by adding company-owned restaurants, through development agreements with new and existing franchisees, and, potentially, through joint venture partnerships.  A typical international franchise development agreement provides for payment of development fees and franchise fees in addition to subsequent royalty fees based on the gross sales of each restaurant. We expect development agreements and joint ventures for international locations to remain limited to organizations having significant experience as restaurant operators and proven financial ability to support and develop multi-unit and multi-brand operations.  We will open our first international unit in Toronto, Canada in 2011 and anticipate opening a total of 50 units in Canada over the next 5 years.

The Buffalo Wild Wings® Menu

Our restaurants feature a variety of menu items including our Buffalo, New York-style chicken wings spun in one of our signature sauces from sweet to screamin’ hot:  Sweet BBQ, Teriyaki, Mild, Parmesan Garlic, Medium, Honey BBQ, Spicy Garlic, Asian Zing®, Caribbean Jerk, Hot BBQ, Hot, Mango Habanero™, Wild® and Blazin’® ; or signature seasonings: Buffalo, Desert Heat®, Chipotle BBQ, and Salt & Vinegar. Our chicken wings can be ordered in numbers ranging from six to 100 wings, with larger orders available for parties. Our sauces and seasonings complement and distinguish our wings and other menu offerings to create a bold flavor profile for our guests. In addition to traditional and boneless chicken wings, our menu features a wide variety of food items including chicken tenders, Wild Flatbreads™, popcorn shrimp, specialty hamburgers and sandwiches, wraps, Buffalito® soft tacos, finger foods and salads. We also provide a 12 & Under Menu option for kids.

Our restaurants feature a full bar which offers an extensive selection of approximately 20 domestic, imported, and craft  beers on tap as well as bottled beers, wine and liquor. Additionally, in order to continually improve our menu, our research and development department continuously tests and introduces new menu items. Our goal is to balance the established menu offerings that appeal to our loyal guests with new menu items that increase guest frequency and attract new guests.

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

We strategically place approximately 50 high-definition flat-screen monitors and up to 10 projection screens throughout the restaurant to allow for easy viewing. These televisions, combined with our sound system, Buzztime® Trivia and assorted video games, provide a source of entertainment for our guests and reinforce the energetic nature of our concept.

We tailor the content and volume of our video and audio programming to reflect our guests’ tastes. We believe the design of our restaurants enhances our guests’ experiences, drives repeat visits and solidifies the broad appeal of our concept.

All of our menu items are made-to-order and are available for take-out, which approximated 14% of restaurant sales for company-owned restaurants in 2010. Many of our restaurants have separate parking spots for our take-out guests.

Current Restaurant Locations

As of December 26, 2010, we owned or franchised 732 Buffalo Wild Wings restaurants in 44 states, of which 259 were company-owned and 473 were franchised. In 2011, our goal is to achieve 13% unit growth, increasing our unit count by approximately 95 company-owned and franchised restaurants.

Our company-owned restaurants range in size from 3,900 to 9,700 square feet, with a typical size of approximately 5,700 square feet for restaurants that have opened in the last three years. We anticipate that future restaurants will range in size from 4,500 square feet to 6,500 square feet with an average cash investment per restaurant of approximately $1.8 million, excluding preopening expenses of approximately $225,000. From time to time, we expect that our restaurants may be smaller or larger or cost more or less than our targeted range, depending on the particular circumstances of the selected site, market, or country. Also, from time to time, we expect to purchase the building or the land and building for certain restaurants, in which case the cash investment would be significantly higher.

Our restaurants are typically open on a daily basis from 11 a.m. to 2 a.m., although closing times vary depending on the day of the week and applicable regulations governing the sale of alcoholic beverages. Our franchise agreements require franchisees to operate their restaurants for a minimum of 12 hours a day.

Site Selection and Development

Our site selection process is integral to the successful execution of our growth strategy. We have processes for identifying, analyzing and assigning undeveloped markets for both company-owned and franchise development. Once a market is assigned, we use a trade area and site selection evaluation process to assist in identifying suitable trade areas within that market and suitable sites within identified trade areas. Criteria examined to determine appropriate trade areas include the presence of a casual dining corridor, projected growth within the trade area, the locations of key big box retailers, key demographics and population density, drive time and trade area analysis and other quantitative and qualitative measures. Once a suitable trade area is identified, we examine site-specific details including visibility, signage, access, ability to get trade dress, and parking. We employ an opportunistic approach to real estate by developing end caps, freestanding units, and conversions in both urban and suburban trade areas. Final approval by one or more members of our executive management team is required for each company-owned site. At least one senior executive or our Vice President of Franchise Relations & Development reviews each franchise site and visits the site when deemed necessary.

Marketing and Advertising

We develop unique marketing programs designed to communicate a unique brand that differentiates Buffalo Wild Wings® restaurants from our competitors and that showcases our food and our brand in a fun and energetic atmosphere. These efforts include national marketing campaigns and irreverent, award-winning advertising to support both our company-owned and franchised restaurants. The primary goal of these efforts is to build brand awareness throughout the United States and, beginning in 2011, internationally. In addition, marketing and advertising campaigns are also designed to: i) drive positive same-store sales through additional visits by our existing guests and visits by new guests, ii) increase margins, iii) increase average order size, and iv) support strong restaurant openings.

Marketing Campaigns. Our primary marketing campaigns and promotions focus on our experience or a particular menu item, day or daypart in an attempt to drive traffic and build brand awareness. For example, in 2010 we promoted Wing Tuesdays, Boneless Thursdays, basketball, takeout, and football. Given our strategy to be a neighborhood destination, community marketing is also a key to driving sales and developing brand awareness in each market. Our restaurants actively sponsor local sporting teams and sporting events to drive guest traffic associated with those activities.

Advertising. Our media advertising focuses on positioning the Buffalo Wild Wings® brand as an inviting neighborhood sports grill and bar restaurant. Our commercials, radio spots, and marketing materials are irreverent by design and have been recognized in the restaurant and advertising industries for their creativity.

Franchise Involvement. System-wide campaigns and promotions are developed and implemented with input from the Buffalo Wild Wings National Advertising Advisory Board. This volunteer board includes six franchisees, elected by their peers, and meets regularly to review marketing strategies, provide input on advertising messages and vendor co-op programs, and discuss marketing objectives.

Operations

Our management team strives for operational excellence by recruiting, developing and supporting our highly qualified management teams and team members and implementing operational standards and best practices within our restaurants.

Restaurant Management. Our management structure consists of a General Manager, an Assistant General Manager and up to four other managers depending on sales volume of the restaurant. We utilize Regional Managers to oversee our General Managers in our company-owned locations, ensuring that they receive the training and support necessary to effectively operate their restaurants. Currently, we have 45 Regional Managers who oversee 4 to 10 restaurants each. As we expand geographically, we expect to add additional Regional Managers. Similarly, our franchised restaurants receive operational guidance from our 12 Franchise Consultants, who oversee 22 to 47 restaurants each. We have three Divisional Vice Presidents who have responsibility for all company-owned and franchised operations and nine Directors of Operations who provide leadership to the Regional Managers and Franchise Consultants.

Kitchen Operations. An important aspect of our concept is the efficient design, layout and execution of our kitchen operations. Due to the relatively simple preparation of our menu items, the kitchen consists of fryers, grill and food prep stations that are arranged assembly-line style for maximum productivity. Given our menu and kitchen design, we are able to staff our kitchen with hourly Team Members who require only basic training before reaching full productivity. Additionally, we do not require the added expense of an on-site chef. The ease and simplicity of our kitchen operations allows us to achieve our goal of preparing casual dining quality food with minimal wait times. We also believe the efficiency of our kitchen operations creates a competitive advantage for our concept.

Training. We provide thorough training for our management and hourly Team Members to prepare them for their role in delivering a positively engaging Buffalo Wild Wings experience for each and every Guest.

Our managers are trained using a hands-on education process during a seven-week period at one of our Certified Training Restaurants. During this training period, our manager trainees work in and learn about key aspects of the business — from our culture to our core focus areas: Team, Guest, Quality Operations and Sales and Profits. This includes experience in both hourly and management functions. This year, our management team from Canada joined us in the United States for a shared learning experience.

After successful completion of the Manager-In-Training program, the new managers work with their General Managers to build a tailored program to meet their training and development needs, specific to their assigned area of responsibility.  A library of targeted modules covering both technical and managerial skills serves as the vehicle for this phase of learning.  The program, which is progressive in nature, is built around our core focus areas — achieving success through Team, Guest, Quality Operations, and Sales and Profits.

Later in their careers, our General Managers and high-potential Assistant General Managers attend a management skills class where they take a deeper look into bringing all of the core elements for success together to create the ultimate experience for our guests.

Our hourly Team Members complete a comprehensive position certification process. Position certification requires 16 to 20 hours of hands-on training. Team Members must also successfully pass position validations, menu certifications, responsible alcohol service training, and training in the safe handling of food.

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

Further, Team Members with management potential can participate in the Shift Leader program, which is a developmental program that provides hourly Team Members the opportunity to build and demonstrate leadership capabilities while providing the restaurants with leaders who are trained to support management. The Shift Leader program helps us to identify talent and build bench strength throughout the organization — through the selection and training of those who have demonstrated the initiative, desire, behaviors and competencies necessary for success in restaurant management, or other positions of leadership.

Career Opportunities. Through our dynamic and progressive training programs, we are able to motivate and retain our field operations team by providing them with opportunities for increased responsibilities and advancement. In addition, we offer performance-based incentives tied to sales, profitability and qualitative measures such as guest and team-related metrics. We strive for a balance of internal promotion and external hiring. This provides us with the ability to retain and grow our Team Members and to infuse our organization with talented individuals from outside of Buffalo Wild Wings.

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

Food Preparation, Quality Control and Purchasing

We strive to maintain high quality standards. Our systems are designed to protect our food supply at all times, from procurement through the preparation process. We provide detailed specifications to suppliers for our food ingredients, products and supplies. Our restaurant managers are certified in a comprehensive food safety and sanitation course, ServSafe® which was developed by the National Restaurant Association Educational Foundation.

We negotiate directly with independent suppliers for our supply of food and paper products. Domestically, we use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products to our restaurants. To maximize our purchasing efficiencies and obtain the lowest possible prices for our ingredients, products and supplies, our purchasing team negotiates prices based on the system-wide usage of both company-owned and franchised restaurants. We believe that competitively priced, high quality alternative manufacturers, suppliers, growers and distributors are available should the need arise.

T. Marzetti Company produces our signature sauces, and they maintain sufficient inventory levels to ensure consistent supply to our restaurants. We own the formulas for our sauces and seasonings which prevents them from being supplied to, or manufactured for, anyone else.

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

Franchisees also pay us a royalty fee of 5.0% of their restaurant sales. Franchise agreements typically allow us to assess franchisees an advertising fee in the amount of 3.5% of their restaurant sales, of which 3.0% was contributed to our Advertising Fund in 2010 and the remaining 0.5% was spent directly by the franchisee in the applicable local market. Our current form of franchise agreement permits us to increase the royalty fee under circumstances and to increase the required contribution to the Advertising Fund by 0.5% once every three years. The royalty fee and the amount contributed to the Advertising Fund are not expected to increase in 2011.

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

Information Technology

We utilize a standard point-of-sale system in all of our company-owned restaurants which is integrated to our central offices through a secure, high-speed connection. Visibility to sales, cost of sales, labor and other operating metrics is provided to company—owned restaurant management through web-based decision support and analysis tools. Franchisees are required to report sales on a daily basis through an on-line reporting network and submit their restaurant-level financial statements on a quarterly and annual basis. Based on custom-developed software as well as industry-specific applications, this technology allows us to monitor business performance and optimizes food and labor costs.  In 2011, we will continue the rollout of an automated kitchen management system that provides automation and reporting of cook line performance, including speed-of-service and order accuracy.

Competition

The restaurant industry is intensely competitive. We compete on the basis of the taste, quality and price of food offered, guest service, ambience, location, and overall dining experience. We believe that our attractive price-value relationship, the atmosphere of our restaurant, our focus on our guest and the quality and distinctive flavor of our food enable us to differentiate ourselves from our competitors. We believe we compete primarily with local and regional sports bars and national casual dining and quick casual establishments, and to a lesser extent with quick service restaurants such as wing-based take-out concepts. Many of our direct and indirect competitors are well-established national, regional or local chains and some have substantially greater financial and marketing resources than we do. We also compete with other restaurant and retail establishments for site locations and restaurant team members.

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

Government Regulation

The restaurant industry is subject to numerous federal, state and local governmental regulations, including those relating to the preparation and sale of food and alcoholic beverages, sanitation, public health, fire codes, zoning, and building requirements. Each restaurant requires appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each restaurant requires food service licenses from local health authorities. Our licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by us or our employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of employees or patrons who may serve or be served alcoholic beverages, the serving of alcoholic beverages to visibly intoxicated patrons, advertising, wholesale purchasing and inventory control. In order to reduce this risk, restaurant employees are trained in standardized operating procedures designed to assure compliance with all applicable codes and regulations. As we expand into international markets we are taking on additional responsibilities under the Foreign Corrupt Practices Act and similar local regulations.  We have implemented policies, procedures and training to ensure compliance with these regulations.

We and our franchisees are also subject to laws governing our relationship with employees.  Our failure or the failure of our franchisees to comply with international, federal, state and local employment laws and regulations may subject us to losses and harm our brands.  The laws and regulations govern such matters as wage and hour requirements; workers’ compensation insurance; unemployment and other taxes; working and safety conditions, and citizenship and immigration status. Significant additional government-imposed regulations under the Fair Labor Standards Act and similar laws related to minimum wages, overtime, rest breaks, paid leaves of absence, mandated health benefits, may also impact the performance of company and franchised operations.  In addition, employee claims based on, among other things, discrimination, harassment, wrongful termination, wage and hour requirements, and payments to employees who receive gratuities may divert financial and management resources and adversely affect operations. The losses that may be incurred as a result of any violation of such governmental regulations by the company or our franchisees are difficult to quantify.

We are also subject to licensing and regulation by state and local departments relating to the service of alcoholic beverages, health, sanitation, and fire and safety standards.  Compliance with these laws and regulations may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation.  We may also be subject in certain states to “dram-shop” statutes, which generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. In addition, we are subject to various state and federal laws relating to the offer and sale of franchises and the franchisor-franchisee relationship. In general, these laws and regulations impose specific disclosure and registration requirements prior to the sale and marketing of franchises and regulate certain aspects of the relationship between franchisor and franchisee.

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

Employees

As of December 26, 2010, we employed approximately 15,900 employees. We have 1,500 full-time and 14,100 part-time employees working in our company-owned restaurants and 300 employees based out of our home office or field support management positions. Our employees are not covered by any collective bargaining agreement, and we have never experienced an organized work stoppage or strike. We believe that our working conditions and compensation packages are competitive and consider our relations with our employees to be good.

Executive Officers

The following sets forth certain information about our executive officers:

Sally J. Smith, 53, has served as our Chief Executive Officer and President since July 1996 and as a director since August 1996. She served as our Chief Financial Officer from 1994 to 1996. Prior to joining Buffalo Wild Wings, she was the Chief Financial Officer of Dahlberg, Inc., the manufacturer and franchisor of Miracle-Ear hearing aids, from 1983 to 1994. Ms. Smith began her career with KPMG LLP, an international accounting and auditing firm. Ms. Smith holds an inactive CPA license. She serves on the boards of the National Restaurant Association and Alerus Financial Corporation.

Mary J. Twinem, 50, has served as our Executive Vice President, Chief Financial Officer and Treasurer since July 1996. She served as our Controller from January 1995 to July 1996. Ms. Twinem also served as a director on our Board from June 2002 to September 2003. Prior to joining Buffalo Wild Wings, she served as the Director of Finance/Controller of Dahlberg, Inc. from 1989 to December 1994. Ms. Twinem began her career in public accounting and holds an inactive CPA license. She serves on the boards of the Minnesota Restaurant Association and Mendota Holdings, Inc.

Kathleen M. Benning, 48, has served as our Executive Vice President, Global Marketing and Brand Development since January 2010. She joined us in March 1997 as Vice President of Marketing and served as Senior Vice President, Marketing and Brand Development from January 2002 until December 2009. From 1992 to 1997, Ms. Benning was employed by Nemer, Fieger & Associates, an advertising agency, where she was a partner from 1994 to 1997.

Mounir N. Sawda, 53, has served as our Managing Director, International since August 2010. He joined us in August 2007 and served as our Senior Vice President, Franchise and Development until July 2010.  Prior to joining us, Mr. Sawda managed his own consulting company from 2005 to 2007. From 1998 to 2005, Mr. Sawda served in various executive positions at Denny’s Corporation, most recently as Vice President Development, Property Management, Construction and Facilities. From 1984 to 1993 and from 1996 to 1997, Mr. Sawda held several positions with Burger King Corporation. From 1993 to 1996, Mr. Sawda worked with Hanna International in Saudi Arabia.

James M. Schmidt, 51, has served as our Chief Operating Officer since January 2011.  He served as our Executive Vice President since December 2006 and as General Counsel from April 2002 to January 2011. He served as either Vice President or Senior Vice President from April 2002 until December 2006. Mr. Schmidt has also served as our Secretary since September 2002, and he served as a director on our Board from 1994 to September 2003. From 1985 to 2002, Mr. Schmidt was an attorney with the law firm of Robbins, Kelly, Patterson & Tucker, which provides legal services to us from time to time.

Judith A. Shoulak, 51, has served as our Executive Vice President, Global Operations and Human Resources since January 2010. She served as our Senior Vice President, Operations, from March 2004 to December 2009, Senior Vice President, Human Resources from January 2003 to February 2004 and Vice President of Human Resources from October 2001 to January 2003. From 1993 to 2001, Ms. Shoulak served as Vice President of Field Human Resources of OfficeMax Incorporated.

Lee R. Patterson, 37, has served as our Senior Vice President, Information Technology since January 2011. He served as our Vice President, Information Technology since January 2008. Mr. Patterson was with Applebee’s International, Inc. from May 2003 to January 2008, serving most recently as Director of Restaurant Systems.

Emily Decker, 31, has served as our Vice President, General Counsel since January 2011. She has served as our Franchise Attorney since August 2007. From September 2004 to July 2007, Ms. Decker was an Associate at Briggs and Morgan, P.A.

ITEM 1A. RISK FACTORS

The foregoing discussion and the discussion contained in Item 7 of this Form 10-K contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. Our forward-looking statements generally relate to our growth strategy, financial results, sales efforts, franchise expectations, restaurant openings and related expense, and cash requirements. Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the risk factors that follow. Investors are cautioned that all forward-looking statements involve risks and uncertainties and speak only as of the date on which they are made. We believe that all material risk factors have been discussed below.

Fluctuations in chicken wing prices could impact our operating income.

The primary food product used by our company-owned and franchised restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. We currently purchase our chicken wings at market price. If a satisfactory long-term pricing agreement for chicken wings were to arise, we would consider locking in prices to reduce our price volatility. Chicken wing prices in 2010 averaged 7.1% lower than 2009 as the average price per pound decreased to $1.58 in 2010 from $1.70 in 2009. If there is a significant rise in the price of chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. For example, chicken wings accounted for approximately 24%, 25%, and 21% of our cost of sales in 2010, 2009, and 2008, respectively, with an annual average price per pound of $1.58, $1.70, and $1.22, respectively. A 10% increase in the chicken wing costs for 2010 would have increased restaurant cost of sales by approximately $3.9 million. If the avian flu were to affect our supply of chicken wings, our operations may be negatively impacted, as prices may rise due to limited supply. Additional information related to chicken wing prices is included in Item 7 under “Results of Operations.”

If we are unable to successfully open new restaurants, our revenue growth rate and profits may be reduced.

To successfully expand our business, we must open new Buffalo Wild Wings® restaurants on schedule and in a profitable manner. In the past, we and our franchisees have experienced delays in restaurant openings and we may experience similar delays in the future. Delays in opening new restaurants could hurt our ability to meet our growth objectives, which may affect our results of operations, the expectations of securities analysts and shareholders and thus our stock price. We cannot guarantee that we or our franchisees will be able to achieve our expansion goals. Further, any restaurants that we, or our franchisees, open may not achieve operating results similar or better than our existing restaurants. If we are unable to generate positive cash flow from a new restaurant, we may be required to recognize an impairment loss with respect to the assets for that restaurant. Our ability to expand successfully will depend on a number of factors, many of which are beyond our control. These factors include:

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

•   Competition in new and existing markets; and

•   General economic conditions.

We must identify and obtain a sufficient number of suitable new restaurant sites for us to sustain our growth.

We require that all proposed restaurant sites, whether for company-owned or franchised restaurants, meet our site selection criteria. We may make errors in selecting these criteria or applying these criteria to a particular site, or there may be an insignificant number of new restaurant sites meeting these criteria that would enable us to achieve our planned expansion in future periods. We face significant competition from other restaurant companies and retailers for sites that meet our criteria and the supply of sites may be limited in some markets. Further, we may be precluded from acquiring an otherwise suitable site due to an exclusivity restriction held by another tenant. As a result of these factors, our costs to obtain and lease sites may increase, or we may not be able to obtain certain sites due to unacceptable costs. Our inability to obtain suitable restaurant sites at reasonable costs may reduce our growth.

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

Our revenues and expenses can be impacted significantly by the location, number, and timing of the opening of new restaurants and the closing, relocating, and remodeling of existing restaurants. We incur substantial pre-opening expenses each time we open a new restaurant and incur other expenses when we close, relocate, or remodel existing restaurants. We anticipate that preopening expenses may be higher related to our upcoming Canadian restaurant openings. The expenses of opening, closing, relocating or remodeling any of our restaurants may be higher than anticipated. An increase in such expenses could have an adverse effect on our results of operations.

Our restaurants may not achieve market acceptance in the new domestic and international geographic regions we enter.

Our expansion plans depend on opening restaurants in new domestic and international markets where we or our franchisees have little or no operating experience. We may not be successful in operating our restaurants in new markets on a profitable basis. The success of these new restaurants will be affected by the different competitive conditions, consumer tastes, and discretionary spending patterns of the new markets as well as our ability to generate market awareness of the Buffalo Wild Wings® brand. Sales at restaurants opening in new markets may take longer to reach average annual restaurant sales, if at all, thereby affecting their profitability.

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

Goodwill represents the difference between the purchase price of acquired companies and the related fair values of net assets acquired. We test goodwill for impairment annually and whenever events or changes in circumstances indicate that impairment may have occurred. We compare the carrying value of a reporting unit, including goodwill, to the fair value of the unit. Carrying value is based on the assets and liabilities associated with the operations of that reporting unit. If the carrying value is less than the fair value, no impairment exists. If the carrying value is higher than the fair value, there is an indication of impairment. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors would have a significant impact on the recoverability of these assets and negatively affect our financial condition and consolidated results of operations. We compute the amount of impairment by comparing the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. We are required to record a non-cash impairment charge if the testing performed indicates that goodwill has been impaired.

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

Currently, approximately 65% of our restaurants are franchised. Franchising royalties and fees represented approximately 9.5%, 9.3%, and 10.1% of our revenues during fiscal 2010, 2009, and 2008, respectively. Our performance depends upon (i) our ability to attract and retain qualified franchisees, (ii) the franchisees’ ability to execute our concept and capitalize upon our brand recognition and marketing, and (iii) franchisees’ ability to timely develop restaurants. We may not be able to recruit franchisees who have the business abilities or financial resources necessary to open restaurants on schedule, or who will conduct operations in a manner consistent with our concept and standards. Also, our franchisees may not be able to operate restaurants in a profitable manner.

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

Our success depends substantially on the value of our brand and our reputation for offering guests an unparalleled guest experience.

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

During fiscal 2010, 2009, and 2008, vendor allowances were recorded as a reduction in inventoriable costs, and cost of sales was reduced by $6.4 million, $6.0 million, and $5.2 million, respectively. If the amount of vendor allowances is reduced, inventoriable costs may increase, as may the cost of sales.

Our quarterly operating results may fluctuate due to the timing of special events and other factors, including the recognition of impairment losses.

Our quarterly operating results depend, in part, on special events, such as the Super Bowl® and other sporting events viewed by our guests in our restaurants such as the NFL, MLB, NBA, NHL, and NCAA.  Interruptions in the viewing of these professional sporting league events due to strikes, lockouts, or labor disputes may impact our results.  Additionally, our results are subject to fluctuations based on the dates of sporting events and their availability for viewing through broadcast, satellite and cable networks.  Historically, sales in most of our restaurants have been higher during fall and winter months based on the relative popularity and extent of national, regional and local sporting and other events. Further, our quarterly operating results may fluctuate significantly because of other factors, including:

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

Our success and the success of our individual restaurants depends on our ability to attract, motivate, develop and retain a sufficient number of qualified restaurant employees, including restaurant managers, and hourly team members. The inability to recruit, develop and retain these individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants, thus increasing the cost to efficiently operate our restaurants. This could inhibit our expansion plans and business performance and, to the extent that a labor shortage may force us to pay higher wages, harm our profitability.

The loss of key executives or difficulties recruiting and retaining qualified team members could jeopardize our ability to meet our financial targets.

Our success depends substantially on the contributions and abilities of key executives and other employees, and on our ability to recruit and retain high quality employees. We must continue to recruit, retain, and motivate management and other employees sufficient to maintain our current business and support our projected growth.  The loss of any of our executive officers could jeopardize our ability to meet our financial targets.

We may not be able to obtain and maintain licenses and permits necessary to operate our restaurants.

The restaurant industry is subject to various federal, state, and local government regulations, including those relating to the sale of food and alcoholic beverages. In addition, we are subject to gaming regulations with respect to our gaming operations within our nine company-owned restaurants in Las Vegas. The failure to obtain and maintain these licenses, permits and approvals, including food, liquor and gaming licenses, could adversely affect our operating results. Difficulties or failure to obtain the required licenses and approvals could delay or result in our decision to cancel the opening of new restaurants. Local authorities may revoke, suspend, or deny renewal of our food and liquor licenses if they determine that our conduct violates applicable regulations.

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

Various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime pay, healthcare reform, unemployment tax rates, workers’ compensation rates, citizenship requirements, union membership, and sales taxes. A number of factors could adversely affect our operating results, including additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, mandated training for employees, increased tax reporting and tax payment requirements for employees who receive tips, a reduction in the number of states that allow tips to be credited toward minimum wage requirements, and increased employee litigation including claims relating to the Fair Labor Standards Act.

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

Our success depends, in part, upon the continued popularity of our Buffalo, New York-style chicken wings, our boneless wings, other food and beverage items, and appeal of sports bars and casual dining restaurants. We also depend on trends toward consumers eating away from home. Shifts in these consumer preferences could negatively affect our future profitability. Such shifts could be based on health concerns related to the cholesterol, carbohydrate, fat, calorie, or salt content of certain food items, including items featured on our menu. Negative publicity over the health aspects of such food items may adversely affect consumer demand for our menu items and could result in a decrease in guest traffic to our restaurants, which could materially harm our business. Smoking bans imposed by state or local laws could also adversely impact our restaurants’ performance. In addition, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. A decline in consumer spending or in economic conditions could reduce guest traffic or impose practical limits on pricing, either of which could harm our business, financial condition, operating results or cash flow.

Changes in public health concerns may impact our performance.

Changes in public health concerns may affect consumer preferences for our products. For example, if incidents of the avian flu occur in the United States, consumer preferences for poultry products may be negatively impacted, resulting in a decline in demand for our products. Similarly, public health concerns regarding food ingredients, fat and calories have resulted in governmental regulations that may adversely affect our operations to the extent that such regulations are imposed in specific locations, rather than nationally or state-wide, or that exceptions to the regulations are given to bars or other restaurant establishments, giving patrons the ability to choose nearby locations that are not subject to the same regulations.  Further, growing movements to change laws relating to alcohol may result in a decline in alcohol consumption at our restaurants or increase the number of dram shop claims made against us, either of which may negatively impact operations or result in the loss of liquor licenses. We are carefully monitoring new laws regulating the preparation and sale of food items and alcohol.

A regional or global health pandemic could severely affect our business.

A health pandemic is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. If a regional or global health pandemic were to occur, depending upon its duration and severity, our business could be severely affected. We have positioned our brand as a place where people can gather together.  Customers might avoid public gathering places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. A regional or global health pandemic might also adversely impact our business by disrupting or delaying production and delivery of materials and products in its supply chain and by causing staffing shortages in our restaurants. The impact of a health pandemic might be disproportionately greater than on other companies that depend less on the gathering of people together for the sale or use of their products and services.

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

Multi-unit restaurant businesses such as ours can be adversely affected by publicity resulting from complaints or litigation or general publicity regarding poor food quality, food-borne illness, personal injury, food tampering, adverse health effects of consumption of various food products or high-calorie foods (including obesity), or other concerns. Negative publicity from traditional media or on-line social network postings may also result from actual or alleged incidents or events taking place in our restaurants.  Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to a number of our restaurants, or only to a single restaurant, could adversely affect public perception of the entire brand. Adverse publicity and its effect on overall consumer perceptions of food safety, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.

There is volatility in our stock price.

The market for our stock has, from time to time, experienced extreme price and volume fluctuations. Factors such as announcements of variations in our quarterly financial results and fluctuations in same-store sales could cause the market price of our stock to fluctuate significantly. In addition, the stock market in general, and the market prices for restaurant companies in particular, have experienced volatility that often has been unrelated to the operating performance of such companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance. Additionally, volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted equity compensation.

The market price of our stock can be influenced by stockholders’ expectations about the ability of our business to grow and to achieve certain profitability targets. If our financial performance in a particular quarter does not meet the expectations of our stockholders, it may adversely affect their views concerning our growth potential and future financial performance. In addition, if the securities analysts who regularly follow our stock lower their ratings of our stock, the market price of our stock is likely to drop significantly.

We may be subject to increased labor and insurance costs.

Our restaurant operations are subject to federal and state laws governing such matters as minimum wages, working conditions, overtime, and tip credits. As federal and state minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees, but also the wages paid to employees at wage rates that are above minimum wage. Labor shortages, increased employee turnover, and health care mandates could also increase our labor costs. This, in turn, could lead us to increase prices which could impact our sales. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline. In addition, the current premiums that we pay for our insurance (including workers’ compensation, general liability, property, health, and directors’ and officers’ liability) may increase at any time, thereby further increasing our costs. The dollar amount of claims that we actually experience under our workers’ compensation and general liability insurance, for which we carry high per-claim deductibles, may also increase at any time, thereby further increasing our costs. Also, the decreased availability of property and liability insurance has the potential to negatively impact the cost of premiums and the magnitude of uninsured losses.

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

We place considerable value on our trademarks, service marks and trade secrets. We actively enforce and defend our marks and if violations are identified, take appropriate action to preserve and protect our goodwill in our marks. We attempt to protect our sauce recipes as trade secrets by, among other things, requiring confidentiality agreements with our sauce suppliers and executive officers. However, we cannot be sure that we will be able to successfully enforce our rights under our marks or prevent competitors from misappropriating our sauce recipes. We can also not be sure that: (i) our marks are valuable, (ii) using our marks does not, or will not, violate others’ marks, (iii) the registrations of our marks would be upheld if challenged, or (iv) we would not be prevented from using our marks in areas of the country where others might have already established rights to them. Any of these uncertainties could have an adverse effect on us and our expansion strategy.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We are headquartered in Minneapolis, Minnesota. Our home office has approximately 44,000 square feet of office space. We occupy this facility under a lease that terminates on November 30, 2017, with an option to renew for one five-year term. As of December 26, 2010, we owned and operated 259 restaurants. We typically lease the land and building for our sites. The majority of our existing leases are for 10 or 15-year terms, generally including options to extend the terms. We typically lease our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts. Most of our leases include “exclusive use” provisions prohibiting our landlords from leasing space to other restaurants that fall within certain specified criteria. Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the lease or franchise agreement. The following table sets forth the 44 states in which Buffalo Wild Wings restaurants are located and the number of restaurants in each state as of December 26, 2010:

	Number of Restaurants Open
	Company-owned	Franchised	Total
Alabama	1	9	10
Arizona	4	13	17
Arkansas	—	5	5
California	4	18	22
Colorado	14	2	16
Connecticut	—	5	5
Delaware	—	5	5
Florida	2	22	24
Georgia	9	1	10
Hawaii	—	1	1
Idaho	—	3	3
Illinois	12	45	57
Indiana	3	45	48
Iowa	13	—	13
Kansas	9	—	9
Kentucky	12	5	17
Louisiana	—	9	9
Maryland	—	9	9
Massachusetts	—	1	1
Michigan	—	41	41
Minnesota	23	4	27
Mississippi	2	5	7
Missouri	6	17	23
Montana	—	3	3
Nebraska	6	2	8
Nevada	9	1	10
New Jersey	—	2	2
New Mexico	—	3	3
New York	9	10	19
North Carolina	14	4	18
North Dakota	—	5	5
Ohio	23	62	85
Oklahoma	—	13	13
Oregon	—	5	5
Pennsylvania	4	1	5
South Carolina	1	7	8
South Dakota	—	2	2
Tennessee	17	—	17
Texas	35	51	86
Virginia	11	19	30
Vermont	—	1	1
Washington	—	1	1
West Virginia	—	8	8
Wisconsin	16	8	24
Total	259	473	732

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

	2010		2009
	High	Low	High	Low
First Quarter	$49.53	39.89	$38.45	21.77
Second Quarter	52.61	35.67	42.98	32.34
Third Quarter	48.14	35.25	44.23	31.40
Fourth Quarter	50.08	44.46	43.62	39.14

Holders

As of January 26, 2011, there were approximately 155 record holders of our Common Stock, excluding shareholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on information which we have obtained from our transfer agent, there are approximately 25,480 holders of our Common Stock whose stock is held either in nominee name and/or street name brokerage accounts.

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

Stock Performance Chart

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock for the five-year period ended December 26, 2010 with the cumulative total return on the Nasdaq Composite and the S&P 600 Restaurants Index. The comparison assumes $100 was invested in Buffalo Wild Wings Common Stock on December 25, 2005, and in each of the foregoing indices on December 25, 2005 and assumes reinvestment of dividends.

	12/25/05	12/31/06	12/30/07	12/28/08	12/27/09	12/26/10

Buffalo Wild Wings, Inc.	100.00	157.40	136.92	146.27	253.96	266.09
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
S&P 600 Restaurants	100.00	111.34	81.16	54.04	76.13	102.08

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

	Fiscal Years Ended (1)
	Dec. 26, 2010	Dec. 27, 2009	Dec. 28, 2008	Dec. 30, 2007	Dec. 31, 2006
	(in thousands, except share and per share data)
Consolidated Statements of Earnings Data:
Revenue:
Restaurant sales	$555,184	488,702	379,686	292,824	247,150
Franchise royalties and fees	58,072	50,222	42,731	36,828	31,033
Total revenue	613,256	538,924	422,417	329,652	278,183

Costs and expenses:
Restaurant operating costs:
Cost of sales	160,877	147,659	113,266	90,065	76,087
Labor	167,193	146,555	114,609	87,784	73,030
Operating	88,694	76,358	60,205	47,974	41,087
Occupancy	36,501	32,362	25,157	19,986	17,529
Depreciation and amortization	39,205	32,605	23,622	16,987	14,492
General and administrative	53,996	49,404	40,151	35,740	30,374
Preopening	8,398	7,702	7,930	4,520	3,077
Loss on asset disposals and impairment	2,051	1,928	2,083	987	1,008
Total costs and expenses	556,915	494,573	387,023	304,043	256,684
Income from operations	56,341	44,351	35,394	25,609	21,499
Investment income	684	1,077	970	2,909	2,339
Earnings before income taxes	57,025	45,428	36,364	28,518	23,838
Income tax expense	18,625	14,757	11,929	8,864	7,565
Net earnings	$38,400	30,671	24,435	19,654	16,273

Earnings per common share — basic	$2.11	1.70	1.37	1.12	0.95
Earnings per common share — diluted	2.10	1.69	1.36	1.10	0.92
Weighted average shares outstanding — basic	18,175,000	18,010,000	17,813,000	17,554,000	17,157,000
Weighted average shares outstanding — diluted	18,270,000	18,177,000	17,995,000	17,833,000	17,629,000

Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$89,699	79,286	66,107	43,579	33,031
Net cash used in investing activities	(85,226)	(79,172)	(60,134)	(54,687)	(26,829)
Net cash provided by financing activities	1,265	1,119	853	873	1,568

	As Of (1)
	Dec. 26, 2010	Dec. 27, 2009	Dec. 28, 2008	Dec. 30, 2007	Dec. 31, 2006
	(in thousands)
Consolidated Balance Sheets Data:
Total current assets	$134,204	98,523	68,568	84,506	74,950
Total assets	380,357	309,073	243,818	197,098	161,183
Total current liabilities	79,116	66,704	48,202	32,490	25,780
Total liabilities	123,536	99,240	72,225	55,433	44,967
Retained earnings	154,346	115,946	85,275	60,840	41,186
Total stockholders’ equity	256,821	209,833	171,593	141,665	116,216

(1)          We utilize a 52- or 53-week accounting period that ends on the last Sunday in December. The fiscal years ended December 26, 2010, December 27, 2009, December 28, 2008, and December 30, 2007, were comprised of 52 weeks. The fiscal year ended December 31, 2006 was a 53-week year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for fiscal 2011, cash requirements, and our expected restaurant openings. Such statements are forward-looking and speak only as of the date on which they are made. There are risks and uncertainties including those discussed in Item 1A of this 10-K under “Risk Factors.” Information included in this discussion and analysis includes commentary on company-owned and franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Buffalo Wild Wings® Grill & Bar concept and the overall health of the concept. Franchise information also provides an understanding of our revenues because franchise royalties and fees are based on the opening of franchised units and their sales. However, franchise sales and same-store sales information does not represent sales in accordance with U. S. Generally Accepted Accounting Principles (GAAP), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.

Overview

As of December 26, 2010, we owned and operated 259 and franchised an additional 473 Buffalo Wild Wings Grill & Bar® restaurants in 44 states. The restaurants have elements of both the quick casual and casual dining styles, both of which are part of a growing industry. Our long-term focus is to grow to a national chain of about 1,400 locations in the United States, continuing the strategy of developing both company-owned and franchised restaurants. In 2011 we plan to open our first international location in Toronto, Canada and anticipate opening a total of 50 units in Canada over the next 5 years.

Our growth targets for 2011 are 13% unit growth and over 18% net earnings growth. Our growth and success depend on several factors and trends. First, we continue to monitor and react to changes in our cost of goods sold. The costs of goods sold is difficult to predict, as it ranged from 27.9% to 30.6% of restaurant sales per quarter in 2010 and 2009, mostly due to the price fluctuation in chicken wings. We are working to counteract the volatility of chicken wing prices with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We will continue to monitor the cost of chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. We are also exploring purchasing strategies to lessen the severity of cost increases and fluctuations, and are reviewing menu additions and other strategies that may decrease the percentage that chicken wings represent in terms of total restaurant sales. The chart below illustrates the fluctuation in chicken wing prices from quarter to quarter in the last five years.

A second factor is our success developing restaurants in new markets. There are inherent risks in opening new restaurants, especially in new domestic and international markets, including the lack of experience, logistical support, and brand awareness. These factors may result in lower than anticipated sales and cash flow for restaurants in new markets. We believe our focus on our new restaurant opening procedures, along with our expanding national presence, will help to mitigate the overall risk associated with opening restaurants in new markets.

Third, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume, and, therefore, cash flow per location. We remain committed to high quality operations and guest hospitality.

Our revenue is generated by:

•                  Sales at our company-owned restaurants, which represented 91% of total revenue in 2011. Food and nonalcoholic beverages accounted for 77% of restaurant sales. The remaining 23% of restaurant sales was from alcoholic beverages. The menu items with the highest sales volumes are traditional and boneless wings at 20% and 19%, respectively, of total restaurant sales.

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

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Each of the fiscal years in the five years ended December 26, 2010 were 52-week years except for the fiscal year ended December 31, 2006, which was a 53-week year. Our next 53-week year will occur in 2012.

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

We believe that the following discussion represents our more critical accounting policies and estimates used in the preparation of our consolidated financial statements, although it is not all inclusive.

Valuation of Long-Lived Assets and Store Closing Reserves

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for 15 months. We evaluate the recoverability of a restaurant’s long-lived assets, including leasehold improvements, equipment and fixtures over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. During fiscal 2009 and 2008 we recognized $237,000 and $549,000, respectively, of asset impairment charges. No impairments were recognized in fiscal 2010.

In addition to the valuation of long-lived assets, we also record a store closing reserve when a restaurant is abandoned due to closure or relocation. The store closing reserve is subject to significant judgment as accruals are made for lease obligations and utilities on abandoned leased facilities. Many factors, including the local business environment, other available lease sites, the willingness of lessors to negotiate lease buyouts, and the ability to sublease our sites are considered in making the accruals. We estimate future lease obligations based on these factors and evaluate quarterly the adequacy of the estimated reserve based on current market conditions. During 2010, 2009, and 2008, we recorded reserves of $310,000, $31,000, and $85,000, respectively, for restaurants that closed.

Goodwill

We review goodwill for impairment annually, or whenever circumstances change in a way which could indicate that impairment may have occurred. Goodwill is tested at the reporting unit level.

We identify potential goodwill impairments by comparing the fair value of the reporting unit to its carrying amount, which includes goodwill and other intangible assets. The fair value of the reporting unit is calculated using a combination of the income and market approaches.  This amount is compared to the carrying value of the entity, including goodwill.

If the carrying amount of the reporting unit exceeds the fair value, this is an indication that impairment may exist. We calculate the amount of the impairment by comparing the implied fair value of the assets and liabilities of the reporting unit with the carrying amount. The fair value of the reporting unit in excess of the value of the assets and liabilities is the implied fair value of the goodwill. If this amount is less than the carrying amount of goodwill, impairment is recognized for the difference. As of December 26, 2010, our analysis of the fair value of our goodwill substantially exceeded the carrying value and therefore we concluded that our goodwill was not impaired. No goodwill impairment charges were recognized during 2010, 2009, or 2008.

Vendor Allowances

Vendor allowances include allowances and other funds received from vendors. Certain of these funds are determined based on various quantitative contract terms. We also receive vendor allowances from certain manufacturers and distributors calculated based upon purchases made by franchisees. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction of the related expense. Amounts that represent a reduction of inventory purchase costs are recorded as a reduction of inventoriable costs. We record an estimate of earned vendor allowances that are calculated based upon monthly purchases. We generally receive payment from vendors approximately 30 days after the end of a month for that month’s purchases. During fiscal 2010, 2009, and 2008, vendor allowances were recorded as a reduction in inventoriable costs, and cost of sales was reduced by $6.4 million, $6.0 million, and $5.2 million, respectively.

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

Compensation expense for restricted stock units is recognized for the expected number of shares vesting at the end of each annual period. Restricted stock units granted in 2008 were subject to cumulative one-year, two-year, and three-year net earnings targets. The number of units that vested each year was based on performance against those targets. Stock-based compensation was recognized for the expected number of units vesting at the end of each annual period. Restricted stock units vested at the end of the first year were fully expensed during 2008. Restricted stock units vested at the end of the second year were expensed during 2008 and 2009. Restricted stock units vested at the end of the third year were expensed during 2008, 2009, and 2010. Restricted stock units granted in 2009 and 2010 are subject to three-year cliff vesting and a cumulative three-year earnings target. The number of units that vest each year is based on performance against the target. Stock-based compensation is recognized for the expected number of shares vesting at the end of the three-year period and is expensed over that period. For these restricted stock unit grants, significant assumptions are made to estimate the expected net earnings levels for future years.

Results of Operations

Our operating results for 2010, 2009, and 2008 are expressed below as a percentage of total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales.

	Fiscal Years Ended
	Dec. 26, 2010	Dec. 27, 2009	Dec. 28, 2008
Revenue:
Restaurant sales	90.5%	90.7%	89.9%
Franchise royalties and fees	9.5	9.3	10.1
Total revenue	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	29.0	30.2	29.8
Labor	30.1	30.0	30.2
Operating	16.0	15.6	15.9
Occupancy	6.6	6.6	6.6
Depreciation and amortization	6.4	6.1	5.6
General and administrative	8.8	9.2	9.5
Preopening	1.4	1.4	1.9
Loss on asset disposals and impairment	0.3	0.4	0.5
Total costs and expenses	90.8	91.8	91.6
Income from operations	9.2	8.2	8.4
Investment income	0.1	0.2	0.2
Earnings before income taxes	9.3	8.4	8.6
Income tax expense	3.0	2.7	2.8
Net earnings	6.3%	5.7%	5.8%

The number of company-owned and franchised restaurants open are as follows:

	As of
	Dec. 26, 2010	Dec. 27, 2009	Dec. 28, 2008
Company-owned restaurants	259	232	197
Franchised restaurants	473	420	363

The restaurant sales for company-owned and franchised restaurants are as follows (in thousands of dollars):

	Fiscal Years Ended
	Dec. 26, 2010	Dec. 27, 2009	Dec. 28, 2008
Company-owned restaurant sales	$555,184	488,702	379,686
Franchised restaurant sales	1,147,848	992,043	849,753

Increases in comparable same-store sales are as follows (based on restaurants operating at least 15 months):

	Fiscal Years Ended
	Dec. 26, 2010	Dec. 27, 2009	Dec. 28, 2008
Company-owned same-store sales	0.6%	3.1%	5.9%
Franchised same-store sales	(0.2)	3.4	2.8

The annual average price paid per pound for chicken wings for company-owned restaurants is as follows:

	Fiscal Years Ended
	Dec. 26, 2010	Dec. 27, 2009	Dec. 28, 2008
Annual average price per pound	$1.58	1.70	1.22

Fiscal Year 2010 Compared to Fiscal Year 2009

Restaurant sales increased by $66.5 million, or 13.6%, to $555.2 million in 2010 from $488.7 million in 2009. The increase in restaurant sales was due to a $63.8 million increase associated with the opening of 35 new company-owned restaurants in 2010 and the 65 company-owned restaurants opened before 2010 that did not meet the criteria for same-store sales for all, or part, of the year. A same-store sales increase of 0.6% accounted for $2.6 million of the increase in restaurant sales.

Franchise royalties and fees increased by $7.9 million, or 15.6%, to $58.1 million in 2010 from $50.2 million in 2009. The increase was due primarily to additional royalties collected from the 60 new franchised restaurants that opened in 2010 and a full year of operations for the 59 franchised restaurants that opened in 2009. Same-store sales for franchised restaurants decreased 0.2%.

Cost of sales increased by $13.2 million, or 9.0%, to $160.9 million in 2010 from $147.7 million in 2009 due primarily to more restaurants being operated in 2010. Cost of sales as a percentage of restaurant sales decreased to 29.0% in 2010 from 30.2% in 2009, primarily due to lower chicken wing prices. In 2010, chicken wings averaged $1.58 per pound which was a 7% decrease compared to 2009. Traditional wings decreased to 20.3% of our restaurant sales in 2010 from 20.4% in 2009.  However, boneless wings, which are a better margin item than traditional wings, increased to 18.8% or our restaurant sales in 2010 from 18.3% in 2009.

Labor expenses increased by $20.6 million, or 14.1%, to $167.2 million in 2010 from $146.6 million in 2009 due primarily to more restaurants being operated in 2010. Labor expenses as a percentage of restaurant sales increased to 30.1% in 2010 compared to 30.0% in 2009. The increase in labor expenses as a percentage of restaurant sales is primarily due to higher management and hourly labor costs partially offset by lower health insurance costs.

Operating expenses increased by $12.3 million, or 16.2%, to $88.7 million in 2010 from $76.4 million in 2009 due primarily to more restaurants being operated in 2010. Operating expenses as a percentage of restaurant sales increased to 16.0% in 2010 from 15.6% in 2009. The increase in operating expenses as a percentage of restaurant sales was primarily due to additional costs related to pay-per-view sporting events.

Occupancy expenses increased by $4.1 million, or 12.8%, to $36.5 million in 2010 from $32.4 million in 2009 due primarily to more restaurants being operated in 2010. Occupancy expenses as a percentage of restaurant sales remained consistent at 6.6% in 2010 and 2009.

Depreciation and amortization increased by $6.6 million, or 20.2%, to $39.2 million in 2010 from $32.6 million in 2009. The increase was primarily due to the additional depreciation on 35 new restaurants in 2010 and 36 new restaurants opened in 2009 and operated for a full year in 2010.

General and administrative expenses increased by $4.6 million, or 9.3%, to $54.0 million in 2010 from $49.4 million in 2009. General and administrative expenses as a percentage of total revenue decreased to 8.8% in 2010 from 9.2% in 2009. Exclusive of stock-based compensation, our general and administrative expenses decreased to 7.5% of total revenue in 2010 from 8.0% in 2009. This decrease was primarily due to lower cash incentive expense and better leverage of our wage-related expenses, partially offset by higher professional fees and travel costs.

Preopening costs increased by $696,000, or 9.0%, to $8.4 million in 2010 from $7.7 million in 2009. In 2010, we incurred costs of $8.0 million for 35 new company-owned restaurants and costs of $390,000 for restaurants that will open in 2011. In 2009, we incurred costs of $7.4 million for 36 new company-owned restaurants and costs of $242,000 for restaurants that opened in 2010. Average preopening cost per restaurant in 2010 and 2009 was $235,000 and $220,000, respectively.

Loss on asset disposals and impairment increased by $123,000 to $2.1 million in 2010 from $1.9 million in 2009. The expense in 2010 represented the closure costs for eight closed or relocated restaurants of $310,000, and $1.7 million for the write-off of miscellaneous equipment. During 2009, we impaired the assets of one underperforming restaurant for $237,000, incurred $31,000 for the closure of one restaurant, and incurred costs of $1.6 million for the write-off of miscellaneous equipment.

Investment income decreased by $393,000 to $684,000 in 2010 from $1.1 million in 2009. The majority of our investments were in short-term municipal securities. The decrease in investment income was primarily due to lower earnings on investments held for a deferred compensation plan and lower rates of return on investments. Cash and marketable securities balances at the end of the year were $72.1 million in 2010 compared to $53.2 million in 2009.

Provision for income taxes increased $3.9 million to $18.6 million in 2010 from $14.8 million in 2009. The effective tax rate as a percentage of income before taxes increased to 32.7% in 2010 from 32.5% in 2009. The rate increase was primarily due to an increase in state income taxes. For 2011, we believe our effective tax rate will be about 33%.

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

General and administrative expenses increased by $9.3 million, or 23.0%, to $49.4 million in 2009 from $40.2 million in 2008. General and administrative expenses as a percentage of total revenue decreased to 9.2% in 2009 from 9.5% in 2008. Exclusive of stock-based compensation, our general and administrative expenses decreased to 8.0% of total revenue in 2009 from 8.3% in 2008. This decrease was primarily due to better leverage of our wage-related expenses.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for new restaurant construction, remodeling and maintaining our existing company-owned restaurants, working capital, acquisitions, and other general business needs. We fund these expenses, except for acquisitions, primarily with cash from operations. Depending on the size of the transaction, acquisitions would generally be funded from cash and marketable securities balances. The cash and marketable securities balance at December 26, 2010 was $72.1 million. We invest our cash balances in debt securities with the focus on protection of principal, adequate liquidity and return on investment based on risk. As of December 26, 2010, nearly all excess cash was invested in high quality municipal securities.

During fiscal 2010, 2009, and 2008, net cash provided by operating activities was $89.7 million, $79.3 million, and $66.1 million, respectively. Net cash provided by operating activities in 2010 consisted primarily of net earnings adjusted for non-cash expenses and an increase in accounts payable partially offset by an increase in refundable income taxes and trading securities. The increase in accounts payable was primarily due to an increase in the number of restaurants and the timing of payments. The increase in refundable income taxes was due to benefits received from tax laws changed in late 2010. The increase in trading securities was due to additional contributions to and investment returns on our deferred compensation plan.

Net cash provided by operating activities in 2009 consisted primarily of net earnings adjusted for non-cash expenses and an increase in accrued expenses partially offset by an increase in accounts receivable and trading securities. The increase in accrued expenses was primarily due to increased payroll related costs including wages, incentive compensation, and deferred compensation costs. The increase in accounts receivable was primarily due to the timing of payments received related to credit cards and royalties which was affected by the Christmas holiday. The increase in trading securities was due to additional contributions to our deferred compensation plan.

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

Net cash used in investing activities for 2010, 2009, and 2008, was $85.2 million, $79.2 million, and $60.1 million, respectively. Investing activities included purchases of property and equipment related to the opening of new company-owned restaurants and restaurants under construction in all periods. In 2010 we opened 35 new restaurants. In 2009 we opened 36 new restaurants. In 2008 we purchased nine franchised locations in Nevada for $23.1 million and opened 31 new restaurants. In 2011, we expect capital expenditures for approximately 50 new or relocated company-owned restaurants to cost approximately $1.8 million per location, and expenditures of approximately $20.0 million for the upgrades and remodels of existing restaurants. We also expect to spend approximately $4.0 million for technology improvements at our company-owned restaurants and at our home office. In 2010, we purchased $99.2 million of marketable securities and received proceeds of $87.3 million as investments in marketable securities matured. In 2009, we purchased $57.0 million of marketable securities and received proceeds of $51.6 million as investments in marketable securities matured or were sold. In 2008, we purchased $116.3 million of marketable securities and received proceeds of $146.6 million as investments in marketable securities matured or were sold.

Net cash provided by financing activities for 2010, 2009, and 2008, was $1.3 million, $1.1 million, and $853,000, respectively. Net cash provided by financing activities for 2010 resulted primarily from the issuance of common stock for options exercised and employee stock purchases of $1.4 million and excess tax benefits for restricted stock unit issuances of $1.5 million partially offset by tax payments for restricted stock units of $1.6 million. Net cash provided by financing activities for 2009 resulted primarily from the issuance of common stock for options exercised and employee stock purchases of $1.2 million and excess tax benefits for restricted stock unit issuances of $1.5 million partially offset by tax payments for restricted stock units of $1.5 million. Net cash provided by financing activities for 2008 resulted from the issuance of common stock for options exercised and employee stock purchases of $1.2 million and excess tax benefits for restricted stock unit issuances of $615,000 partially offset by tax payments for restricted stock units of $989,000. No additional funding from the issuance of common stock (other than from the exercise of options and employee stock purchases) is anticipated in 2011.

Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. We own the buildings in which 41 of our restaurants operate and therefore have a limited ability to enter into sale-leaseback transactions as a potential source of cash.

The following table presents a summary of our contractual operating lease obligations and commitments as of December 26, 2010:

		Payments Due By Period (in thousands)
	Total	Less than one year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$275,878	32,516	61,806	56,696	124,860
Commitments for restaurants under development	52,674	2,357	7,000	7,029	36,288
Total	$328,552	34,873	68,806	63,725	161,148

We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations in the foreseeable future. Our future cash outflows related to income tax uncertainties amounts to $721,000. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

Recent Accounting Pronouncements

We reviewed all significant newly issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our financial statements as a result of future adoption.

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

Results of Quarterly Operations (unaudited)

	Mar. 29, 2009	Jun. 28, 2009	Sep. 27, 2009	Dec. 27, 2009	Mar. 28, 2010	Jun. 27, 2010	Sep. 26, 2010	Dec. 26, 2010
Revenue:
Restaurant sales	$119,424	117,763	120,290	131,225	137,962	131,531	136,953	148,738
Franchise royalties and fees	12,131	11,859	12,451	13,781	14,309	14,170	14,395	15,198
Total revenue	131,555	129,622	132,741	145,006	152,271	145,701	151,348	163,936

Costs and expenses:
Restaurant operating costs:
Cost of sales	36,208	35,922	35,809	39,720	42,224	37,601	38,232	42,820
Labor	35,549	36,056	36,369	38,581	40,685	40,089	41,995	44,424
Operating	17,987	17,966	19,416	20,989	21,455	21,173	22,835	23,231
Occupancy	7,594	7,924	8,256	8,588	8,910	8,807	9,131	9,653
Depreciation and amortization	7,495	7,888	8,267	8,955	9,550	9,456	9,766	10,433
General and administrative	11,420	11,773	12,943	13,268	12,026	12,929	14,003	15,038
Preopening	2,409	1,673	1,149	2,471	1,115	1,197	2,789	3,297
Loss on asset disposals and impairment	175	272	842	639	411	526	682	432
Total costs and expenses	118,837	119,474	123,051	133,211	136,376	131,778	139,433	149,328
Income from operations	12,718	10,148	9,690	11,795	15,895	13,923	11,915	14,608
Investment income (loss)	76	413	379	209	185	(156)	305	350
Earnings before income taxes	12,794	10,561	10,069	12,004	16,080	13,767	12,220	14,958
Income tax expense	4,308	3,586	3,197	3,666	5,519	4,601	3,716	4,789
Net earnings	$8,486	6,975	6,872	8,338	10,561	9,166	8,504	10,169

Earnings per common share — basic	$0.47	0.39	0.38	0.46	0.58	0.50	0.47	0.56
Earnings per common share — diluted	$0.47	0.39	0.38	0.46	0.58	0.50	0.47	0.55
Weighted average shares outstanding — basic	17,980	17,999	18,024	18,038	18,147	18,167	18,187	18,200
Weighted average shares outstanding — diluted	18,041	18,070	18,098	18,208	18,229	18,234	18,253	18,363

Results of Quarterly Operations (unaudited)

	Mar. 29, 2009	Jun. 28, 2009	Sep. 27, 2009	Dec. 27, 2009	Mar. 28, 2010	Jun. 27, 2010	Sep. 26, 2010	Dec. 26, 2010
Revenue:
Restaurant sales	90.8%	90.9%	90.6%	90.5%	90.6%	90.3%	90.5%	90.7%
Franchise royalties and fees	9.2	9.1	9.4	9.5	9.4	9.7	9.5	9.3
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	30.3	30.5	29.8	30.3	30.6	28.6	27.9	28.8
Labor	29.8	30.6	30.2	29.4	29.5	30.5	30.7	29.9
Operating	15.1	15.3	16.1	16.0	15.6	16.1	16.7	15.6
Occupancy	6.4	6.7	6.9	6.5	6.5	6.7	6.7	6.5
Depreciation and amortization	5.7	6.1	6.2	6.2	6.3	6.5	6.5	6.4
General and administrative	8.7	9.1	9.8	9.1	7.9	8.9	9.3	9.2
Preopening	1.8	1.3	0.9	1.7	0.7	0.8	1.8	2.0
Loss on asset disposals and impairment	0.1	0.2	0.6	0.4	0.3	0.4	0.5	0.3
Total costs and expenses	90.3	92.2	92.7	91.9	89.6	90.4	92.1	91.1
Income from operations	9.7	7.8	7.3	8.1	10.4	9.6	7.9	8.9
Investment income (loss)	0.1	0.3	0.3	0.1	0.1	(0.1)	0.2	0.2
Earnings before income taxes	9.7	8.1	7.6	8.3	10.6	9.4	8.1	9.1
Income tax expense	3.3	2.8	2.4	2.5	3.6	3.2	2.5	2.9
Net earnings	6.5%	5.4%	5.2%	5.8%	6.9%	6.3%	5.6%	6.2%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to international market risk related to our cash and cash equivalents and marketable securities. We invest our excess cash in highly liquid short-term investments with maturities of less than one year. These investments are not held for trading or other speculative purposes. We invest with a strategy focused on principal preservation. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and marketable securities and, therefore, impact our cash flows and results of operations. We also have trading securities, which are held to generate returns that seek to offset changes in liabilities related to the equity market risk of our deferred compensation arrangements.

Financial Instruments

Financial instruments that potentially subject us to concentrations of credit risk consist principally of municipal securities. We do not believe there is a significant risk of non-performance by these municipalities because of our investment policy restrictions as to acceptable investment vehicles.

Inflation

The primary inflationary factors affecting our operations are food, labor, and restaurant operating costs. Substantial increases in these costs in any country that we operate in could impact operating results to the extent that such increases cannot be passed along through higher menu prices. A large number of our restaurant personnel are paid at rates based on the applicable federal and state minimum wages, and increases in the minimum wage rates and tip-credit wage rates could directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases.

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. Domestically, we use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. We currently purchase our chicken wings at market prices. If a satisfactory long-term price agreement for chicken wings were to arise, we would consider locking in prices to reduce our price volatility. Chicken wing prices in 2010 averaged 7.1% lower than 2009 as the average price per pound decreased to $1.58 in 2010 from $1.70 in 2009. If there is a significant rise in the price of chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. Chicken wings accounted for approximately 24%, 25%, and 21% of our cost of sales in 2010, 2009, and 2008, respectively, with an annual average price per pound of $1.58, $1.70, and $1.22, respectively. A 10% increase in traditional chicken wing costs during 2010, would have increased restaurant cost of sales by approximately $3.9 million for fiscal 2010. Additional information related to chicken wing prices and our approaches to managing the volatility thereof is included in Item 7 under “Results of Operations.”

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For supplemental information regarding quarterly results of operations, refer to Item 7, “Results of Quarterly Operations.”

BUFFALO WILD WINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Buffalo Wild Wings, Inc.:

We have audited the accompanying consolidated balance sheets of Buffalo Wild Wings, Inc. and subsidiaries as of December 26, 2010 and December 27, 2009, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 26, 2010. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule for each of the fiscal years in the three-year period ended December 26, 2010. We also have audited Buffalo Wild Wings, Inc.’s internal control over financial reporting as of December 26, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Buffalo Wild Wings, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buffalo Wild Wings, Inc. and subsidiaries as of December 26, 2010 and December 27, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 26, 2010, in conformity with U.S. generally accepted accounting principles. In our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Buffalo Wild Wings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ KPMG LLP

Minneapolis, Minnesota
February 25, 2011

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 26, 2010 and December 27, 2009

(Dollar amounts in thousands)

	December 26, 2010	December 27, 2009
Assets
Current assets:
Cash and cash equivalents	$15,309	9,580
Marketable securities	56,827	43,632
Accounts receivable — franchisees, net of allowance of $25	1,086	2,118
Accounts receivable — other	7,947	7,383
Inventory	4,158	3,644
Prepaid expenses	3,505	2,972
Refundable income taxes	6,366	1,872
Deferred income taxes	6,069	2,938
Restricted assets	32,937	24,384
Total current assets	134,204	98,523

Property and equipment, net	224,970	189,639
Other assets	9,937	9,665
Goodwill	11,246	11,246
Total assets	$380,357	309,073

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$2,109	2,706
Accounts payable	17,632	13,436
Accrued compensation and benefits	19,324	19,554
Accrued expenses	5,696	6,540
Current portion of deferred lease credits	293	84
System-wide payables	34,062	24,384
Total current liabilities	79,116	66,704

Long-term liabilities:
Other liabilities	1,574	1,422
Deferred income taxes	24,557	14,940
Deferred lease credits, net of current portion	18,289	16,174
Total liabilities	123,536	99,240

Commitments and contingencies (notes 6 and 15)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 18,214,065 and 18,054,375, respectively	102,484	93,887
Retained earnings	154,346	115,946
Accumulated other comprehensive loss	(9)	—
Total stockholders’ equity	256,821	209,833
Total liabilities and stockholders’ equity	$380,357	309,073

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Fiscal years ended December 26, 2010, December 27, 2009, and December 28, 2008

(Amounts in thousands except per share data)

	Fiscal years ended
	December 26, 2010	December 27, 2009	December 28, 2008
Revenue:
Restaurant sales	$555,184	488,702	379,686
Franchise royalties and fees	58,072	50,222	42,731
Total revenue	613,256	538,924	422,417

Costs and expenses:
Restaurant operating costs:
Cost of sales	160,877	147,659	113,266
Labor	167,193	146,555	114,609
Operating	88,694	76,358	60,205
Occupancy	36,501	32,362	25,157
Depreciation and amortization	39,205	32,605	23,622
General and administrative (1)	53,996	49,404	40,151
Preopening	8,398	7,702	7,930
Loss on asset disposals and impairment	2,051	1,928	2,083
Total costs and expenses	556,915	494,573	387,023
Income from operations	56,341	44,351	35,394
Investment income	684	1,077	970
Earnings before income taxes	57,025	45,428	36,364
Income tax expense	18,625	14,757	11,929
Net earnings	$38,400	30,671	24,435

Earnings per common share — basic	$2.11	1.70	1.37
Earnings per common share — diluted	$2.10	1.69	1.36
Weighted average shares outstanding — basic	18,175	18,010	17,813
Weighted average shares outstanding — diluted	18,270	18,177	17,995

(1) Includes stock-based compensation of $7,712, $6,490, and $4,900, respectively

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fiscal years ended December 26, 2010, December 27, 2009, and December 28, 2008

(Dollar amounts in thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	(Loss) Income	Total
Balance at December 30, 2007	17,657,020	$80,825	60,840	—	$141,665

Net earnings	—	—	24,435	—	24,435
Shares issued under employee stock purchase plan	43,948	905	—	—	905
Shares issued from restricted stock units	153,891	—	—	—	—
Units effectively repurchased for required employee withholding taxes	(45,320)	(1,249)	—	—	(1,249)
Exercise of stock options	77,732	322	—	—	322
Tax benefit from stock issued	—	615	—	—	615
Stock-based compensation	—	4,900	—	—	4,900
Balance at December 28, 2008	17,887,271	86,318	85,275	—	171,593

Net earnings	—	—	30,671	—	30,671
Shares issued under employee stock purchase plan	48,237	1,096	—	—	1,096
Shares issued from restricted stock units	155,394	—	—	—	—
Units effectively repurchased for required employee withholding taxes	(49,633)	(1,553)	—	—	(1,553)
Exercise of stock options	13,106	83	—	—	83
Tax benefit from stock issued	—	1,453	—	—	1,453
Stock-based compensation	—	6,490	—	—	6,490
Balance at December 27, 2009	18,054,375	93,887	115,946	—	209,833

Net earnings	—	—	38,400	—	38,400
Other comprehensive loss	—	—	—	(9)	(9)
Comprehensive income	—	—	—	—	38,391
Shares issued under employee stock purchase plan	36,049	1,186	—	—	1,186
Shares issued from restricted stock units	134,819	—	—	—	—
Units effectively repurchased for required employee withholding taxes	(37,038)	(2,005)	—	—	(2,005)
Exercise of stock options	25,860	229	—	—	229
Tax benefit from stock issued	—	1,475	—	—	1,475
Stock-based compensation	—	7,712	—	—	7,712
Balance at December 26, 2010	18,214,065	$102,484	154,346	(9)	$256,821

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal years ended December 26, 2010, December 27, 2009, and December 28, 2008

(Dollar amounts in thousands)

	Fiscal years ended
	December 26, 2010	December 27, 2009	December 28, 2008
Cash flows from operating activities:
Net earnings	$38,400	30,671	24,435
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	38,591	31,993	23,415
Amortization	614	612	207
Loss on asset disposals and impairment	1,835	1,928	2,083
Deferred lease credits	2,217	2,181	1,955
Deferred income taxes	6,486	4,817	6,322
Stock-based compensation	7,712	6,490	4,900
Excess tax benefit from the exercise of stock options	(1,475)	(1,453)	(615)
Change in operating assets and liabilities, net of effect of acquisition:
Trading securities	(1,369)	(2,051)	23
Accounts receivable	(357)	(2,663)	375
Inventory	(514)	(540)	(473)
Prepaid expenses	(533)	322	(152)
Other assets	(885)	(490)	(608)
Unearned franchise fees	(597)	192	198
Accounts payable	1,898	1,150	809
Refundable income taxes	(3,019)	1,192	890
Accrued expenses	695	4,935	2,343
Net cash provided by operating activities	89,699	79,286	66,107

Cash flows from investing activities:
Acquisition of property and equipment	(73,399)	(73,748)	(67,396)
Purchase of marketable securities	(99,165)	(57,024)	(116,259)
Proceeds of marketable securities	87,338	51,600	146,592
Acquisition of franchised restaurants	—	—	(23,071)
Net cash used in investing activities	(85,226)	(79,172)	(60,134)

Cash flows from financing activities:
Issuance of common stock	1,415	1,179	1,227
Excess tax benefit from the exercise of stock options	1,475	1,453	615
Tax payments for restricted stock	(1,625)	(1,513)	(989)
Net cash provided by financing activities	1,265	1,119	853
Effect of exchange rate changes on cash and cash equivalents	(9)	—	—
Net increase in cash and cash equivalents	5,729	1,233	6,826
Cash and cash equivalents at beginning of year	9,580	8,347	1,521
Cash and cash equivalents at end of year	$15,309	9,580	8,347

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2010 and December 27, 2009

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

At December 26, 2010, December 27, 2009, and December 28, 2008, we operated 259, 232, and 197 company-owned restaurants, respectively, and had 473, 420, and 363 franchised restaurants, respectively.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of Buffalo Wild Wings, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Our franchise and license arrangements provide our franchisee and licensee entities the power to direct the activities that most significantly impact their economic performance; therefore, we do not consider ourselves to be the primary beneficiary of any such entity that might be a variable interest entity. The renewal option terms in certain of our operating lease agreements give us a variable interest in the lessor entity, however we have concluded that we do not have the power to direct the activities that most significantly impact the lessor entities’ economic performance and as a result do not consider ourselves to be the primary beneficiary of such entities.

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

(d) Fiscal Year

We utilize a 52- or 53-week accounting period that ends on the last Sunday in December. The fiscal years ended December 26, 2010, December 27, 2009 and December 28, 2008, comprised 52 weeks. Our next 53-week year will occur in 2012.

(e) Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

(f) Marketable Securities

Marketable securities consist of available-for-sale securities and trading securities that are carried at fair value and held-to-maturity securities that are stated at amortized cost, which approximates market.

Available-for-sale securities are classified as current assets based upon our intent and ability to use any and all of the securities as necessary to satisfy the operational requirements of our business. Realized gains and losses from the sale of available-for-sale securities were not material for fiscal 2010, 2009, and 2008. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. The available-for-sale investments carry short-term repricing features which generally result in these investments having a value at or near par value (cost).

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2010 and December 27, 2009

(Dollar amounts in thousands, except per-share amounts)

Trading securities are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings as investment income. We have funded a deferred compensation plan using trading assets in a marketable equity portfolio. This portfolio is held to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. These deferred compensation liabilities were $4,815 and $3,487 as of December 26, 2010 and December 27, 2009, respectively, and are included in accrued compensation and benefits in the accompanying consolidated balance sheets.

(g) Accounts Receivable

Accounts receivable — franchisees represents royalty receivables from our franchisees. Accounts receivable — other consists primarily of contractually-determined receivables for leasehold improvements, credit cards, vendor allowances, and purchased interest on investments. Cash flows related to accounts receivable are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

(h) Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Cash flows related to inventory sales are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

We purchase products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors but the terms of the contracts and nature of the products are such that purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is chicken wings. Chicken wings are purchased by us at market prices. For fiscal 2010, 2009, and 2008, chicken wings were 24%, 25%, and 21% of restaurant cost of sales, respectively.

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

(j) Goodwill and Other Assets

Goodwill represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill and indefinite-life purchased liquor licenses are subject to an annual impairment analysis. We identify potential impairments of goodwill by comparing the fair value of the reporting unit to its net book value, which includes goodwill and other intangible assets. The fair value of the reporting unit is calculated using a combination of the income and market approaches. This amount is compared to the carrying value of the entity. If the fair value of the reporting unit exceeds the carrying amount, the assets are not impaired. If the carrying amount exceeds the fair value, this is an indication that impairment may exist. We calculate the amount of the impairment by comparing the implied fair value of the assets and liabilities of the reporting unit

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2010 and December 27, 2009

(Dollar amounts in thousands, except per-share amounts)

with the carrying amount. If the implied value of the asset is less than the carrying amount, impairment is recognized for the difference. All goodwill was considered recoverable as of December 26, 2010.

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

If the carrying amount exceeds the fair value, we calculate the possible impairment by comparing the implied fair value of the liquor licenses with the carrying amount. If the implied value of the asset is less than the carrying amount, a write-down is recorded. The carrying amount of the liquor licenses not subject to amortization as of December 26, 2010 and December 27, 2009 was $598 and $443, respectively, and is included in other assets in the accompanying consolidated balance sheets.

(k) Fair Values of Financial Instruments

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

(l) Asset Retirement Obligations

An asset retirement obligation associated with the retirement of a tangible long-lived asset is recognized as a liability in the period incurred or when it becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. We must recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. Conditional asset retirement obligations are legal obligations to perform asset retirement activities when the timing and/or method of settlement are conditional on a future event or may not be within our control. Asset retirement costs are depreciated over the useful life of the related asset. As of December 26, 2010 and December 27, 2009, we had asset retirement obligations of $301 and $259, respectively.

(m) Foreign Currency

Our reporting currency is the U.S. dollar, while the functional currency of our Canadian operations is the Canadian dollar. Our assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues and expenses are translated using the average exchange rate for the period.

(n) Revenue Recognition

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

December 26, 2010 and December 27, 2009

(Dollar amounts in thousands, except per-share amounts)

Sales from company-owned restaurant revenues are recognized as revenue at the point of the delivery of meals and services. All sales taxes are presented on a net basis and are excluded from revenue.

(o) Franchise Operations

We enter into franchise agreements with unrelated third parties to build and operate restaurants using the Buffalo Wild Wings brand within a defined geographical area. We believe that franchising is an effective and efficient means to expand the Buffalo Wild Wings brand. The franchisee is required to operate their restaurants in compliance with their franchise agreement that includes adherence to operating and quality control procedures established by us. We do not provide loans, leases, or guarantees to the franchisee or the franchisee’s employees and vendors. If a franchisee becomes financially distressed, we do not provide any financial assistance. If financial distress leads to a franchisee’s noncompliance with the franchise agreement and we elect to terminate the franchise agreement, we have the right but not the obligation to acquire the assets of the franchisee at fair value as determined by an independent appraiser. We receive a 5% royalty of gross sales as defined in the franchise agreement, and in 2010 allowances directly from the franchisees’ vendors were approximately 0.4% of the franchisees’ gross sales. We have financial exposure for the collection of the royalty payments. Franchisees generally remit royalty payments weekly for the prior week’s sales, which substantially minimizes our financial exposure. Historically, we have experienced insignificant write-offs of franchisee royalties. Franchise and area development fees are paid upon the signing of the related agreements.

(p) Advertising Costs

Contributions of franchise fees related to the national advertising fund constitute agency transactions and are not recognized as revenues and expenses. Related advertising obligations are accrued and the costs expensed at the same time the related revenue is recognized. These advertising fees are recorded as a liability against which specific costs are charged.

Contributions to the national advertising fund related to company-owned restaurants are expensed as contributed and local advertising costs for company-owned restaurants are expensed as incurred. These costs aggregated $20,415, $17,758, and $13,503, in fiscal years 2010, 2009, and 2008, respectively.

(q) Preopening Costs

Costs associated with the opening of new company-owned restaurants are expensed as incurred.

(r) Payments Received from Vendors

Vendor allowances include allowances and other funds received from vendors. Certain of these funds are determined based on various quantitative contract terms. We also receive vendor allowances from certain manufacturers and distributors calculated based upon purchases made by franchisees. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction of the related expense. Amounts that represent a reduction of inventory purchase costs are recorded as a reduction of inventoriable costs. We recorded an estimate of earned vendor allowances that are calculated based upon monthly purchases. We generally receive payment from vendors approximately 30 days from the end of a month for that month’s purchases. During fiscal 2010, 2009, and 2008, vendor allowances were recorded as a reduction in inventoriable costs, and cost of sales was reduced by $6,385, $5,985, and $5,192, respectively.

(s) Restricted Assets and System-wide Payables

We have a system-wide marketing and advertising fund. Company-owned and franchised restaurants are required to remit a designated portion of restaurant sales, to a separate advertising fund that is used for marketing and advertising efforts throughout the system. That amount was 3% of restaurant sales in all years presented. Certain payments received from various vendors are deposited into the national advertising fund. These funds are used for development and implementation of system-wide initiatives and programs. As of December 26, 2010 and December 27, 2009, the national advertising fund liability was $22,041 and $16,084, respectively.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2010 and December 27, 2009

(Dollar amounts in thousands, except per-share amounts)

We have a system-wide gift card fund which consists of a cash balance, which is restricted to funding of future gift card redemptions and gift card related costs, and a corresponding liability for those outstanding gift cards which we believe will be redeemed in the future. As of December 26, 2010 and December 27, 2009, the gift card liability was $11,436 and $8,300, respectively.

We account for the assets and liabilities of these funds as “restricted assets” and “system-wide payables” on our accompanying consolidated balance sheets.

(t) Earnings Per Common Share

Basic earnings per common share excludes dilution and is computed by dividing the net earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include dilutive common stock equivalents consisting of stock options determined by the treasury stock method. Restricted stock units are contingently issuable shares subject to vesting based on performance criteria. Vesting typically occurs in the fourth quarter of the year when income targets have been met. Upon vesting, the shares to be issued are included in the diluted earnings per share calculation as of the beginning of the period in which the vesting conditions are satisfied. Restricted stock units included in diluted earnings per share are net of the required minimum employee withholding taxes.

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

(v) Deferred Lease Credits

Deferred lease credits consist of reimbursement of costs of leasehold improvements from our lessors and adjustments to recognize rent expense on a straight-line basis. Reimbursements are amortized on a straight-line basis over the term of the applicable lease, without consideration of renewal options. Leases typically have an initial lease term of between 10 and 15 years and contain renewal options under which we may extend the terms for periods of three to five years. Certain leases contain rent escalation clauses that require higher rental payments in later years. Leases may also contain rent holidays, or free rent periods, during the lease term. Rent expense is recognized on a straight-line basis over the term of the lease commencing at the start of our construction period for the restaurant, without consideration of renewal options, unless renewals are reasonably assured because failure to renew would result in an economic penalty.

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

Total stock-based compensation expense recognized in the consolidated statement of earnings for fiscal year 2010 was $7,712 before income taxes and consisted of restricted stock, stock options, and employee stock purchase plan (ESPP) expense of $6,519, $560 and $633, respectively. The related total tax benefit recognized in 2010 was $2,528.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2010 and December 27, 2009

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton (“BSM”) option valuation model with the following assumptions:

	Stock Options
	December 26, 2010	December 27, 2009	December 28, 2008
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	54.4%	59.2%	45.6%
Risk-free interest rate	2.6%	2.0%	2.8%
Expected life of options	5 years	5 years	5 years

Employee Stock Purchase Plan
	December 26, 2010	December 27, 2009	December 28, 2008
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	50.0-50.6%	52.7-59.1%	46.7-55.7%
Risk-free interest rate	0.2-0.3%	0.2-0.3%	0.8-1.9%
Expected life of options	0.5 years	0.5 years	0.5 years

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

(x) New Accounting Pronouncements

We reviewed all significant newly issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our financial statements as a result of future adoption.

(2) Fair Value Measurements

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

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2010 and December 27, 2009

(Dollar amounts in thousands, except per-share amounts)

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 26, 2010:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$2,608	—	—	2,608
Marketable Securities	4,987	11,949	—	16,936
Liabilities
Derivatives	86	—	—	86

We classified a portion of our marketable securities as available-for-sale and trading securities which were reported at fair market value, using the “market approach” valuation technique. The “market approach” valuation method uses prices and other relevant information observable in market transactions involving identical or comparable assets. Our trading securities are valued using the Level 1 approach. Our cash equivalents include commercial paper and money market funds which are valued using a Level 1 approach.  Our available-for-sale marketable securities are valued using a Level 2 approach using observable direct and indirect inputs for municipal bonds. Our derivatives consist of natural gas commodity future contracts which are valued with a Level 1 approach using quoted prices in an active market for identical derivative liabilities that are traded on an exchange.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the fiscal years ended December 26, 2010, December 27, 2009, and December 28, 2008.

Our financial assets and liabilities requiring a fair-value measurement on a non-recurring basis were not significant as of December 26, 2010.

Assets and liabilities that are measured at fair value on a recurring basis

At December 26, 2010, we did not have any significant nonfinancial assets or liabilities that required a fair-value measurement on a recurring basis.

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

The following table presents the asset impairment charges we recorded during 2009 and the net carrying value of those impaired long-lived assets as of December 27, 2009:

	Net Carrying Value as of	Fair Value Measured and Recorded At Reporting Date			2009 Impairment
	December 27, 2009	Level 1	Level 2	Level 3	Charges
Long-lived assets	$296	—	—	296	(296)

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2010 and December 27, 2009

(Dollar amounts in thousands, except per-share amounts)

Financial assets and liabilities not measured at fair value

Certain of our financial assets and liabilities are recorded at their carrying amounts which approximate fair value, based on their short-term nature or variable interest rate. These financial assets and liabilities include cash and cash equivalents, accounts receivable, and accounts payable.

(3) Marketable Securities

Marketable securities were comprised as follows:

	December 26, 2010	December 27, 2009
Held-to-maturity
Municipal securities	$39,891	15,707
Available-for-sale
Municipal securities	11,949	24,307
Trading
Mutual funds	4,987	3,618
Total	$56,827	43,632

Purchases of available for-sale securities totaled $56,088 and sales totaled $68,440 in 2010. Purchases of held-to-maturity securities totaled $43,607 and proceeds from maturities totaled $18,899 in 2010. All held-to-maturity debt securities mature within one year and had an aggregate fair value of $39,877 at December 26, 2010.

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

Trading securities represent investments held for future needs of a non-qualified deferred compensation plan.

The fair value of available-for-sale investments in debt securities by contractual maturities at December 26, 2010, was as follows:

Maturity date	Fair Value
1-5 years	$3,444
5-10 years	—
After 10 years	8,505
Total	$11,949

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2010 and December 27, 2009

(Dollar amounts in thousands, except per-share amounts)

(4) Property and Equipment

Property and equipment consisted of the following:

	December 26, 2010	December 27, 2009
Construction in process	$9,521	6,443
Buildings	24,167	18,338
Furniture, fixtures, and equipment	140,064	121,166
Leasehold improvements	184,589	152,108
	358,341	298,055
Less accumulated depreciation	(133,371)	(108,416)
	$224,970	189,639

(5) Goodwill and Other Intangible Assets

Goodwill is summarized below:

	December 26, 2010	December 27, 2009
Beginning of year	$11,246	10,972
Adjustments	—	274
End of year	$11,246	11,246

Goodwill is not subject to amortization but is fully deductible for tax purposes.

Reacquired franchise rights consisted of the following:

	December 26, 2010	December 27, 2009
Reacquired franchise rights	$7,040	7,040
Accumulated amortization	(1,433)	(819)
	$5,607	6,221

Amortization expense related to reacquired franchise rights for 2010 and 2009 was $614 and $612, respectively. The weighted average amortization period is 17 years. Estimated future amortization expense as of December 26, 2010 was as follows:

Fiscal year ending:
2011	$605
2012	579
2013	535
2014	491
2015	475
Thereafter	2,922
Total future amortization expense	$5,607

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2010 and December 27, 2009

(Dollar amounts in thousands, except per-share amounts)

(6) Lease Commitments

We lease all of our restaurants and corporate offices under operating leases that have various expiration dates. In addition to base rents, leases typically require us to pay our share of common area maintenance, insurance, real estate taxes, and other operating costs.  Certain leases also include provisions for contingent rentals based upon sales.

Future minimum rental payments due under noncancelable operating leases for existing restaurants and commitments for restaurants under development as of December 26, 2010 were as follows:

	Operating leases	Restaurants under development
Fiscal year ending:
2011	$32,516	2,357
2012	31,698	3,495
2013	30,108	3,505
2014	28,948	3,509
2015	27,748	3,520
Thereafter	124,860	36,288
Total future minimum lease payments	$275,878	52,674

In 2010, 2009, and 2008, we rented office space under operating leases which, in addition to the minimum lease payments, require payment of a proportionate share of the real estate taxes and building operating expenses. We also rent restaurant space under operating leases, some of which, in addition to the minimum lease payments and proportionate share of real estate and operating expenses, require payment of percentage rents based upon sales levels. Rent expense, excluding our proportionate share of real estate taxes and building operating expenses, was as follows:

	Fiscal Years Ended
	December 26, 2010	December 27, 2009	December 28, 2008
Minimum rents	$30,438	27,042	21,714
Percentage rents	285	361	308
Total	$30,723	27,403	22,022
Equipment and auto leases	$536	495	356

(7) Derivative Instruments

We use commodity derivatives to manage our exposure to price fluctuations. We enter into options and future contracts to reduce our risk of natural gas price fluctuations. These derivatives do not qualify for hedge accounting and changes in fair value are included in current net income. These changes are classified as a component of restaurant operating expenses. All changes in the fair value of these contracts are recorded in earnings in the period in which they occur. Net losses of $225 and $383 were recognized in fiscal 2010 and 2009, respectively. The fair value of our derivative instruments as of December 26, 2010 and December 27, 2009 was $86 and $11, respectively, and is a liability in accrued expenses in the accompanying consolidated balance sheets. As of December 26, 2010, the maximum length of time over which we are hedging our exposure to the variability in future cash flows related to the purchase of natural gas is three months. As of December 26, 2010 and December 27, 2009 we were party to natural gas swap contracts with notional values of $249 and $525, respectively.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2010 and December 27, 2009

(Dollar amounts in thousands, except per-share amounts)

(8) Income Taxes

We file income tax returns in the U.S. federal and state jurisdictions and Canada and provincial jurisdictions.  The Internal Revenue Service completed their examination of our 2008 U.S. federal income tax return in 2010.  We received a refund for employment related credits partially offset by other minor adjustments.  With few exceptions, we are no longer subject to state income tax examinations for years before 2006. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations prior to December 25, 2011. The provision for income taxes consisted of the following:

	Fiscal Years Ended
	December 26, 2010	December 27, 2009	December 28, 2008
Current:
Federal	$9,345	7,917	4,082
State	2,794	2,023	1,525
Deferred:
Federal	6,462	4,824	6,125
State	24	(7)	197
Total income tax expense	$18,625	14,757	11,929

The following is a reconciliation of the expected federal income taxes (benefits) at the statutory rate of 35% to the actual provision for income taxes:

	Fiscal Years Ended
	December 26, 2010	December 27, 2009	December 28, 2008
Expected federal income tax expense	$19,959	15,883	12,728
State income tax expense, net of federal effect	1,944	1,310	1,119
Nondeductible expenses	117	69	116
Tax exempt income	(63)	(85)	(430)
General business credits	(3,902)	(2,713)	(1,752)
Other, net	570	293	148
Total income tax expense	$18,625	14,757	11,929

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2010 and December 27, 2009

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

	Fiscal Years Ended
	December 26, 2010	December 27, 2009
Deferred tax assets:
Unearned revenue	$870	1,028
Accrued vacation	651	372
Accrued compensation	2,009	1,509
Deferred lease credits	2,362	1,992
Restricted stock units	2,631	1,362
Accrued advertising	2,329	—
Other	855	839
	$11,707	7,102
Deferred tax liability:
Depreciation	$29,593	18,736
Goodwill	602	368
Total	$30,195	19,104

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

Balance at December 27, 2009	$566
Additions based on tax positions related to the current year	238
Reductions for tax positions of prior years	(15)
Reductions due to lapse of statute of limitations	(68)
Balance at December 26, 2010	$721

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During 2010, 2009, and 2008, interest and penalties of ($5), ($24), and $26, respectively, were included in income tax expense. As of December 26, 2010, and December 27, 2009, interest and penalties related to unrecognized tax benefits totaled $85 and $89, respectively. Included in the balance at December 26, 2010, and December 27, 2009, are unrecognized tax benefits of $469 and $368, respectively, which if recognized, would affect the annual effective tax rate. The difference between these amounts and the amount reflected in the reconciliation above relates to the deferred U.S. federal income tax benefit on unrecognized tax benefits related to U.S. state income taxes.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2010 and December 27, 2009

(Dollar amounts in thousands, except per-share amounts)

(9) Stockholders’ Equity

(a) Stock Options

We have 3.9 million shares of common stock reserved for issuance under the Equity Incentive Plan (Plan) for employees, officers, and directors. The option price for shares issued under this plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven to ten years. Nonqualified stock options issued pursuant to the Plan have varying vesting periods from immediately to four years and have a contractual life of seven to ten years. Incentive stock options may be granted under this plan until May 15, 2018. We issue new shares of common stock upon exercise of stock options. Option activity is summarized for the year ended December 26, 2010 as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding, December 27, 2009	179,134	$19.00	4.3	$4,285
Granted	35,984	48.41
Exercised	(25,860)	8.74
Cancelled	(3,092)	28.04
Outstanding, December 26, 2010	186,166	$25.96	4.0	$3,663
Exercisable, December 26, 2010	122,551	20.12	3.3	3,075

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $44.97 as of the last business day of the year ended December 26, 2010, which would have been received by the optionees had all options been exercised on that date. As of December 26, 2010, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,060, which is expected to be recognized over a weighted average period of approximately 2.3 years. During 2010, 2009, and 2008, the total intrinsic value of stock options exercised was $928, $450, and $1,567, respectively. During 2010, 2009, and 2008, the total fair value of options vested was $536, $369, and $33, respectively. During 2010 and 2009, the weighted average grant date fair value of options granted was $23.82 and $15.96, respectively.

The following table summarizes our stock options outstanding at December 26, 2010:

	Options outstanding			Options exercisable
Range	Shares	Average remaining contractual life (years)	Weighted average exercise price	Shares	Weighted average exercise price
$3.75 – 9.08	47,495	1.4	$6.20	47,495	$6.20
9.33 – 24.96	54,740	4.0	24.02	42,205	23.74
30.87 – 31.00	47,947	5.0	30.91	24,020	30.91
48.35 – 51.42	35,984	6.1	48.41	8,831	48.35
	186,166			122,551

The Plan has 513,677 shares available for grant as of December 26, 2010.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2010 and December 27, 2009

(Dollar amounts in thousands, except per-share amounts)

(b) Restricted Stock Units

We have a stock performance plan, under which restricted stock units are granted annually at the discretion of the Board of Directors.

In 2008, we granted restricted stock units subject to cumulative one-year, two-year, and three-year net earnings targets. The number of units that vest each year is based on performance against those cumulative targets. Stock-based compensation was recognized for the expected number of units vesting at the end of each annual period. Restricted stock units vested at the end of the first year were fully expensed during 2008. Restricted stock units vested at the end of the second year were expensed during 2008 and 2009. Restricted stock units vested at the end of the third year were expensed during 2008, 2009, and 2010. Restricted stock units which had not vested as of December 26, 2010 were forfeited.

In 2010 and 2009, we granted restricted stock units subject to three-year cliff vesting and a cumulative three-year earnings target. The number of units which vest at the end of the three-year period is based on performance against the target. These restricted stock units are subject to forfeiture if they have not vested at the end of the three-year period. Stock-based compensation is recognized for the expected number of units vesting at the end of the period and is expensed over the three-year period.

For each grant, restricted stock units meeting the performance criteria will vest as of the end of our fiscal year. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required minimum employee withholding taxes. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for fiscal 2010 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 27, 2009	450,869	$28.43
Granted	211,880	40.82
Vested	(143,637)	21.59
Cancelled	(25,459)	29.98
Outstanding, December 26, 2010	493,653	$35.66

As of December 26, 2010, the stock-based compensation expense related to nonvested awards not yet recognized was $7,587, which is expected to be recognized over a weighted average period of 1.6 years. During fiscal years 2010 and 2009 the total grant date fair value of shares vested was $3,101 and $3,218, respectively. The weighted average grant date fair value of restricted stock units granted during 2009 was $33.13. During 2010, we recognized $6,519 of stock-based expense related to restricted stock units.

(c) Employee Stock Purchase Plan

We have reserved 600,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“ESPP”). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During 2010, 2009, and 2008, we issued 36,049, 48,237, and 43,948 shares, respectively, of common stock. As of December 26, 2010, we had 304,789 shares available for future issuance under the ESPP.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2010 and December 27, 2009

(Dollar amounts in thousands, except per-share amounts)

(10) Earnings Per Common Share

The following is a reconciliation of basic and fully diluted earnings per common share for fiscal 2010, 2009, and 2008:

	Fiscal year ended December 26, 2010
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$38,400
Earnings per common share	38,400	18,175,358	$2.11
Effect of dilutive securities – stock options	—	72,391
Effect of dilutive securities – restricted stock units	—	21,812
Earnings per common share – assuming dilution	$38,400	18,269,561	$2.10

	Fiscal year ended December 27, 2009
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$30,671
Earnings per common share	30,671	18,010,430	$1.70
Effect of dilutive securities – stock options	—	78,383
Effect of dilutive securities – restricted stock units	—	87,881
Earnings per common share – assuming dilution	$30,671	18,176,694	$1.69

	Fiscal year ended December 28, 2008
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$24,435
Earnings per common share	24,435	17,813,200	$1.37
Effect of dilutive securities – stock options	—	95,351
Effect of dilutive securities – restricted stock units	—	86,975
Earnings per common share – assuming dilution	$24,435	17,995,526	$1.36

The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been anti-dilutive or were performance-granted shares for which the performance criteria had not yet been met:

	December 26, 2010	December 27, 2009	December 28, 2008
Stock options	—	45,958	50,614
Restricted stock units	493,653	450,869	284,845

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2010 and December 27, 2009

(Dollar amounts in thousands, except per-share amounts)

(11) Supplemental Disclosures of Cash Flow Information

	Fiscal Years Ended
	December 26, 2010	December 27, 2009	December 28, 2008
Cash paid during the period for:
Income taxes	$15,315	8,899	4,681
Noncash financing and investing transactions:
Property and equipment not yet paid for	2,298	(4,405)	5,190
Tax withholding for restricted stock units	1,780	1,400	1,360
Goodwill adjustment	—	274	—

(12) Loss on Asset Disposals and Impairment

In 2010, 2009, and 2008, we closed restaurants resulting in a charge to earnings for remaining lease obligations, utilities, and other related costs. These charges were recognized as a part of the loss on asset disposals and impairment on our accompanying consolidated balance sheets.

The following is a rollforward of the store closing reserve for the years ended December 26, 2010, December 27, 2009, and December 28, 2008:

	December 26, 2010	December 27, 2009	December 28, 2008
Beginning reserve balance	$—	—	—
Store closing costs incurred	310	31	85
Costs paid	(250)	(31)	(85)
Ending reserve balance	$60	—	—

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

The following is a summary of the loss on asset disposals and impairment charges recognized by us:

	Fiscal Years Ended
	December 26, 2010	December 27, 2009	December 28, 2008
Store closing charges	$310	31	85
Long-lived asset impairment	—	296	549
Miscellaneous asset write-offs	1,741	1,601	1,449
	$2,051	1,928	2,083

(13) Defined Contribution Plans

We have a defined contribution 401(k) plan whereby eligible employees may contribute pretax wages in accordance with the provisions of the plan. We match 100% of the first 3% and 50% of the next 2% of contributions made by eligible employees. Matching contributions of approximately $1,005, $819, and $702 were made by us during fiscal 2010, 2009, and 2008, respectively.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 26, 2010 and December 27, 2009

(Dollar amounts in thousands, except per-share amounts)

Under our Management Deferred Compensation Plan, our executive officers and certain other individuals are entitled to receive an amount equal to a percentage of their base salary ranging from 5% to 12.5% which is credited on a monthly basis to their deferred compensation account. Cash contributions of $392, $359, and $335 were made by us during 2010, 2009, and 2008, respectively. Such amounts are subject to certain vesting provisions, depending on length of employment and circumstances of employment termination. In addition, individuals may elect to defer a portion or all of their cash compensation.

(14) Related Party Transactions

It is our policy that all related party transactions must be disclosed and approved by the disinterested directors. We have evaluated the terms and considerations for such related party transactions and compared and evaluated these terms to amounts that would have to be paid or received, as applicable, in arms-length transactions with independent third-parties.  We believe all related party transactions are comparable to arms-length.

A member of our board of directors, Warren Mack, is an officer at one of our major law firms. Another member of our board of directors, Jerry Rose, is an officer at one of our suppliers.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 26, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 26, 2010, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in the sections entitled “Executive Compensation” and “Compensation Discussion and Analysis” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2011 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to the security ownership of certain holders is contained in the sections entitled “Security Ownership of Officers and Directors,” “Security Ownership of Certain Beneficial Holders,” and “Equity Compensation Plan Information” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2011 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in the sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2011 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the section entitled “Independent Registered Public Accounting Firm” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2011 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements. The following consolidated financial statements of ours are filed with this report and can be found at Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm dated February 25, 2011

Consolidated Balance Sheets as of December 26, 2010 and December 27, 2009

Consolidated Statements of Earnings for the Fiscal Years Ended December 26, 2010, December 27, 2009, and December 28, 2008

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 26, 2010, December 27, 2009, and December 28, 2008

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 26, 2010, December 27, 2009, and December 28, 2008

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

Date: February 25, 2011	BUFFALO WILD WINGS, INC.

	By	/s/ SALLY J. SMITH
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

Name	Title	Date

/s/ SALLY J. SMITH	Chief Executive Officer, President and Director (principal executive officer)	2/25/11
Sally J. Smith

/s/ MARY J. TWINEM	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	2/25/11
Mary J. Twinem

/s/ DALE M. APPLEQUIST	Director	2/25/11
Dale M. Applequist

/s/ JAMES M. DAMIAN	Director, Chairman of the Board	2/25/11
James M. Damian

/s/ MICHAEL P. JOHNSON	Director	2/25/11
Michael P. Johnson

/s/ ROBERT W. MACDONALD	Director	2/25/11
Robert W. MacDonald

/s/ WARREN E. MACK	Director	2/25/11
Warren E. Mack

/s/ J. OLIVER MAGGARD	Director	2/25/11
J. Oliver Maggard

/s/ JERRY R. ROSE	Director	2/25/11
Jerry R. Rose

Buffalo Wild Wings, Inc.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description		Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Period
Allowance for doubtful accounts	2010	$25	—	—	25
	2009	25	—	—	25
	2008	25	544	544	25

Store closing reserves	2010	—	310	250	60
	2009	—	31	31	—
	2008	—	85	85	—

 BUFFALO WILD WINGS, INC.

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended:	Commission File No.
December 26, 2010	000-24743

Exhibit Number	Description

3.1	Restated Articles of Incorporation, as Amended (incorporated by reference to Exhibit 3.1 to our Form 10-Q for the fiscal quarter ended June 29, 2008)

3.2	Amended and Restated Bylaws, as Amended (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed May 27, 2009)

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

10.3	Cash Incentive Plan (incorporated by reference to Appendix B to our Proxy Statement filed on April 20, 2007) (1)

10.4

Form of Notice of Performance-Based Restricted Stock Unit Award (Officer Level) as of March 1, 2009 (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended March 29, 2009) (1)

10.5	Form of Notice of Performance-Based Restricted Stock Unit Award under the 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on February 22, 2008) (1)

10.6	Form of Notice of Incentive Stock Option Award under the 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on February 22, 2008) (1)

10.7	2003 Equity Incentive Plan, as Amended and Restated on May 15, 2008 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 21, 2008)(1)

10.8	The Executive Nonqualified Excess Plan as of May 15, 2008 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed May 21, 2008)(1)

10.9	The Executive Nonqualified Excess Plan Adoption Agreement as of May 15, 2008 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed May 21, 2008)(1)

10.10	Employment Agreement dated September 16, 2008 with Sally J. Smith (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 22, 2008)(1)

10.11	Employment Agreement dated September 16, 2008 with Mary J. Twinem (incorporated by reference to Exhibit 10.2 to our Form 8-K filed September 22, 2008)(1)

10.12	Employment Agreement dated September 16, 2008 with James M. Schmidt (incorporated by reference to Exhibit 10.3 to our Form 8-K filed September 22, 2008)(1)

10.13	Employment Agreement dated September 16, 2008 with Judith A. Shoulak (incorporated by reference to Exhibit 10.4 to our Form 8-K filed September 22, 2008)(1)

10.14	Employment Agreement dated September 16, 2008 with Kathleen M. Benning (incorporated by reference to Exhibit 10.5 to our Form 8-K filed September 22, 2008)(1)

10.15		Employment Agreement dated September 16, 2008 with Mounir N. Sawda (incorporated by reference to Exhibit 10.8 to our Form 10-Q for the fiscal quarter ended September 28, 2008)(1)

10.16

Form of Amendment to Notice of Restricted Stock Unit Award Relating to Awards in Fiscal Years 2006 and 2007 to Executive Officers (incorporated by reference to Exhibit 10.6 to our Form 8-K filed September 22, 2008)(1)

10.17		Amendment No. 1 to 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 10, 2008)(1)

21.1	*	List of Subsidiaries

23.1	*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1	*	Power of Attorney (included on the signature page)

31.1	*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	*	Nevada Gaming Regulation

*      Filed herewith.

(1)      Management agreement or compensatory plan or arrangement.