Form 10-Q
period 2011-03-27
BUFFALO WILD WINGS INC
filed 2011-05-05
CIK 1062449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2011

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

The number of shares outstanding of the registrant’s common stock as of April 29, 2011:  18,321,353 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(unaudited)

	March 27, 2011	December 26, 2010
Assets
Current assets:
Cash and cash equivalents	$30,411	15,309
Marketable securities	60,901	56,827
Accounts receivable — franchisees, net of allowance of $25	1,288	1,086
Accounts receivable — other	10,294	7,947
Inventory	4,119	4,158
Prepaid expenses	3,081	3,505
Refundable income taxes	2,729	6,366
Deferred income taxes	6,686	6,069
Restricted assets	33,785	32,937
Total current assets	153,294	134,204

Property and equipment, net	237,522	224,970
Other assets	10,253	9,937
Goodwill	11,246	11,246
Total assets	$412,315	380,357

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$2,114	2,109
Accounts payable	24,909	17,632
Accrued compensation and benefits	22,198	19,324
Accrued expenses	6,498	5,696
Current portion of deferred lease credits	81	293
System-wide payables	33,985	34,062
Total current liabilities	89,785	79,116

Long-term liabilities:
Other liabilities	1,752	1,574
Deferred income taxes	27,980	24,557
Deferred lease credits, net of current portion	18,964	18,289
Total liabilities	138,481	123,536

Commitments and contingencies (note 10)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 18,321,353 and 18,214,065, respectively	104,644	102,484
Retained earnings	169,207	154,346
Accumulated other comprehensive loss	(17)	(9)
Total stockholders’ equity	273,834	256,821
Total liabilities and stockholders’ equity	$412,315	380,357

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands except per share data)

(unaudited)

	Three months ended
	March 27, 2011	March 28, 2010
Revenue:
Restaurant sales	$165,527	137,962
Franchise royalties and fees	16,623	14,309
Total revenue	182,150	152,271

Costs and expenses:
Restaurant operating costs:
Cost of sales	46,264	42,224
Labor	48,878	40,685
Operating	24,549	21,455
Occupancy	10,227	8,910
Depreciation and amortization	11,022	9,550
General and administrative (1)	16,292	12,026
Preopening	2,387	1,115
Loss on asset disposals and store closures	411	411
Total costs and expenses	160,030	136,376
Income from operations	22,120	15,895
Investment income	356	185
Earnings before income taxes	22,476	16,080
Income tax expense	7,615	5,519
Net earnings	$14,861	10,561

Earnings per common share — basic	$0.81	0.58
Earnings per common share — diluted	0.81	0.58
Weighted average shares outstanding — basic	18,306	18,147
Weighted average shares outstanding — diluted	18,375	18,229

(1) Includes stock-based compensation of $2,553 and $1,225, respectively

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(unaudited)

	Three months ended
	March 27, 2011	March 28, 2010
Cash flows from operating activities:
Net earnings	$14,861	10,561
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	10,871	9,396
Amortization	151	154
Loss on asset disposals and store closures	411	410
Deferred lease credits	802	537
Deferred income taxes	2,806	(1,136)
Stock-based compensation	2,553	1,225
Excess tax benefit from the exercise of stock options	(140)	(74)
Change in operating assets and liabilities:
Trading securities	(289)	(205)
Accounts receivable	(2,796)	(953)
Inventory	39	42
Prepaid expenses	425	71
Other assets	(468)	(46)
Unearned franchise fees	5	(115)
Accounts payable	2,236	866
Income taxes	3,777	6,101
Accrued expenses	4,565	(2,099)
Net cash provided by operating activities	39,809	24,735

Cash flows from investing activities:
Acquisition of property and equipment	(18,746)	(9,908)
Purchase of marketable securities	(27,185)	(17,960)
Proceeds from marketable securities	23,401	9,854
Net cash used in investing activities	(22,530)	(18,014)

Cash flows from financing activities:
Issuance of common stock	168	123
Excess tax benefit from the exercise of stock options	140	74
Tax payments for restricted stock	(2,481)	(1,625)
Net cash used in financing activities	(2,173)	(1,428)
Effect of exchange rate changes on cash and cash equivalents	(4)	—
Net increase (decrease) in cash and cash equivalents	15,102	5,293
Cash and cash equivalents at beginning of period	15,309	9,580
Cash and cash equivalents at end of period	$30,411	14,873

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 27, 2011 AND MARCH 28, 2010

(Dollar amounts in thousands except share and per share data)

(1)                  Basis of Financial Statement Presentation

The consolidated financial statements as of March 27, 2011 and December 26, 2010, and for the three-month periods ended March 27, 2011 and March 28, 2010 have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information as of March 27, 2011 and for the three-month periods ended March 27, 2011 and March 28, 2010 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

References in the remainder of this document to “Buffalo Wild Wings,” “we,” “us” and “our” refer to the business of Buffalo Wild Wings, Inc. and our subsidiaries.

The financial information as of December 26, 2010 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 26, 2010, which is included in Item 8 in the Fiscal 2010 Annual Report on Form 10-K and should be read in conjunction with such financial statements.

The results of operations for the three-month period ended March 27, 2011 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 25, 2011.

(2)                  Summary of Significant Accounting Policies

(a)                 Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.  Cash flows related to inventory sales are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

We purchase products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by our restaurants and our franchised restaurants is chicken wings. Chicken wings are purchased by us at market prices. For the three-month periods ended March 27, 2011 and March 28, 2010, chicken wings were 19.3% and 28.1%, respectively, of restaurant cost of sales.

(b)                 New Accounting Pronouncement

We reviewed all significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.

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

•                  Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•                  Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of March 27, 2011:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$19,673	—	—	19,673
Marketable Securities	5,276	28,342	—	33,618

We classified a portion of our marketable securities as available-for-sale and trading securities which were reported at fair market value, using the “market approach” valuation technique. The “market approach” valuation method uses prices and other relevant information observable in market transactions involving identical or comparable assets to determine fair market value. Our cash equivalents include commercial paper and money market funds which are valued using a Level 1 approach. Our trading securities are valued using a Level 1 approach. Our available-for-sale marketable securities are valued using a Level 2 approach using observable direct and indirect inputs for municipal bonds.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three-month periods ended March 27, 2011 or March 28, 2010.

(4)                  Marketable Securities

Marketable securities consisted of the following:

	As of
	March 27, 2011	December 26, 2010
Held-to-maturity
Municipal securities	$27,283	39,891
Available-for-sale
Municipal securities	28,342	11,949
Trading
Mutual funds	5,276	4,987
Total	$60,901	56,827

All held-to-maturity debt securities mature within one year and had aggregate fair values of $27,278 and $39,877 as of March 27, 2011 and December 26, 2010, respectively. Trading securities represent investments held for future needs of our non-qualified deferred compensation plan.

(5)                  Property and Equipment

Property and equipment consisted of the following:

	As of
	March 27, 2011	December 26, 2010
Construction in-process	$20,419	9,521
Buildings	26,451	24,167
Furniture, fixtures, and equipment	143,280	140,064
Leasehold improvements	189,159	184,589
	379,309	358,341
Less accumulated depreciation	(141,787)	(133,371)
	$237,522	224,970

(6)                  Derivative Instruments

We use commodity derivatives to manage our exposure to price fluctuations. We may enter into options and futures contracts to reduce our risk of natural gas price fluctuations. These derivatives do not qualify for hedge accounting and changes in fair value are included in current net income. These changes are classified as a component of restaurant operating expenses. All changes in the fair value of these contracts are recorded in earnings in the period in which they occur. Net losses of $1 and $93 were recognized in the first three months of 2011 and 2010, respectively. The fair value of our derivative instruments as of December 26, 2010 was $86 and is a liability in accrued expenses in the accompanying consolidated balance sheets. As of December 26, 2010, we were party to natural gas swap contracts with notional values of $249. As of March 27, 2011, we had no outstanding natural gas swap contracts or other derivatives.

(7)              Stockholders’ Equity

(a)                 Stock Options

We have 3.9 million shares of common stock reserved for issuance under our Equity Incentive Plan (Plan) for our employees, officers, and directors. The option price for shares issued under this plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven to ten years. Nonqualified stock options issued pursuant to the Plan have varying vesting periods from immediately to four years and have a contractual life of seven to ten years. Incentive stock options may be granted under this Plan until May 15, 2018. We issue new shares of common stock upon exercise of stock options. Option activity is summarized for the three months ended March 27, 2011 as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual Life (years)	Aggregate intrinsic value
Outstanding, December 26, 2010	186,166	$25.96	4.0	$3,663

Granted	—	—
Exercised	(21,556)	7.94
Cancelled	(1,136)	40.95
Outstanding, March 27, 2011	163,474	$28.23	4.1	$4,155
Exercisable, March 27, 2011	100,711	22.74	3.5	3,113

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $53.65 as of the last business day of the quarter ended March 27, 2011, which would have been received by the optionees had all options been exercised on that date. As of March 27, 2011, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $956, which is expected to be recognized over a weighted average period of approximately 2.1 years. During the three-month periods ended March 27, 2011 and March 28, 2010, the total intrinsic value of stock options exercised was $1,017 and $357, respectively. No shares were granted or vested during the three-month periods ended March 27, 2011 or March 28, 2010.

The Plan has 514,811 shares available for grant as of March 27, 2011.

(b)                 Restricted Stock Units

We have a stock-based performance plan, under which restricted stock units are granted annually at the discretion of the Board of Directors. In 2009 and 2010, we granted restricted stock units subject to three-year cliff vesting and a cumulative three-year earnings target. The number of units which vest at the end of the three-year period is based on performance against the target. These restricted stock units are subject to forfeiture if they have not vested at the end of the three-year period. Stock-based compensation is recognized for the expected number of units vesting at the end of the period and is expensed over the three-year period.

For each grant, restricted stock units meeting the three-year performance criteria will vest as of the end of our fiscal year. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required minimum employee withholding taxes. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for the first quarter of fiscal 2011 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 26, 2010	493,653	$35.66

Granted	—	—
Vested	—	—
Cancelled	—	—
Outstanding, March 27, 2011	493,653	$35.66

As of March 27, 2011, the total stock-based compensation expense related to nonvested awards not yet recognized was $7,604, which is expected to be recognized over a weighted average period of 1.4 years. No shares were granted or vested during the three-month periods ended March 27, 2011 and March 28, 2010. During the three-month period ended March 27, 2011, we recognized $2,348 of stock-based compensation expense related to restricted stock units.

(c)                  Employee Stock Purchase Plan

We have reserved 600,000 shares of common stock for issuance under our Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the first quarters of 2011 and 2010, we issued no shares of common stock under the plan. As of March 27, 2011, we have 304,789 shares available for future issuance under the ESPP.

(8)                  Earnings Per Share

The following is a reconciliation of basic and fully diluted earnings per common share for the three-month periods ended March 27, 2011 and March 28, 2010:

	Three months ended March 27, 2011
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$14,861
Earnings per common share	14,861	18,306,350	$0.81
Effect of dilutive securities — stock options	—	69,139
Earnings per common share — assuming dilution	$14,861	18,375,489	0.81

	Three months ended March 28, 2010
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$10,561
Earnings per common share	10,561	18,147,388	$0.58
Effect of dilutive securities — stock options	—	81,472
Earnings per common share — assuming dilution	$10,561	18,228,860	0.58

The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been antidilutive or were performance-granted shares for which the performance criteria had not yet been met:

	March 27, 2011	March 28, 2010
Stock options	9,432	—
Restricted stock units	493,653	445,690

(9)                  Supplemental Disclosures of Cash Flow Information

	Three months ended
	March 27, 2011	March 28, 2010
Cash paid during the period for:
Income taxes	$939	533
Noncash financing and investing transactions:
Property and equipment not yet paid for	5,038	272

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 26, 2010. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for 2011, cash requirements, and our expected store openings and preopening costs. Such statements are forward-looking and speak only as of the date on which they are made. Actual results are subject to various risks and uncertainties including, but not limited to, those discussed in this Form 10-Q under Item 2 of Part I as well as in Item 1A of Part I of the fiscal 2010 Form 10-K. Information included in this discussion and analysis includes commentary on company-owned and franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Buffalo Wild Wings® Grill & Bar concept and the overall health of the concept. Franchise information also provides an understanding of our revenues because franchise royalties and fees are based on the opening of franchised units and their sales. However, franchise sales and same-store sales information does not represent sales in accordance with U. S. generally accepted accounting principles (GAAP), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.

Critical Accounting Policies and Use of Estimates

Our most critical accounting policies, which are those that require significant judgment, include: valuation of long-lived assets and store closing reserves, goodwill, vendor allowances, revenue recognition from franchise operations, self-insurance liability, and stock-based compensation. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 26, 2010. There have been no changes to those policies during this period.

Overview

As of March 27, 2011, we owned and operated 263 company-owned and franchised an additional 488 Buffalo Wild Wings® Grill & Bar restaurants in 45 states. The restaurants have elements of both quick casual and casual dining styles, both of which are part of a growing industry. Our long-term focus is to grow to a national chain of about 1,400 locations in the United States, continuing the strategy of developing both company-owned and franchised restaurants. In 2011 we plan to open our first international location in Toronto, Canada and anticipate opening a total of 50 units in Canada over the next 5 years.

Our 2011 annual goals remain at 13% unit growth and over 18% net earnings growth. Our growth and success depend on several factors and trends. First, we continue to monitor and react to changes in our cost of goods sold. The cost of goods sold is difficult to predict, as it has ranged from 27.9% to 30.6% of restaurant sales per quarter in our 2010 fiscal year and year-to-date in 2011. We work to counteract the volatility of chicken wing prices with the introduction of new menu items, marketing promotions, focused efforts on food costs and waste, and menu price increases. We will continue to monitor the cost of chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. We are exploring purchasing strategies to lessen the severity of cost increases and fluctuations, and are reviewing menu additions and other strategies that may decrease the percentage that chicken wings represent in terms of total restaurant sales. We are currently purchasing chicken wings at market prices.

A second factor is our success in developing new markets. There are inherent risks in opening new restaurants, especially in new domestic and international markets, including the lack of experience, logistical support, and brand awareness. These factors may result in lower than anticipated sales and cash flow for restaurants in new markets. We believe our focus on new restaurant opening procedures, along with our expanding national presence, will help to mitigate the overall risk associated with opening restaurants in new markets.

Third, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, therefore, cash flow per location. We remain committed to high quality operations and guest hospitality.

Our revenue is generated by:

•                  Sales at our company-owned restaurants, which represented 91% of total revenue in the first quarter of 2011. Food and nonalcoholic beverages accounted for 78% of restaurant sales. The remaining 22% of restaurant sales was from alcoholic beverages. The menu items with the highest sales volume are traditional and boneless wings at 20% and 19%, respectively, of total restaurant sales.

•                  Royalties and franchise fees received from our franchisees.

We generate cash from the operation of company-owned restaurants and from franchise royalties and fees. We highlight the specific costs associated with the on-going operation of our company-owned restaurants in the consolidated statement of earnings under “Restaurant operating costs.” Nearly all of our depreciation expense relates to assets used by our company-owned restaurants. Preopening costs are those costs associated with opening new company-owned restaurants and will vary quarterly based on the number of new locations opening and under construction. Loss on asset disposals and store closures expense is related to company-owned restaurants and includes the costs associated with closures of locations and normal asset retirements. Certain other expenses, such as general and administrative, relate to both company-owned restaurant and franchising operations.

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Both of the first quarters of 2011 and 2010 consisted of thirteen weeks.

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

	Three months ended
	March 27, 2011	March 28, 2010
Revenue:
Restaurant sales	90.9%	90.6%
Franchising royalties and fees	9.1	9.4
Total revenue	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	27.9	30.6
Labor	29.5	29.5
Operating	14.8	15.6
Occupancy	6.2	6.5
Depreciation and amortization	6.1	6.3
General and administrative	8.9	7.9
Preopening	1.3	0.7
Loss on asset disposals and store closures	0.2	0.3
Total costs and expenses	87.9	89.6
Income from operations	12.1	10.4
Investment income	0.2	0.1
Earnings before income taxes	12.3	10.6
Income tax expense	4.2	3.6
Net earnings	8.2%	6.9%

The number of company-owned and franchised restaurants open are as follows:

	As of
	March 27, 2011	March 28, 2010
Company-owned restaurants	263	235
Franchised restaurants	488	430

The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

	Three months ended
	March 27, 2011	March 28, 2010
Company-owned restaurant sales	$165,527	137,962
Franchised restaurant sales	327,811	283,447

Increases in same-store sales are as follows (based on restaurants operating at least 15 months):

	Three months ended
	March 27, 2011	March 28, 2010
Company-owned same-store sales	3.9%	0.1%
Franchised same-store sales	1.6%	0.7%

The quarterly average prices paid per pound for chicken wings are as follows:

	Three months ended
	March 27, 2011	March 28, 2010
Average price per pound	$1.22	1.91

Results of Operations for the Three Months Ended March 27, 2011 and March 28, 2010

Restaurant sales increased by $27.6 million, or 20.0%, to $165.5 million in 2011 from $138.0 million in 2010. The increase in restaurant sales was due to a $22.7 million increase associated with five new company-owned restaurants that opened in 2011 and 54 company-owned restaurants opened before 2011 that did not meet the criteria for same-store sales for all or part of the three-month period, and $4.9 million related to a 3.9% increase in same-store sales.

Franchise royalties and fees increased by $2.3 million, or 16.2%, to $16.6 million in 2011 from $14.3 million in 2010. The increase was primarily due to additional royalties collected from 15 new franchised restaurants that opened in 2011 and 49 franchised restaurants that opened in the last nine months of 2010. Same-store sales for franchised restaurants increased 1.6% in the first quarter 2011.

Cost of sales increased by $4.0 million, or 9.6%, to $46.3 million in 2011 from $42.2 million in 2010 due primarily to more restaurants being operated in 2011. Cost of sales as a percentage of restaurant sales decreased to 27.9% in 2011 from 30.6% in 2010. Cost of sales as a percentage of restaurant sales decreased primarily due to lower chicken wing prices and production efficiencies. For the first quarter of 2011, the cost of chicken wings averaged $1.22 per pound which was a 36.1% decrease over the same period in 2010. Traditional wing sales decreased slightly to approximately 20.1% of our restaurant sales in 2011 from 20.3% in 2010.

Labor expenses increased by $8.2 million, or 20.1%, to $48.9 million in 2011 from $40.7 million in 2010 due primarily to more restaurants being operated in 2011. Labor expenses as a percentage of restaurant sales remained consistent at 29.5% in both 2011 and 2010. Hourly labor costs increased as a percentage of restaurant sales due to a drive to improve guest service during lunch and happy hour as well as additional menu-related training. This increase was offset by a decrease in the management salaries percentage due to leveraging against higher sales.

Operating expenses increased by $3.1 million, or 14.4%, to $24.5 million in 2011 from $21.5 million in 2010 due primarily to more restaurants being operated in 2011. Operating expenses as a percentage of restaurant sales decreased to 14.8% in 2011 from 15.6% in 2010. The decrease in operating expenses as a percentage of restaurant sales is primarily due to lower general liability insurance and utility costs.

Occupancy expenses increased by $1.3 million, or 14.8%, to $10.2 million in 2011 from $8.9 million in 2010 due primarily to more restaurants being operated in 2011. Occupancy expenses as a percentage of restaurant sales decreased to 6.2% in 2011 from 6.5% in 2010.

Depreciation and amortization increased by $1.5 million, or 15.4%, to $11.0 million in 2011 from $9.6 million in 2010. The increase was primarily due to the additional depreciation on five new restaurants opened in 2011 and the 30 new restaurants that opened in the last nine months of 2010.

General and administrative expenses increased by $4.3 million, or 35.5%, to $16.3 million in 2011 from $12.0 million in 2010 primarily due to additional headcount and higher professional fees. General and administrative expenses as a percentage of total revenue increased to 8.9% in 2011 from 7.9% in 2010. Exclusive of stock-based compensation, our general and administrative expenses as a percentage of revenue increased to 7.5% in 2011 from 7.1% in 2010 due primarily to higher cash incentive plan expenses.

Preopening costs increased by $1.3 million, to $2.4 million in 2011 from $1.1 million in 2010. In 2011, we incurred costs of $998,000 for five new company-owned restaurants opened in the first quarter of 2011 and costs of $1.3 million for restaurants that will open in the second quarter of 2011 or later. In 2010, we incurred costs of $832,000 for five new company-owned restaurants opened in the first quarter of 2010 and costs of $275,000 for restaurants that opened in the second quarter of 2010 or later.

Loss on asset disposals and store closures was $411,000 in both 2011 and 2010. In 2011, the loss was related to store closing costs related to one store closure of $35,000 and the write-off of miscellaneous equipment. In 2010, the loss was related to store closing costs related to two store closures of $140,000 and the write-off of miscellaneous equipment.

Investment income increased by $171,000 to $356,000 in 2011 from $185,000 in 2010. The increase was primarily due to gains on investments held for our deferred compensation plan. Cash and marketable securities balances at the end of the first quarter totaled $91.3 million in 2011 compared to $66.8 million at the end of the first quarter of 2010.

Provision for income taxes increased $2.1 million to $7.6 million in 2011 from $5.5 million in 2010. The effective tax rate as a percentage of income before taxes decreased to 33.9% in 2011 from 34.3% in 2010. For 2011, we believe our effective annual tax rate will be about 34%.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for constructing, remodeling and maintaining our new and existing company-owned restaurants; working capital; acquisitions; and other general business needs. We fund these expenses, except for acquisitions, primarily with cash from operations. Depending on the size of the transaction, acquisitions would generally be funded from cash and marketable securities balances. The cash and marketable securities balance at March 27, 2011 was $91.3 million. We invest our cash balances in debt securities with the focus on protection of principal, adequate liquidity, and return on investment based on risk. As of March 27, 2011, nearly all excess cash was invested in high quality municipal securities.

For the three months ended March 27, 2011, net cash provided by operating activities was $39.8 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, and an increase in accounts payable and accrued expenses, a decrease in refundable income taxes, partially offset by an increase in accounts receivable. The increase in accounts payable was primarily due to an increase in amounts due related to restaurants under construction at the end of the quarter, as well as an increase in the number of restaurants. The increase in accrued expenses was primarily due to the timing of payroll payments. The decrease in refundable income taxes was due to timing of tax payments. The increase in accounts receivable was due to higher credit card sales at the end of the quarter.

For the three months ended March 28, 2010, net cash provided by operating activities was $24.7 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, and an increase in income taxes payable offset by a decrease in accrued expenses. The increase in income taxes payable was due to the timing of income tax payments.  The decrease in accrued expenses was primarily due to the payout of annual bonuses during the quarter.

For the three months ended March 27, 2011 and March 28, 2010, net cash used in investing activities was $22.5 million and $18.0 million, respectively. Investing activities included purchases of property and equipment related to the opening of new company-owned restaurants and restaurants under construction in both periods. During the first three months of 2011 and 2010, we opened five restaurants in each period. In 2011, we expect capital expenditures to be approximately $100 million for an estimated 50 new or relocated company-owned restaurants, $17 million for ongoing remodel and facilities projects and technology improvements, and $6 million for miscellaneous equipment replacement. In 2011, we purchased $27.2 million of marketable securities and received proceeds of $23.4 million as these investments matured or were sold. In 2010, we purchased $18.0 million of marketable securities and received proceeds of $9.9 million as these investments matured or were sold.

For the three months ended March 27, 2011 and March 28, 2010, net cash used in financing activities was $2.2 million and $1.4 million, respectively. Net cash used in financing activities for 2011 resulted primarily from tax payments for restricted stock units of $2.5 million, offset by proceeds from the exercise of stock options of $168,000 and the excess tax benefit from stock issuance of $140,000. Net cash used in financing activities for 2010 resulted primarily from tax payments for restricted stock units of $1.6 million, offset by proceeds from the exercise of stock options of $123,000 and the excess tax benefit from stock issuance of $74,000. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2011.

Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. We own the buildings in which 45 of our restaurants operate and therefore have a limited ability to enter into sale-leaseback transactions as a potential source of cash.

The following table presents a summary of our contractual operating lease obligations and commitments as of March 27, 2011:

		Payments Due By Period (in thousands)
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$278,905	32,926	62,447	57,034	126,498
Lease commitments for restaurants under development	75,073	3,465	10,084	10,049	51,475
Total	$353,978	36,391	72,531	67,083	177,973

We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Our future cash outflows related to income tax uncertainties amounted to $738,000 as of March 27, 2011. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

Off-Balance Sheet Arrangements

As of March 27, 2011, we had no off-balance sheet arrangements or transactions.

Risk Factors/Forward-Looking Statements

The foregoing discussion and other statements in this report contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” or similar words or expressions.  Our forward-looking statements generally relate to our growth strategy, financial results, sales efforts, franchise expectations, store openings and related expense, and cash requirements. Although it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the following (some of which are discussed in greater detail in the risk factor section of our Annual Report on Form 10-K for the fiscal year ended December 26, 2010):

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

•                  Our sales may be negatively affected by a disruption in the viewing of sporting events in our restaurants such as NFL, MLB, NBA, and NHL due to strikes, lockouts, or labor disputes.

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

•                  Our success depends substantially on the value of our brand and our reputation for offering guests an unparalleled guest experience.

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. Domestically, we use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. We currently purchase our chicken wings at market prices. Chicken wings accounted for approximately 19.3% and 28.1% of our cost of sales in the first quarters of 2011 and 2010, respectively, with a quarterly average price per pound of $1.22 and $1.91, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“the Exchange Act”). Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms.

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

Date: May 5, 2011	BUFFALO WILD WINGS, INC.

	By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Mary J. Twinem
Mary J. Twinem, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

BUFFALO WILD WINGS, INC.

FORM 10-Q FOR QUARTER ENDED MARCH 27, 2011

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