Form 10-Q
period 2011-06-26
BUFFALO WILD WINGS INC
filed 2011-08-04
CIK 1062449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The number of shares outstanding of the registrant’s common stock as of July 29, 2011:  18,352,172 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(unaudited)

	June 26, 2011	December 26, 2010
Assets
Current assets:
Cash and cash equivalents	$37,836	15,309
Marketable securities	48,267	56,827
Accounts receivable – franchisees, net of allowance of $88 and $25	1,209	1,086
Accounts receivable – other	10,250	7,947
Inventory	4,344	4,158
Prepaid expenses	2,428	3,505
Refundable income taxes	834	6,366
Deferred income taxes	7,470	6,069
Restricted assets	32,731	32,937
Total current assets	145,369	134,204

Property and equipment, net	257,434	224,970
Other assets	13,286	9,937
Goodwill	12,192	11,246
Total assets	$428,281	380,357

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$2,049	2,109
Accounts payable	24,681	17,632
Accrued compensation and benefits	20,261	19,324
Accrued expenses	6,449	5,696
Current portion of deferred lease credits	—	293
System-wide payables	32,943	34,062
Total current liabilities	86,383	79,116

Long-term liabilities:
Other liabilities	1,674	1,574
Deferred income taxes	31,638	24,557
Deferred lease credits, net of current portion	19,901	18,289
Total liabilities	139,596	123,536

Commitments and contingencies (note 10)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 18,343,604 and 18,214,065 respectively	108,813	102,484
Retained earnings	179,881	154,346
Accumulated other comprehensive loss	(9)	(9)
Total stockholders’ equity	288,685	256,821
Total liabilities and stockholders’ equity	$428,281	380,357

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands except per share data)

(unaudited)

	Three months ended		Six months ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Revenue:
Restaurant sales	$167,896	131,531	333,423	269,493
Franchise royalties and fees	16,205	14,170	32,828	28,479
Total revenue	184,101	145,701	366,251	297,972

Costs and expenses:
Restaurant operating costs:
Cost of sales	45,735	37,601	91,999	79,825
Labor	51,309	40,089	100,187	80,774
Operating	25,048	21,173	49,597	42,628
Occupancy	10,659	8,807	20,886	17,717
Depreciation and amortization	11,931	9,456	22,953	19,006
General and administrative (1)	18,766	12,929	35,058	24,955
Preopening	4,116	1,197	6,503	2,312
Loss on asset disposals and store closures	492	526	903	937
Total costs and expenses	168,056	131,778	328,086	268,154
Income from operations	16,045	13,923	38,165	29,818
Investment income (loss)	(152)	(156)	204	29
Earnings before income taxes	15,893	13,767	38,369	29,847
Income tax expense	5,220	4,601	12,835	10,120
Net earnings	$10,673	9,166	25,534	19,727

Earnings per common share — basic	$0.58	0.50	1.39	1.09
Earnings per common share — diluted	0.58	0.50	1.39	1.08
Weighted average shares outstanding — basic	18,330	18,167	18,318	18,157
Weighted average shares outstanding — diluted	18,401	18,234	18,389	18,230

(1) Includes stock-based compensation of $3,399, $1,313, $5,952, and $2,538, respectively

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(unaudited)

	Six months ended
	June 26, 2011	June 27, 2010
Cash flows from operating activities:
Net earnings	$25,534	19,727
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	22,574	18,699
Amortization	379	307
Loss on asset disposals and store closures	904	847
Deferred lease credits	1,568	929
Deferred income taxes	4,795	(2,123)
Stock-based compensation	5,952	2,538
Excess tax benefit from stock issuance	(211)	(116)
Change in operating assets and liabilities:
Trading securities	(246)	(748)
Accounts receivable	(2,643)	124
Inventory	(186)	244
Prepaid expenses	1,077	967
Other assets	(1,534)	(312)
Unearned franchise fees	(60)	(347)
Accounts payable	4,072	2,472
Income taxes	5,743	1,014
Accrued expenses	2,525	(2,749)
Net cash provided by operating activities	70,243	41,473

Cash flows for investing activities:
Acquisition of property and equipment	(55,159)	(25,506)
Purchase of marketable securities	(54,790)	(61,114)
Proceeds of marketable securities	63,597	46,005
Net cash used in investing activities	(46,352)	(40,615)

Cash flows for financing activities:
Issuance of common stock	867	782
Tax payments for restricted stock units	(2,481)	(1,625)
Excess tax benefit from stock issuance	211	116
Net cash used in financing activities	(1,403)	(727)
Effect of exchange rate changes on cash and cash equivalents	39	—
Net increase in cash and cash equivalents	22,527	131
Cash and cash equivalents at beginning of period	15,309	9,580
Cash and cash equivalents at end of period	$37,836	9,711

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 26, 2011 AND JUNE 27, 2010

(Dollar amounts in thousands except share and per share data)

(1)                  Basis of Financial Statement Presentation

The consolidated financial statements as of June 26, 2011 and December 26, 2010, and for the three-month and six-month periods ended June 26, 2011 and June 27, 2010 have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information as of June 26, 2011 and December 26, 2010 and for the three-month and six-month periods ended June 26, 2011 and June 27, 2010 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

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

The results of operations for the three-month and six-month periods ended June 26, 2011 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 25, 2011.

(2)                  Summary of Significant Accounting Policies

(a)                 Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.  Cash flows related to inventory sales are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

We purchase products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by our restaurants and our franchised restaurants is chicken wings. Chicken wings are purchased by us at market prices. For the three-month periods ended June 26, 2011 and June 27, 2010, chicken wings were 16.4% and 23.6%, respectively, of restaurant cost of sales. For the six-month periods ended June 26, 2011 and June 27, 2010, chicken wings were 17.8% and 26.0%, respectively, of restaurant cost of sales.

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

•                  Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•                  Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of June 26, 2011:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$29,119	—	—	29,119
Marketable Securities	5,233	20,816	—	26,049

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

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six-month periods ended June 26, 2011 or June 27, 2010.

(4)                  Marketable Securities

Marketable securities consisted of the following:

	As of
	June 26, 2011	December 26, 2010
Held-to-maturity
Municipal securities	$22,218	39,891
Available-for-sale
Municipal securities	20,816	11,949
Trading
Mutual funds	5,233	4,987
Total	$48,267	56,827

All held-to-maturity debt securities mature within one year and had aggregate fair values of $22,512 and $39,877 as of June 26, 2011 and December 26, 2010, respectively. Trading securities represent investments held for future needs of our non-qualified deferred compensation plan.

(5)                  Property and Equipment

Property and equipment consisted of the following:

	As of
	June 26, 2011	December 26, 2010
Construction in-process	$17,338	9,521
Buildings	31,370	24,167
Furniture, fixtures, and equipment	151,614	140,064
Leasehold improvements	205,606	184,589
	405,928	358,341
Less accumulated depreciation	(148,494)	(133,371)
	$257,434	224,970

(6)                  Derivative Instruments

We use commodity derivatives to manage our exposure to price fluctuations. We may enter into options and futures contracts to reduce our risk of natural gas price fluctuations. These derivatives do not qualify for hedge accounting and changes in fair value are included in current net income. These changes are classified as a component of restaurant operating expenses. All changes in the fair value of these contracts are recorded in earnings in the period in which they occur. Net losses of $1 and $39 were recognized in the first six months of fiscal 2011 and 2010, respectively. The fair value of our derivative instruments as of December 26, 2010 was $86 and is a liability in accrued expenses in the accompanying consolidated balance sheets. As of December 26, 2010, we were party to natural gas swap contracts with notional values of $249. As of June 26, 2011, we had no outstanding natural gas swap contracts or other derivatives.

(7)                  Stockholders’ Equity

(a)                 Stock Options

We have 3.9 million shares of common stock reserved for issuance under our Equity Incentive Plan (Plan) for our employees, officers, and directors. The option price for shares issued under the Plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven to ten years. Nonqualified stock options issued pursuant to the Plan have varying vesting periods from immediately to four years and have a contractual life of seven to ten years. Incentive stock options may be granted under this Plan until May 15, 2018. We issue new shares of common stock upon exercise of stock options. Option activity is summarized for the six months ended June 26, 2011 as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual Life (years)	Aggregate intrinsic value
Outstanding, December 26, 2010	186,166	$25.96	4.0	$3,663

Granted	33,869	53.75
Exercised	(24,557)	8.65
Cancelled	(936)	40.95
Outstanding, June 26, 2011	194,542	$32.88	4.3	$5,960
Exercisable, June 26, 2011	97,910	22.99	3.3	3,968

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $63.52 as of the last business day of the quarter ended June 26, 2011, which would have been received by the optionees had all options been exercised on that date. As of June 26, 2011, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,529, which is expected to be recognized over a weighted average period of approximately 2.2 years. During the six-month periods ended June 26, 2011 and June 27, 2010, the total intrinsic value of stock options exercised was $1,161 and $619, respectively. During the six-month periods ended June 26, 2011 and June 27, 2010, the weighted average grant date fair value of options granted was $53.75 and $48.41. No shares vested during the six-month periods ended June 26, 2011 or June 27, 2010.

The Plan has 234,670 shares available for grant as of June 26, 2011.

(b)                 Restricted Stock Units

We have a stock-based performance plan, under which restricted stock units are granted annually at the discretion of the Board of Directors. Restricted stock units are subject to three-year cliff vesting and a cumulative three-year earnings target. The number of units which vest at the end of the three-year period is based on performance against the target. These restricted stock units are subject to forfeiture if they have not vested at the end of the three-year period. Stock-based compensation is recognized for the number of units expected to vest at the end of the period and is expensed over the three-year period.

For each grant, restricted stock units meeting the three-year performance criteria will vest as of the end of our fiscal year. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required minimum employee withholding taxes. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for the first six months of fiscal 2011 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 26, 2010	493,653	$35.66

Granted	177,818	53.77
Vested	(7,000)	60.00
Cancelled	(6,770)	36.95
Outstanding, June 26, 2011	657,701	$40.28

As of June 26, 2011, the total stock-based compensation expense related to nonvested awards not yet recognized was $6,270, which is expected to be recognized over a weighted average period of 1.9 years. The weighted average grant date fair value of restricted stock units granted during the six-month periods ended June 26, 2011 and June 27, 2010 was $53.77 and $40.82, respectively. During the six-month period ended June 26, 2011, we recognized $5,369 of stock-based compensation expense related to restricted stock units.

(c)                  Employee Stock Purchase Plan

We have reserved 600,000 shares of common stock for issuance under our Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the first six months of 2011 and 2010, we issued 16,292 and 18,634 shares of common stock, respectively, under the ESPP. As of June 26, 2011, we have 288,497 shares available for future issuance under the ESPP.

(8)                  Earnings Per Share

The following is a reconciliation of basic and fully diluted earnings per common share for the three-month and six-month periods ended June 26, 2011 and June 27, 2010:

	Three months ended June 26, 2011
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$10,673
Earnings per common share	10,673	18,330,333	$0.58
Effect of dilutive securities — stock options	—	71,144
Earnings per common share — assuming dilution	$10,673	18,401,477	0.58

	Three months ended June 27, 2010
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$9,166
Earnings per common share	9,166	18,167,239	$0.50
Effect of dilutive securities — stock options	—	67,187
Earnings per common share — assuming dilution	$9,166	18,234,426	0.50

	Six months ended June 26, 2011
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$25,534
Earnings per common share	25,534	18,318,342	$1.39
Effect of dilutive securities — stock options	—	70,822
Earnings per common share — assuming dilution	$25,534	18,389,164	1.39

	Six months ended June 27, 2010
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$19,727
Earnings per common share	19,727	18,157,314	$1.09
Effect of dilutive securities — stock options	—	72,888
Earnings per common share — assuming dilution	$19,727	18,230,202	1.08

The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been antidilutive or were performance-granted shares for which the performance criteria had not yet been met:

	Three months ended		Six months ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Stock options	11,768	22,987	19,506	19,917
Restricted stock units	657,701	641,627	657,701	641,627

(9)              Supplemental Disclosures of Cash Flow Information

	Six months ended
	June 26, 2011	June 27, 2010
Cash paid during the period for:
Income taxes	$2,334	11,187
Noncash financing and investing transactions:
Property and equipment not yet paid for	2,978	(1,188)

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

Overview

As of June 26, 2011, we owned and operated 277 company-owned and franchised an additional 492 Buffalo Wild Wings® Grill & Bar restaurants in 45 states. The restaurants have elements of both quick casual and casual dining styles, both of which are part of a growing industry. Our long-term focus is to grow to a national chain of about 1,400 locations in the United States, continuing the strategy of developing both company-owned and franchised restaurants. In the second quarter of 2011, we opened our first international location in Toronto, Canada and anticipate opening a total of 50 units in Canada over the next 5 years.

Our 2011 annual goals are 13% unit growth and over 20% net earnings growth. Our growth and success depend on several factors and trends. First, we continue to monitor and react to changes in our cost of goods sold. The cost of goods sold is difficult to predict, as it has ranged from 27.2% to 30.6% of restaurant sales per quarter in our 2010 fiscal year and year-to-date in 2011. We work to counteract the volatility of chicken wing prices with the introduction of new menu items, marketing promotions, focused efforts on food costs and waste, and menu price increases. We will continue to monitor the cost of chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. We are exploring purchasing strategies to lessen the severity of cost increases and fluctuations, and are reviewing menu additions and other strategies that may decrease the percentage that chicken wings represent in terms of total restaurant sales. We are currently purchasing chicken wings at market prices.  During the first six months of 2011, the market price for traditional wings reached its lowest price in April; since then, the market price has trended higher

A second factor is our success in developing new markets. There are inherent risks in opening new restaurants, especially in new domestic and international markets, including the lack of experience, logistical support, and brand awareness. These factors may result in lower than anticipated sales and cash flow for restaurants in new markets. We believe our focus on new restaurant opening procedures, along with our expanding national presence, will help to mitigate the overall risk associated with opening restaurants in new markets.

Third, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, therefore, cash flow per location. We remain committed to high quality operations and guest hospitality.

Our revenue is generated by:

•                  Sales at our company-owned restaurants, which represented 91% of total revenue in the second quarter of 2011. Food and nonalcoholic beverages accounted for 78% of restaurant sales. The remaining 22% of restaurant sales was from alcoholic beverages. The menu items with the highest sales volume are traditional and boneless wings at 20% and 19%, respectively, of total restaurant sales.

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

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Both of the second quarters of 2011 and 2010 consisted of thirteen weeks.

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

	Three months ended		Six months ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Revenue:
Restaurant sales	91.2%	90.3%	91.0%	90.4%
Franchising royalties and fees	8.8	9.7	9.0	9.6
Total revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	27.2	28.6	27.6	29.6
Labor	30.6	30.5	30.0	30.0
Operating	14.9	16.1	14.9	15.8
Occupancy	6.3	6.7	6.3	6.6
Depreciation and amortization	6.5	6.5	6.3	6.4
General and administrative	10.2	8.9	9.6	8.4
Preopening	2.2	0.8	1.8	0.8
Loss on asset disposals and store closures	0.3	0.4	0.2	0.3
Total costs and expenses	91.3	90.4	89.6	90.0
Income from operations	8.7	9.6	10.4	10.0
Investment income (loss)	(0.1)	(0.1)	0.1	0.0
Earnings before income taxes	8.6	9.4	10.5	10.0
Income tax expense	2.8	3.2	3.5	3.4
Net earnings	5.8	6.3	7.0	6.6

The number of company-owned and franchised restaurants open are as follows:

	As of
	June 26, 2011	June 27, 2010
Company-owned restaurants	277	234
Franchised restaurants	492	447

The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

	Three months ended		Six months ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Company-owned restaurant sales	$167,896	$131,531	$333,423	$269,493
Franchised restaurant sales	321,667	278,422	649,749	561,866

Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

	Three months ended		Six months ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Company-owned same-store sales	5.9%	(0.1)%	4.9%	0.0%
Franchised same-store sales	2.7	(0.7)	2.1	0.0

The average prices paid per pound for chicken wings are as follows:

	Three months ended		Six months ended
	June 26, 2011	June 27, 2010	June 26, 2011	June 27, 2010
Average price per pound	$1.02	1.51	1.12	1.72

Results of Operations for the Three Months Ended June 26, 2011 and June 27, 2010

Restaurant sales increased by $36.4 million, or 27.6%, to $167.9 million in 2011 from $131.5 million in 2010. The increase in restaurant sales was due to a $29.1 million increase associated with 23 new company-owned restaurants that opened in 2011 and 46 company-owned restaurants opened before 2011 that did not meet the criteria for same-store sales for all or part of the three-month period, and $7.2 million related to a 5.9% increase in same-store sales.

Franchise royalties and fees increased by $2.0 million, or 14.4%, to $16.2 million in 2011 from $14.2 million in 2010. The increase was primarily due to additional royalties collected from 23 new franchised restaurants that opened in 2011 and 32 franchised restaurants that opened in the last six months of 2010. Same-store sales for franchised restaurants increased 2.7% in the second quarter 2011.

Cost of sales increased by $8.1 million, or 21.6%, to $45.7 million in 2011 from $37.6 million in 2010 due primarily to more restaurants being operated in 2011. Cost of sales as a percentage of restaurant sales decreased to 27.2% in 2011 from 28.6% in 2010. Cost of sales as a percentage of restaurant sales decreased primarily due to lower chicken wing prices and production efficiencies. For the second quarter of 2011, the cost of chicken wings averaged $1.02 per pound which was a 32.5% decrease over the same period in 2010.

Labor expenses increased by $11.2 million, or 28.0%, to $51.3 million in 2011 from $40.1 million in 2010 due primarily to more restaurants being operated in 2011. Labor expenses as a percentage of restaurant sales increased to 30.6% in 2011 from 30.5% in 2010. Cost of labor at restaurants that meet the criteria for same-store sales leveraged with the higher same-store sales, which was offset by the higher labor levels we incurred in our newer locations.

Operating expenses increased by $3.9 million, or 18.3%, to $25.0 million in 2011 from $21.2 million in 2010 due primarily to more restaurants being operated in 2011. Operating expenses as a percentage of restaurant sales decreased to 14.9% in 2011 from 16.1% in 2010. The decrease in operating expenses as a percentage of restaurant sales is primarily due to lower repairs and maintenance, insurance costs, and sports programming expenses.

Occupancy expenses increased by $1.9 million, or 21.0%, to $10.7 million in 2011 from $8.8 million in 2010 due primarily to more restaurants being operated in 2011. Occupancy expenses as a percentage of restaurant sales decreased to 6.3% in 2011 from 6.7% in 2010.

Depreciation and amortization increased by $2.5 million, or 26.2%, to $11.9 million in 2011 from $9.5 million in 2010. The increase was primarily due to the additional depreciation on 23 new restaurants opened in 2011 and the 26 new restaurants that opened in the last six months of 2010.

General and administrative expenses increased by $5.8 million, or 45.1%, to $18.8 million in 2011 from $12.9 million in 2010 primarily due to additional headcount and higher cash incentive and stock-based compensation costs. General and administrative expenses as a percentage of total revenue increased to 10.2% in 2011 from 8.9% in 2010. Exclusive of stock-

based compensation, our general and administrative expenses as a percentage of revenue increased to 8.3% in 2011 from 8.0% in 2010 due primarily to higher cash incentive plan expenses and costs for recruiting and training for our restaurants in new markets.

Preopening costs increased by $2.9 million, to $4.1 million in 2011 from $1.2 million in 2010. In 2011, we incurred costs of $3.2 million for 17 new company-owned restaurants opened in the second quarter of 2011 and costs of $950,000 for restaurants that will open in the third quarter of 2011 or later. In 2010, we incurred costs of $734,000 for four new company-owned restaurants opened in the second quarter of 2010 and costs of $428,000 for restaurants that opened in the third quarter of 2010 or later.

Loss on asset disposals and store closures decreased by $34,000 to $492,000 in 2011 from $526,000 in 2010. In 2011, the loss was related to the write-off of miscellaneous equipment and disposals due to remodels. In 2010, the loss was related to store closing costs related to five store closures of $155,000 and the write-off of miscellaneous equipment.

Investment loss was essentially flat at $152,000 in 2011 and $156,000 in 2010. The loss was related to investments held for our deferred compensation plan. Cash and marketable securities balances at the end of the second quarter totaled $86.1 million in 2011 compared to $69.2 million at the end of the second quarter of 2010.

Provision for income taxes increased $619,000 to $5.2 million in 2011 from $4.6 million in 2010. The effective tax rate as a percentage of income before taxes decreased to 32.8% in 2011 from 33.4% in 2010. For 2011, we believe our effective annual tax rate will be about 33.5%.

Results of Operations for the Six Months Ended June 26, 2011 and June 27, 2010

Restaurant sales increased by $63.9 million, or 23.7%, to $333.4 million in 2011 from $269.5 million in 2010. The increase in restaurant sales was due to a $51.8 million increase associated with 23 new company-owned restaurants that opened in 2011 and 64 company-owned restaurants opened before 2011 that did not meet the criteria for same-store sales for all or part of the six-month period, and $12.2 million related to a 4.9% increase in same-store sales.

Franchise royalties and fees increased by $4.3 million, or 15.3%, to $32.8 million in 2011 from $28.5 million in 2010. The increase was primarily due to additional royalties collected from 23 new franchised restaurants that opened in 2011 and 32 franchised restaurants that opened in the last six months of 2010. Same-store sales for franchised restaurants increased 2.1% in the first six months of 2011.

Cost of sales increased by $12.2 million, or 15.3%, to $92.0 million in 2011 from $79.8 million in 2010 due primarily to more restaurants being operated in 2011. Cost of sales as a percentage of restaurant sales decreased to 27.6% in 2011 from 29.6% in 2010. Cost of sales as a percentage of restaurant sales decreased primarily due to lower chicken wing prices and production efficiencies. For the first six months of 2011, the cost of chicken wings averaged $1.12 per pound which was a 34.9% decrease over the same period in 2010.

Labor expenses increased by $19.4 million, or 24.0%, to $100.2 million in 2011 from $80.8 million in 2010 due primarily to more restaurants being operated in 2011. Labor expenses as a percentage of restaurant sales remained consistent at 30.0% in both 2011 and 2010. Cost of labor at restaurants that meet the criteria for same-store sales leveraged with the higher same-store sales, which was offset by the higher labor levels we incurred in our newer locations.

Operating expenses increased by $7.0 million, or 16.3%, to $49.6 million in 2011 from $42.6 million in 2010 due primarily to more restaurants being operated in 2011. Operating expenses as a percentage of restaurant sales decreased to 14.9% in 2011 from 15.8% in 2010. The decrease in operating expenses as a percentage of restaurant sales is primarily due to lower repairs and maintenance, insurance costs, and sports programming expenses.

Occupancy expenses increased by $3.2 million, or 17.9%, to $20.9 million in 2011 from $17.7 million in 2010 due primarily to more restaurants being operated in 2011. Occupancy expenses as a percentage of restaurant sales decreased to 6.3% in 2011 from 6.6% in 2010.

Depreciation and amortization increased by $3.9 million, or 20.8%, to $23.0 million in 2011 from $19.0 million in 2010. The increase was primarily due to the additional depreciation on 23 new restaurants opened in 2011 and the 26 new restaurants that opened in the last six months of 2010.

General and administrative expenses increased by $10.1 million, or 40.5%, to $35.1 million in 2011 from $25.0 million in 2010 primarily due to additional headcount and higher cash incentive and stock-based compensation costs. General and administrative expenses as a percentage of total revenue increased to 9.6% in 2011 from 8.4% in 2010. Exclusive of stock-based compensation, our general and administrative expenses as a percentage of revenue increased to 7.9% in 2011 from

7.5% in 2010 due primarily to higher cash incentive plan expenses and costs for recruiting and training for our restaurants in new markets.

Preopening costs increased by $4.2 million, to $6.5 million in 2011 from $2.3 million in 2010. In 2011, we incurred costs of $5.4 million for 22 new company-owned restaurants opened in the first six months of 2011 and costs of $1.0 million for restaurants that will open in the third quarter of 2011 or later. In 2010, we incurred costs of $1.8 million for nine new company-owned restaurants opened in the first six months of 2010 and costs of $477,000 for restaurants that opened in the second half of 2010. Preopening costs per restaurant averaged $263,000 and $221,000 in the first six months of 2011 and 2010, respectively.  The higher per restaurant costs are due to additional costs related to expansion into new markets both domestically and internationally.

Loss on asset disposals and store closures decreased by $34,000, to $903,000 in 2011 from $937,000 in 2010. In 2011, the loss was related to store closing costs related to five store closures of $72,000 and the write-off of miscellaneous equipment. In 2010, the loss was related to store closing costs related to seven store closures of $286,000 and the write-off of miscellaneous equipment.

Investment income increased by $175,000 to $204,000 in 2011 from $29,000 in 2010. The increase in the gain was primarily related to investments held for our deferred compensation plan. Cash and marketable securities balances at the end of the second quarter totaled $86.1 million in 2011 compared to $69.2 million at the end of the second quarter of 2010.

Provision for income taxes increased $2.7 million to $12.8 million in 2011 from $10.1 million in 2010. The effective tax rate as a percentage of income before taxes decreased to 33.5% in 2011 from 33.9% in 2010.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for constructing, remodeling and maintaining our new and existing company-owned restaurants; working capital; acquisitions; and other general business needs. We fund these expenses, except for acquisitions, primarily with cash from operations. Depending on the size of the transaction, acquisitions would generally be funded from cash and marketable securities balances. The cash and marketable securities balance at June 26, 2011 was $86.1 million. We invest our cash balances in debt securities with the focus on protection of principal, adequate liquidity, and return on investment based on risk. As of June 26, 2011, nearly all excess cash was invested in high quality municipal securities.

For the six months ended June 26, 2011, net cash provided by operating activities was $70.2 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, and an increase in accounts payable and accrued expenses, a decrease in refundable income taxes, partially offset by an increase in accounts receivable. The increase in accounts payable was primarily due to an increase in amounts due related to restaurants under construction at the end of the quarter, as well as an increase in the number of restaurants. The increase in accrued expenses was primarily due to higher cash incentive costs. The decrease in refundable income taxes was due to timing of tax payments. The increase in accounts receivable was due to higher credit card sales at the end of the quarter.

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

For the six months ended June 26, 2011 and June 27, 2010, net cash used in investing activities was $46.4 million and $40.6 million, respectively. Investing activities included acquistions of property and equipment related to the additional company-owned restaurants and restaurants under construction in both periods. During the first six months of 2011 and 2010, we opened 23 and 9 restaurants, respectively. In 2011, we expect capital expenditures to be approximately $105 million for an estimated 57 new or acquired company-owned restaurants, $16 million for ongoing remodel and facilities projects and technology improvements, and $6 million for capital expenditures at existing restaurants. In 2011, we purchased $54.8 million of marketable securities and received proceeds of $63.6 million as these investments matured or were sold. In 2010, we purchased $61.1 million of marketable securities and received proceeds of $46.0 million as these investments matured or were sold.

For the six months ended June 26, 2011 and June 27, 2010, net cash used in financing activities was $1.4 million and $727,000, respectively. Net cash used in financing activities for 2011 resulted primarily from tax payments for restricted stock units of $2.5 million, offset by proceeds from the exercise of stock options of $867,000 and the excess tax benefit from stock issuance of $211,000. Net cash used in financing activities for 2010 resulted primarily from tax payments for restricted stock units of $1.6 million, offset by proceeds from the exercise of stock options of $782,000 and the excess tax benefit from stock issuance of $116,000. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2011.

Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. We own the buildings in which 53 of our restaurants operate and therefore have a limited ability to enter into sale-leaseback transactions as a potential source of cash.

The following table presents a summary of our contractual operating lease obligations and commitments as of June 26, 2011:

		Payments Due By Period (in thousands)
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$304,903	34,839	66,133	60,847	143,084
Lease commitments for restaurants under development	77,121	3,520	10,193	10,219	53,189
Total	$382,024	38,359	76,326	71,066	196,273

We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Our future cash outflows related to income tax uncertainties amounted to $863,000 as of June 26, 2011. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

Off-Balance Sheet Arrangements

As of June 26, 2011, we had no off-balance sheet arrangements or transactions.

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. Domestically, we use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. We currently purchase our chicken wings at market prices. Chicken wings accounted for approximately 16.4% and 23.6% of our cost of sales in the second quarters of 2011 and 2010, respectively, with a quarterly average price per pound of $1.02 and $1.51, respectively.

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

Date: August 4, 2011	BUFFALO WILD WINGS, INC.

	By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer (principal executive officer)

	By:	/s/ Mary J. Twinem
Mary J. Twinem, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

BUFFALO WILD WINGS, INC.

FORM 10-Q FOR QUARTER ENDED JUNE 26, 2011

Exhibit Number		Description
3.1		Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Form 10-Q for the fiscal quarter ended June 29, 2008).

3.2		Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed May 27, 2009).

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*                In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”