Form 10-Q
period 2011-09-25
BUFFALO WILD WINGS INC
filed 2011-11-03
CIK 1062449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The number of shares outstanding of the registrant’s common stock as of October 28, 2011:  18,355,385 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(unaudited)

	September 25, 2011	December 26, 2010
Assets
Current assets:
Cash and cash equivalents	$50,200	15,309
Marketable securities	41,094	56,827
Accounts receivable — franchisees, net of allowance of $73 and $25	1,388	1,086
Accounts receivable — other	13,266	7,947
Inventory	4,786	4,158
Prepaid expenses	4,522	3,505
Refundable income taxes	4,189	6,366
Deferred income taxes	8,074	6,069
Restricted assets	42,327	32,937
Total current assets	169,846	134,204

Property and equipment, net	281,832	224,970
Other assets	14,891	9,937
Goodwill	12,399	11,246
Total assets	$478,968	380,357

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$1,985	2,109
Accounts payable	35,845	17,632
Accrued compensation and benefits	26,726	19,324
Accrued expenses	10,744	5,696
Current portion of deferred lease credits	—	293
System-wide payables	42,595	34,062
Total current liabilities	117,895	79,116

Long-term liabilities:
Other liabilities	1,601	1,574
Deferred income taxes	35,667	24,557
Deferred lease credits, net of current portion	21,092	18,289
Total liabilities	176,255	123,536

Commitments and contingencies (note 10)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 18,352,396 and 18,214,065, respectively	111,995	102,484
Retained earnings	191,146	154,346
Accumulated other comprehensive loss	(428)	(9)
Total stockholders’ equity	302,713	256,821
Total liabilities and stockholders’ equity	$478,968	380,357

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Revenue:
Restaurant sales	$181,036	136,953	514,459	406,446
Franchise royalties and fees	16,727	14,395	49,555	42,874
Total revenue	197,763	151,348	564,014	449,320

Costs and expenses:
Restaurant operating costs:
Cost of sales	51,655	38,232	143,654	118,057
Labor	54,783	41,995	154,970	122,769
Operating	28,537	22,835	78,134	65,463
Occupancy	11,195	9,131	32,081	26,848
Depreciation and amortization	12,748	9,766	35,701	28,772
General and administrative (1)	18,336	14,003	53,394	38,958
Preopening	3,864	2,789	10,367	5,101
Loss on asset disposals and store closures	612	682	1,515	1,619
Total costs and expenses	181,730	139,433	509,816	407,587
Income from operations	16,033	11,915	54,198	41,733
Investment income (loss)	(374)	305	(170)	334
Earnings before income taxes	15,659	12,220	54,028	42,067
Income tax expense	4,393	3,716	17,228	13,836
Net earnings	$11,266	8,504	36,800	28,231

Earnings per common share — basic	$0.61	0.47	2.01	1.55
Earnings per common share — diluted	0.61	0.47	2.00	1.55
Weighted average shares outstanding — basic	18,352	18,187	18,330	18,167
Weighted average shares outstanding — diluted	18,520	18,253	18,433	18,238

(1) Includes stock-based compensation of $2,691, $2,041, $8,642, and $4,579, respectively.

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(unaudited)

	Nine months ended
	September 25, 2011	September 26, 2010
Cash flows from operating activities:
Net earnings	$36,800	28,231
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	35,065	28,312
Amortization	636	460
Loss on asset disposals and store closures	1,279	1,425
Deferred lease credits	2,703	1,468
Deferred income taxes	8,220	2,328
Stock-based compensation	8,642	4,579
Excess tax benefit from stock issuance	(700)	(172)
Change in operating assets and liabilities:
Trading securities	37	(1,072)
Accounts receivable	(5,752)	(1,432)
Inventory	(632)	13
Prepaid expenses	(1,019)	(953)
Other assets	(2,216)	(654)
Unearned franchise fees	(124)	(441)
Accounts payable	5,704	3,165
Income taxes	2,877	(3,553)
Accrued expenses	13,322	1,342
Net cash provided by operating activities	104,842	63,046

Cash flows for investing activities:
Acquisition of property and equipment	(84,651)	(45,546)
Purchase of marketable securities	(78,690)	(84,398)
Proceeds of marketable securities	94,387	65,264
Net cash used in investing activities	(68,954)	(64,680)

Cash flows for financing activities:
Issuance of common stock	870	795
Tax payments for restricted stock units	(2,481)	(1,625)
Excess tax benefit from stock issuance	700	172
Net cash used in financing activities	(911)	(658)
Effect of exchange rate changes on cash and cash equivalents	(86)	—
Net increase (decrease) in cash and cash equivalents	34,891	(2,292)
Cash and cash equivalents at beginning of period	15,309	9,580
Cash and cash equivalents at end of period	$50,200	7,288

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 25, 2011 AND SEPTEMBER 26, 2010

(Dollar amounts in thousands except share and per share data)

(1)                  Basis of Financial Statement Presentation

The consolidated financial statements as of September 25, 2011 and December 26, 2010, and for the three-month and nine-month periods ended September 25, 2011 and September 26, 2010 have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information as of September 25, 2011 and December 26, 2010 and for the three-month and nine-month periods ended September 25, 2011 and September 26, 2010 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

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

The results of operations for the three-month and nine-month periods ended September 25, 2011 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 25, 2011.

(2)                  Summary of Significant Accounting Policies

(a)                 Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.  Cash flows related to inventory sales are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

We purchase products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by our restaurants and our franchised restaurants is chicken wings. Chicken wings are purchased by us at market prices. For the three-month periods ended September 25, 2011 and September 26, 2010, chicken wings were 18.1% and 22.4%, respectively, of restaurant cost of sales. For the nine-month periods ended September 25, 2011 and September 26, 2010, chicken wings were 17.9% and 24.8%, respectively, of restaurant cost of sales.

(b)                 New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05 “Presentation of Comprehensive Income.”  ASU 2011-05 amends ASC 220 Comprehensive Income to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance requires entities to report the components of comprehensive income in either a single, continuous statement or two separate but consecutive statements.  We have determined that the guidance will not have a material impact to our consolidated financial statements. The guidance will become effective for our fiscal year ending December 30, 2012.

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08 “Intangibles — Goodwill and Other.”  ASU 2011-08 amends ASC 350 Intangibles — Goodwill and Other to simplify how an entity tests goodwill for impairment.  The guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test.  We have determined that the guidance will not have a material impact to our consolidated financial statements. The guidance will become effective for our fiscal year ending December 30, 2012, with early adoption permitted.

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

•                  Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•                  Level 3 — Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of September 25, 2011:

	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$35,424	—	—	35,424
Marketable Securities	4,950	13,338	—	18,288

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

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine-month periods ended September 25, 2011 or September 26, 2010.

(4)                  Marketable Securities

Marketable securities consisted of the following:

	As of
	September 25, 2011	December 26, 2010
Held-to-maturity
Municipal securities	$22,806	39,891
Available-for-sale
Municipal securities	13,338	11,949
Trading
Mutual funds	4,950	4,987
Total	$41,094	56,827

All held-to-maturity debt securities mature within one year and had aggregate fair values of $23,020 and $39,877 as of September 25, 2011 and December 26, 2010, respectively. Trading securities represent investments held for future needs of our non-qualified deferred compensation plan.

(5)                  Property and Equipment

Property and equipment consisted of the following:

	As of
	September 25, 2011	December 26, 2010
Construction in-process	$29,816	9,521
Buildings	33,757	24,167
Furniture, fixtures, and equipment	158,931	140,064
Leasehold improvements	218,044	184,589
	440,548	358,341
Less accumulated depreciation	(158,716)	(133,371)
	$281,832	224,970

(6)                  Derivative Instruments

We have used commodity derivatives to manage our exposure to price fluctuations. We may enter into options and futures contracts to reduce our risk of natural gas price fluctuations. These derivatives do not qualify for hedge accounting and changes in fair value are included in current net income. These changes are classified as a component of restaurant operating expenses. All changes in the fair value of these contracts are recorded in earnings in the period in which they occur. Net losses of $1 and $192 were recognized in the first nine months of fiscal 2011 and 2010, respectively. The fair value of our derivative instruments as of December 26, 2010 was $86 and is a liability in accrued expenses in the accompanying consolidated balance sheets. As of December 26, 2010, we were party to natural gas swap contracts with notional values of $249. As of September 25, 2011, we had no outstanding natural gas swap contracts or other derivatives.

(7)                  Stockholders’ Equity

(a)                 Stock Options

We have 3.9 million shares of common stock reserved for issuance under our Equity Incentive Plan (Plan) for our employees, officers, and directors. The option price for shares issued under the Plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven to ten years. Nonqualified stock options issued pursuant to the Plan have varying vesting periods from immediately to four years and have a contractual life of seven to ten years. Incentive stock options may be granted under this Plan until May 15, 2018. We issue new shares of common stock upon exercise of stock options. Option activity is summarized for the nine months ended September 25, 2011 as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual Life (years)	Aggregate intrinsic value
Outstanding, December 26, 2010	186,166	$25.96	4.0	$3,663

Granted	33,869	53.75
Exercised	(24,781)	8.65
Cancelled	(936)	40.95
Outstanding, September 25, 2011	194,318	$32.91	4.1	$5,136
Exercisable, September 25, 2011	97,686	23.03	3.1	3,547

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $59.34 as of the last business day of the quarter ended September 25, 2011, which would have been received by the optionees had all options been exercised on that date. As of September 25, 2011, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,287, which is expected to be recognized over a weighted average period of approximately 2.0 years. During the nine-month periods ended September 25, 2011 and September 26, 2010, the total intrinsic value of stock options exercised was $1,173 and $658, respectively. During the nine-month periods ended September 25, 2011 and

September 26, 2010, the weighted average grant date fair value of options granted was $26.07 and $23.82, respectively. No shares vested during the nine-month periods ended September 25, 2011 or September 26, 2010.

The Plan has 237,974 shares available for grant as of September 25, 2011.

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

For each grant, restricted stock units meeting the three-year performance criteria will vest as of the end of our fiscal year. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required minimum employee withholding taxes. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for the first nine months of fiscal 2011 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 26, 2010	493,653	$35.66

Granted	178,800	53.60
Vested	(7,000)	60.00
Cancelled	(16,954)	37.51
Outstanding, September 25, 2011	648,499	$40.29

As of September 25, 2011, the total stock-based compensation expense related to nonvested awards not yet recognized was $4,589, which is expected to be recognized over a weighted average period of 1.8 years. The weighted average grant date fair value of restricted stock units granted during the nine-month periods ended September 25, 2011 and September 26, 2010 was $53.60 and $40.80, respectively. During the nine-month period ended September 25, 2011, we recognized $7,675 of stock-based compensation expense related to restricted stock units.

(c)                  Employee Stock Purchase Plan

We have reserved 600,000 shares of common stock for issuance under our Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the first nine months of 2011 and 2010, we issued 16,292 and 18,634 shares of common stock, respectively, under the ESPP. As of September 25, 2011, we have 288,497 shares available for future issuance under the ESPP.

(8)                  Earnings Per Share

The following is a reconciliation of basic and fully diluted earnings per common share for the three-month and nine-month periods ended September 25, 2011 and September 26, 2010:

	Three months ended September 25, 2011
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$11,266
Earnings per common share	11,266	18,352,012	$0.61
Effect of dilutive securities — stock options	—	75,381
Effect of dilutive securities — restricted stock units	—	92,257
Earnings per common share — assuming dilution	$11,266	18,519,650	0.61

	Three months ended September 26, 2010
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$8,504
Earnings per common share	8,504	18,186,957	$0.47
Effect of dilutive securities — stock options	—	66,407
Earnings per common share — assuming dilution	$8,504	18,253,364	0.47

	Nine months ended September 25, 2011
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$36,800
Earnings per common share	36,800	18,329,565	$2.01
Effect of dilutive securities — stock options	—	73,054
Effect of dilutive securities — restricted stock units	—	30,752
Earnings per common share — assuming dilution	$36,800	18,433,371	2.00

	Nine months ended September 26, 2010
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$28,231
Earnings per common share	28,231	18,167,195	$1.55
Effect of dilutive securities — stock options	—	70,690
Earnings per common share — assuming dilution	$28,231	18,237,885	1.55

The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been antidilutive or were performance-granted shares for which the performance criteria had not yet been met:

	Three months ended		Nine months ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Stock options	6,773	21,376	15,960	19,993
Restricted stock units	556,242	645,765	617,747	645,765

(9)                  Supplemental Disclosures of Cash Flow Information

	Nine months ended
	September 25, 2011	September 26, 2010
Cash paid during the period for:
Income taxes	$6,339	15,141
Noncash financing and investing transactions:
Property and equipment not yet paid for	12,534	5,920

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 26, 2010. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for 2011, cash requirements, and our expected store openings and preopening costs. Such statements are forward-looking and speak only as of the date on which they are made. Actual results are subject to various risks and uncertainties including, but not limited to, those discussed in this Form 10-Q under Item 2 of Part I as well as in Item 1A of Part I of the fiscal 2010 Form 10-K. Information included in this discussion and analysis includes commentary on company-owned and franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Buffalo Wild Wings® Grill & Bar concept and the overall health of the concept. Franchise information also provides an understanding of our revenues because franchise royalties and fees are based on the opening of franchised units and their sales. However, franchise sales and same-store sales information does not represent sales in accordance with U. S. generally accepted accounting principles (GAAP), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.

Critical Accounting Policies and Use of Estimates

Our most critical accounting policies, which are those that require significant judgment, include: valuation of long-lived assets and store closing reserves, goodwill, vendor allowances, revenue recognition from franchise operations, self-insurance liability, and stock-based compensation. An in-depth description of these policies can be found in our Annual Report on Form 10-K for the fiscal year ended December 26, 2010. There have been no changes to those policies during this period.

Overview

As of September 25, 2011, we owned and operated 286 company-owned and franchised an additional 498 Buffalo Wild Wings® Grill & Bar restaurants in 45 states and 2 additional company-owned restaurants in Canada. The restaurants have elements of both quick casual and casual dining styles, both of which are part of a growing industry. We believe that we will grow the Buffalo Wild Wings brand to about 1,500 locations in the United States and Canada, continuing the strategy of developing both company-owned and franchised restaurants.

For 2011, we believe that we will achieve 13% unit growth and at least 23% net earnings growth. Our growth and success depend on several factors and trends. First, we continue to monitor and react to changes in our cost of goods sold. The cost of goods sold is difficult to predict, as it has ranged from 27.2% to 30.6% of restaurant sales per quarter in 2010 and year-to-date in 2011. We work to counteract the volatility of chicken wing prices with the introduction of new menu items, marketing promotions, focused efforts on food costs and waste, and menu price increases. We will continue to monitor the cost of chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. We continue to explore purchasing strategies to lessen the severity of cost increases and fluctuations, and are reviewing menu additions and other strategies that may decrease the percentage that chicken wings represent in terms of total restaurant sales. We are currently purchasing chicken wings at market prices.  The market price for traditional wings reached its lowest price in several years during April 2011; since then, the market price has trended higher.

A second factor is our success in developing new markets. There are inherent risks in opening new restaurants, especially in new domestic and international markets, including the lack of experience, logistical support, and brand awareness. These factors may result in lower than anticipated sales and cash flow for restaurants in new markets along with higher preopening costs. We believe our focus on new restaurant opening procedures, along with our expanding North American presence, will help to mitigate the overall risk associated with opening restaurants in new markets.

Third, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, therefore, cash flow per location. We remain committed to high quality operations and guest hospitality.

Our revenue is generated by:

•                  Sales at our company-owned restaurants, which represented 92% of total revenue in the third quarter of 2011. Food and nonalcoholic beverages accounted for 78% of restaurant sales. The remaining 22% of restaurant sales was from alcoholic beverages. The menu items with the highest sales volume are traditional and boneless wings at 20% and 19%, respectively, of total restaurant sales.

•                  Royalties and franchise fees received from our franchisees.

We generate cash from the operation of company-owned restaurants and from franchise royalties and fees. We highlight the specific costs associated with the on-going operation of our company-owned restaurants in the consolidated statement of earnings under “Restaurant operating costs.” Our depreciation and amortization expense consists of depreciation on assets used by our company-owned restaurants and amortization of reacquired franchise rights. Preopening costs are those costs associated with opening new company-owned restaurants and will vary quarterly based on the number of new locations opening and under construction. Loss on asset disposals and store closures expense is related to company-owned restaurants and includes the costs associated with closures of locations and normal asset retirements. General and administrative expenses are related to home office and field support provided to both company-owned restaurants and franchising operations.

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Both of the third quarters of 2011 and 2010 consisted of thirteen weeks.

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

Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in same-store sales, changes in commodity prices, the timing and number of new restaurant openings and related preopening expenses, asset impairment charges, store closing charges, general economic conditions, stock-based compensation, and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period.

	Three months ended		Nine months ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Revenue:
Restaurant sales	91.5%	90.5%	91.2%	90.5%
Franchising royalties and fees	8.5	9.5	8.8	9.5
Total revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	28.5	27.9	27.9	29.0
Labor	30.3	30.7	30.1	30.2
Operating	15.8	16.7	15.2	16.1
Occupancy	6.2	6.7	6.2	6.6
Depreciation and amortization	6.4	6.5	6.3	6.4
General and administrative	9.3	9.3	9.5	8.7
Preopening	2.0	1.8	1.8	1.1
Loss on asset disposals and store closures	0.3	0.5	0.3	0.4
Total costs and expenses	91.9	92.1	90.4	90.7
Income from operations	8.1	7.9	9.6	9.3
Investment income (loss)	(0.2)	0.2	0.0	0.1
Earnings before income taxes	7.9	8.1	9.6	9.4
Income tax expense	2.2	2.5	3.1	3.1
Net earnings	5.7	5.6	6.5	6.3

The number of company-owned and franchised restaurants open are as follows:

	As of
	September 25, 2011	September 26, 2010
Company-owned restaurants	288	244
Franchised restaurants	498	457

The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Company-owned restaurant sales	$181,036	136,953	514,459	406,446
Franchised restaurant sales	329,053	286,309	978,520	848,171

Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

	Three months ended		Nine months ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Company-owned same-store sales	5.7%	2.6%	5.2%	0.9%
Franchised same-store sales	4.2	0.3	2.8	0.1

The average prices paid per pound for chicken wings are as follows:

	Three months ended		Nine months ended
	September 25, 2011	September 26, 2010	September 25, 2011	September 26, 2010
Average price per pound	$1.16	1.42	1.13	1.62

Results of Operations for the Three Months Ended September 25, 2011 and September 26, 2010

Restaurant sales increased by $44.1 million, or 32.2%, to $181.0 million in 2011 from $137.0 million in 2010. The increase in restaurant sales was due to a $36.9 million increase associated with 35 new company-owned restaurants that opened in 2011 and 33 company-owned restaurants opened before 2011 that did not meet the criteria for same-store sales for all or part of the three-month period, and $7.2 million related to a 5.7% increase in same-store sales.

Franchise royalties and fees increased by $2.3 million, or 16.2%, to $16.7 million in 2011 from $14.4 million in 2010. The increase was primarily due to additional royalties collected from 35 new franchised restaurants that opened in 2011 and 17 franchised restaurants that opened in the last three months of 2010. Same-store sales for franchised restaurants increased 4.2% in the third quarter 2011.

Cost of sales increased by $13.4 million, or 35.1%, to $51.7 million in 2011 from $38.2 million in 2010 due primarily to more restaurants being operated in 2011. Cost of sales as a percentage of restaurant sales increased to 28.5% in 2011 from 27.9% in 2010. Cost of sales as a percentage of restaurant sales increased primarily due to commodity price increases and a sales shift to lower margin items during our promotional periods, partially offset by lower chicken wing prices. For the third quarter of 2011, the cost of chicken wings averaged $1.16 per pound which was an 18.3% decrease over the same period in 2010.

Labor expenses increased by $12.8 million, or 30.5%, to $54.8 million in 2011 from $42.0 million in 2010 due primarily to more restaurants being operated in 2011. Labor expenses as a percentage of restaurant sales decreased to 30.3% in 2011 from 30.7% in 2010. Cost of labor as a percentage of restaurant sales decreased due to the same-store sales leverage of management wages and lower bonuses, which was partially offset by the higher hourly labor levels we incurred in many of our newer locations.

Operating expenses increased by $5.7 million, or 25.0%, to $28.5 million in 2011 from $22.8 million in 2010 due primarily to more restaurants being operated in 2011. Operating expenses as a percentage of restaurant sales decreased to 15.8% in 2011 from 16.7% in 2010. The decrease in operating expenses as a percentage of restaurant sales is primarily due to lower repairs and maintenance, insurance costs, and utility expenses.

Occupancy expenses increased by $2.1 million, or 22.6%, to $11.2 million in 2011 from $9.1 million in 2010 due primarily to more restaurants being operated in 2011. Occupancy expenses as a percentage of restaurant sales decreased to 6.2% in 2011 from 6.7% in 2010.

Depreciation and amortization increased by $3.0 million, or 30.5%, to $12.7 million in 2011 from $9.8 million in 2010. The increase was primarily due to the additional depreciation on 35 new company-owned restaurants opened in 2011 and the 15 new company-owned restaurants that opened in the last three months of 2010.

General and administrative expenses increased by $4.3 million, or 30.9%, to $18.3 million in 2011 from $14.0 million in 2010 primarily due to additional headcount, higher cash incentive, and stock-based compensation costs. General and administrative expenses as a percentage of total revenue remained flat at 9.3% in 2011 and 2010. Exclusive of stock-based compensation, our general and administrative expenses as a percentage of revenue also remained flat at 7.9% in 2011 and 2010. Our higher cash incentive plan expenses were offset by lower costs for our deferred compensation plan.

Preopening costs increased by $1.1 million to $3.9 million in 2011 from $2.8 million in 2010. In 2011, we incurred costs of $2.2 million for 10 new company-owned restaurants opened in the third quarter of 2011 and costs of $1.6 million for restaurants that will open in the fourth quarter of 2011 or later. In 2010, we incurred costs of $2.0 million for 11 new company-owned restaurants opened in the third quarter of 2010 and costs of $797,000 for restaurants that opened in the fourth quarter of 2010 or later.

Loss on asset disposals and store closures decreased by $70,000 to $612,000 in 2011 from $682,000 in 2010. In 2011, the loss was related to store closing costs related to one store closure of $128,000 and the write-off of miscellaneous equipment and disposals due to remodels. In 2010, the loss was related to store closing costs related to one store closure of $8,000 and the write-off of miscellaneous equipment and disposals due to remodels.

Investment loss was $374,000 in 2011 versus investment income of $305,000 in 2010. The loss in 2011 and income in 2010 were primarily related to investments held for our deferred compensation plan. Cash and marketable securities balances at the end of the third quarter totaled $91.3 million in 2011 compared to $71.1 million at the end of the third quarter of 2010.

Provision for income taxes increased $677,000 to $4.4 million in 2011 from $3.7 million in 2010. The effective tax rate as a percentage of income before taxes decreased to 28.1% in 2011 from 30.4% in 2010. For 2011, we believe our effective annual tax rate will be approximately 32.0%.

Results of Operations for the Nine Months Ended September 25, 2011 and September 26, 2010

Restaurant sales increased by $108.0 million, or 26.6%, to $514.5 million in 2011 from $406.4 million in 2010. The increase in restaurant sales was due to a $88.7 million increase associated with 35 new company-owned restaurants that opened in 2011 and 81 company-owned restaurants opened before 2011 that did not meet the criteria for same-store sales for all or part of the nine-month period, and $19.3 million related to a 5.2% increase in same-store sales.

Franchise royalties and fees increased by $6.7 million, or 15.6%, to $49.6 million in 2011 from $42.9 million in 2010. The increase was primarily due to additional royalties collected from 35 new franchised restaurants that opened in 2011 and 17 franchised restaurants that opened in the last three months of 2010. Same-store sales for franchised restaurants increased 2.8% in the first nine months of 2011.

Cost of sales increased by $25.6 million, or 21.7%, to $143.7 million in 2011 from $118.1 million in 2010 due primarily to more restaurants being operated in 2011. Cost of sales as a percentage of restaurant sales decreased to 27.9% in 2011 from 29.0% in 2010. Cost of sales as a percentage of restaurant sales decreased primarily due to lower chicken wing prices but was partially offset by other commodity price increases. For the first nine months of 2011, the cost of chicken wings averaged $1.13 per pound which was a 30.2% decrease over the same period in 2010.

Labor expenses increased by $32.2 million, or 26.2%, to $155.0 million in 2011 from $122.8 million in 2010 due primarily to more restaurants being operated in 2011. Labor expenses as a percentage of restaurant sales decreased to 30.1% in 2011 from 30.2% in 2010. Cost of labor as a percentage of restaurant sales decreased due to same-store sales leverage of management wages and lower bonus, which was partially offset by the higher hourly labor levels we incurred in our newer locations.

Operating expenses increased by $12.7 million, or 19.4%, to $78.1 million in 2011 from $65.5 million in 2010 due primarily to more restaurants being operated in 2011. Operating expenses as a percentage of restaurant sales decreased to 15.2% in 2011 from 16.1% in 2010. The decrease in operating expenses as a percentage of restaurant sales was primarily due to lower repairs and maintenance, insurance costs, and utility expenses.

Occupancy expenses increased by $5.2 million, or 19.5%, to $32.1 million in 2011 from $26.8 million in 2010 due primarily to more restaurants being operated in 2011. Occupancy expenses as a percentage of restaurant sales decreased to 6.2% in 2011 from 6.6% in 2010.

Depreciation and amortization increased by $6.9 million, or 24.1%, to $35.7 million in 2011 from $28.8 million in 2010. The increase was primarily due to the additional depreciation on 35 new company-owned restaurants opened in 2011 and the 15 new company-owned restaurants that opened in the last three months of 2010.

General and administrative expenses increased by $14.4 million, or 37.1%, to $53.4 million in 2011 from $39.0 million in 2010 primarily due to additional headcount and higher cash incentive and stock-based compensation costs. General and administrative expenses as a percentage of total revenue increased to 9.3% in 2011 from 8.7% in 2010. Exclusive of stock-based compensation, our general and administrative expenses as a percentage of revenue increased to 7.9% in 2011 from 7.7% in 2010 due primarily to higher cash incentive plan expenses and costs for recruiting and training for our restaurants in new markets.

Preopening costs increased by $5.3 million, to $10.4 million in 2011 from $5.1 million in 2010. In 2011, we incurred costs of $8.5 million for 32 new company-owned restaurants opened in the first nine months of 2011 and costs of $1.7 million for restaurants that will open in the fourth quarter of 2011 or later. In 2010, we incurred costs of $4.3 million for 20 new company-owned restaurants opened in the first nine months of 2010 and costs of $818,000 for restaurants that opened in the fourth quarter of 2010 or later. Preopening costs per restaurant averaged $279,000 and $228,000 in the first nine months of 2011 and 2010, respectively.  The higher per restaurant costs in 2011 were due to additional costs related to expansion into new markets.

Loss on asset disposals and store closures decreased by $104,000, to $1.5 million in 2011 from $1.6 million in 2010. In 2011, the loss was related to store closing costs related to seven store closures of $200,000 and the write-off of miscellaneous equipment and disposals due to remodels. In 2010, the loss was related to store closing costs related to eight store closures of $294,000 and the write-off of miscellaneous equipment and disposals due to remodels.

Investment loss was $170,000 in 2011 versus investment income of $334,000 in 2010. The investment loss in 2011 and income in 2010 was primarily related to investments held for our deferred compensation plan. Cash and marketable securities balances at the end of the third quarter totaled $91.3 million in 2011 compared to $71.1 million at the end of the third quarter of 2010.

Provision for income taxes increased $3.4 million to $17.2 million in 2011 from $13.8 million in 2010. The effective tax rate as a percentage of income before taxes decreased to 31.9% in 2011 from 32.9% in 2010.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for constructing, remodeling and maintaining our new and existing company-owned restaurants; working capital; acquisitions; and other general business needs. We fund these expenses, except for acquisitions, primarily with cash from operations. Depending on the size of the transaction, acquisitions would generally be funded from cash and marketable securities balances. The cash and marketable securities balance at September 25, 2011 was $91.3 million. We invest our cash balances in debt securities with the focus on protection of principal, adequate liquidity, and return on investment based on risk. As of September 25, 2011, nearly all excess cash was invested in high quality municipal securities.

For the nine months ended September 25, 2011, net cash provided by operating activities was $104.8 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, and an increase in accounts payable and accrued expenses, partially offset by an increase in accounts receivable. The increase in accounts payable was primarily due to an increase in amounts due related to restaurants under construction at the end of the quarter, as well as an increase in the number of restaurants. The increase in accrued expenses was primarily due to higher cash incentive costs and the timing of our bi-weekly payroll. The increase in accounts receivable was due to higher credit card sales at the end of the quarter.

For the nine months ended September 26, 2010, net cash provided by operating activities was $63.0 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, and an increase in accounts payable, partially offset by an increase in accounts receivable and refundable income taxes. The increase in accounts payable was due to an increase in the number of restaurants and the timing of payments. The increase in accounts receivable was due to higher credit card balances. The increase in refundable income taxes was due to the timing of income tax payments.

For the nine months ended September 25, 2011 and September 26, 2010, net cash used in investing activities was $69.0 million and $64.7 million, respectively. Investing activities included acquisitions of property and equipment related to the additional company-owned restaurants and restaurants under construction in both periods. During the first nine months of 2011 and 2010, we opened or purchased 35 and 20 restaurants, respectively. For the full year of 2011, we expect capital expenditures to be approximately $100.0 to $105.0 million for the cost of new and purchased company-owned restaurants, $14.0 million for ongoing remodel and facilities projects and technology improvements, and $6.0 million for capital expenditures at existing restaurants. In the first nine months of 2011, we purchased $78.7 million of marketable securities and received proceeds of $94.4 million as these investments matured or were sold. In the first nine months of 2010, we purchased $84.4 million of marketable securities and received proceeds of $65.3 million as these investments matured or were sold.

For the nine months ended September 25, 2011 and September 26, 2010, net cash used in financing activities was $911,000 and $658,000, respectively. Net cash used in financing activities for 2011 resulted primarily from tax payments for restricted stock units of $2.5 million, offset by proceeds from the exercise of stock options of $870,000 and the excess tax benefit from stock issuance of $700,000. Net cash used in financing activities for 2010 resulted primarily from tax payments for restricted stock units of $1.6 million, offset by proceeds from the exercise of stock options of $795,000 and the excess tax benefit from stock issuance of $172,000. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2011.

Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. We own the buildings in which 57 of our restaurants operate and therefore have a limited ability to enter into sale-leaseback transactions as a potential source of cash.

The following table presents a summary of our contractual operating lease obligations and commitments as of September 25, 2011:

		Payments Due By Period (in thousands)
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$321,826	36,302	69,262	63,979	152,283
Lease commitments for restaurants under development	72,297	3,715	9,439	9,481	49,662
Total	$394,123	40,017	78,701	73,460	201,945

We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Our future cash outflows related to income tax uncertainties amounted to $820,000 as of September 25, 2011. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

Off-Balance Sheet Arrangements

As of September 25, 2011, we had no off-balance sheet arrangements or transactions.

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product and supply risks. We negotiate directly with independent suppliers for our supply of food and paper products. Domestically, we use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. We currently purchase our chicken wings at market prices. Chicken wings accounted for approximately 18.1% and 22.4% of our cost of sales in the third quarters of 2011 and 2010, respectively, with a quarterly average price per pound of $1.16 and $1.42, respectively.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUFFALO WILD WINGS, INC.

Date: November 3, 2011	By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer (principal executive officer)

	By:	/s/ Mary J. Twinem
Mary J. Twinem, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

BUFFALO WILD WINGS, INC.

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 25, 2011

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