Form 10-K
period 2011-12-25
BUFFALO WILD WINGS INC
filed 2012-02-21
CIK 1062449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 25, 2011
or
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
Large Accelerated Filer   ☒    Accelerated Filer  ☐    Non-Accelerated Filer   ☐    Smaller Reporting Company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    YES  ☐ NO  ☒

The aggregate market value of the voting stock held by non-affiliates was $1.1 billion based on the closing sale price of the Company’s Common Stock as reported on the NASDAQ Stock Market on June 24, 2011.

The number of shares outstanding of the registrant’s common stock as of February 10, 2012: 18,377,920 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I
ITEM 1. BUSINESS

General

References in this document to “Buffalo Wild Wings,” “company,” “we,” “us” and “our” refer to the business of Buffalo Wild Wings, Inc. and our subsidiaries. We maintain an Internet website address at www.buffalowildwings.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as they are reasonably available after these materials are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). These materials are also accessible on the SEC’s web site at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We are an established and growing owner, operator, and franchisor of restaurants featuring a variety of boldly-flavored, cravable menu items including our Buffalo, New York-style chicken wings spun in any of our 16 signature sauces or 4 signature seasonings. Our restaurants create a welcoming neighborhood atmosphere that includes an extensive multi-media system, a full bar and an open layout, which appeals to sports fans and families alike. We differentiate our restaurants by the social environment we create and the connection we make with our Team Members, guests and the local community. Our guests have the option of watching sporting events or other popular programs on our projection screens and approximately 50 additional televisions, competing in Buzztime® Trivia, or playing video games. The open layout of our restaurants offers dining and bar areas that provide distinct seating choices for sports fans and families. Our flexible restaurants allow our guests to customize their Buffalo Wild Wings® experience to meet their time demands, service preferences or the experience they are seeking of a workday lunch, a dine-in dinner, a take-out meal, an afternoon or evening enjoying a sporting event or a late-night craving. Buffalo Wild Wings® restaurants are the place people want to be; where any excuse to get together is a good one.

Buffalo Wild Wings® restaurants have widespread appeal and have won dozens of “Best Wings” and “Best Sports Bar” awards across the country. Our made-to-order menu items are enhanced by the bold flavor profile of our 16 signature sauces and 4 signature seasonings, ranging from Sweet BBQ™ to Blazin’®. Our restaurants offer 20 to 30 domestic and imported beers on tap, including craft brews and a wide selection of bottled beers, wines, and liquor. Our award-winning food and memorable experience drives guest visits and loyalty.

We have established our brand through coordinated marketing and operational execution that ensures brand recognition and quality and consistency throughout our concept. These efforts include marketing programs and irreverent advertising to support both our company-owned and franchised restaurants. We also prominently feature our trademark Buffalo insignias, yellow and black colors, sports memorabilia, dozens of televisions and projection screens, and exterior trade dress at our restaurants and as branding for our company materials. Our concept is further strengthened by our emphasis on operational excellence supported by operating guidelines and employee training in both company-owned and franchised restaurants.

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

North American Growth Strategy

Our growth strategy involves opening company-owned and franchised restaurants in both new and existing domestic markets and new countries. We believe that we have established and continue to expand the necessary infrastructure and control systems to support our disciplined growth strategy and that our concept can support about 1,500 restaurants in North America. We have developed procedures for identifying new opportunities in both domestic and international markets, determining our expansion strategy in those markets and identifying sites for company-owned and franchised restaurants. We have a mix of approximately 40% company-owned restaurants and approximately 60% franchised restaurants, with significantly all of our revenues derived from US operations. Our current North American growth strategy is to continue to open both company-owned restaurants and franchised restaurants.

In most of our existing markets, we plan to continue to open new company-owned restaurants until a market is penetrated to a point that will enable us to gain marketing, operational, cost, and other efficiencies. We intend to enter new domestic and international markets by opening several restaurants within a one-year period to quickly build our brand awareness. We intend to grow our franchise system through the development of new restaurants by existing and new franchisees. We may grow our company-owned restaurants through the acquisition of franchised restaurants.

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

The Buffalo Wild Wings® Menu

Our restaurants feature a variety of menu items including our Buffalo, New York-style chicken wings spun in one of our signature sauces from sweet to screamin’ hot:  Sweet BBQ, Teriyaki, Mild, Parmesan Garlic, Medium, Honey BBQ, Spicy Garlic, Jammin’ Jalapeno™, Asian Zing®, Caribbean Jerk, Thai Curry™, Hot BBQ, Hot, Mango Habanero™, Wild® and Blazin’® ; or signature seasonings: Buffalo, Desert Heat®, Chipotle BBQ, and Salt & Vinegar. Our chicken wings can be ordered in numbers ranging from six to 100 wings, with larger orders available for parties. Our sauces and seasonings complement and distinguish our wings and other menu offerings to create a bold flavor profile for our guests. In addition to traditional and boneless chicken wings, our menu features a wide variety of food items including Sharable appetizers, Wild Flatbreads™, specialty hamburgers and sandwiches, wraps, Buffalito® soft tacos, and salads. We also provide a 12 & Under Menu option for kids.

Our restaurants feature a full bar which offers an extensive selection of 20 to 30 domestic, imported, and craft  beers on tap as well as bottled beers, wine and liquor. Additionally, in order to continually improve our menu, our research and development department continuously tests and introduces new menu items. Our goal is to balance the established menu offerings that appeal to our loyal guests with new menu items that increase guest frequency and attract new guests.

Restaurant Atmosphere and Layout

Our restaurants are sports grill and bars that provide a high-energy atmosphere where friends gather for camaraderie and to celebrate competition, as well as allow our guests the flexibility to customize their dining experience. The inviting and energetic environment of our restaurants is created using furnishings that can be easily rearranged to accommodate parties of various sizes. Our restaurants also feature distinct dining and bar areas, and many of the restaurants have patio seating.

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

All of our menu items are made-to-order and are available for take-out, which approximated 13% of restaurant sales for company-owned restaurants in 2011. Many of our restaurants have separate parking spots for our take-out guests.

Current Restaurant Locations

As of December 25, 2011, we owned or franchised 817 Buffalo Wild Wings restaurants in North America, of which 319 were company-owned and 498 were franchised. In 2012, we expect to achieve 11% unit growth, increasing our net unit count by approximately 90 company-owned and franchised restaurants.

Our company-owned restaurants range in size from 3,900 to 9,700 square feet, with a typical size of approximately 5,700 square feet for restaurants that opened in the last three years. We anticipate that future restaurants will range in size from 4,500 square feet to 6,500 square feet with an average cash investment per restaurant of approximately $2.0 million, excluding preopening expenses of approximately $275,000. From time to time, we expect that our restaurants may be smaller or larger or cost more or less than our targeted range, depending on the particular circumstances of the selected site, market, or country. Also, from time to time, we expect to purchase the building or the land and building for certain restaurants, in which case the cash investment would be significantly higher.

Our restaurants are typically open on a daily basis from 11 a.m. to 2 a.m., although closing times vary depending on the day of the week and applicable regulations governing the sale of alcoholic beverages. Our franchise agreements require franchisees to operate their restaurants for a minimum of 12 hours a day.

Site Selection and Development

Our site selection process is integral to the successful execution of our growth strategy. We have processes for identifying, analyzing and assigning undeveloped markets for both company-owned and franchise development. Once a market is assigned, we use a trade area and site selection evaluation process to assist in identifying suitable trade areas within that market and suitable sites within identified trade areas. Criteria examined to determine appropriate trade areas include the presence of a casual dining corridor, projected growth within the trade area, the locations of key big box retailers, key demographics and population density, drive time and trade area analysis and other quantitative and qualitative measures. Once a suitable trade area is identified, we examine site-specific details including visibility, signage, access, ability to get trade dress, and parking. We employ an opportunistic approach to real estate by developing end caps, freestanding units, and conversions in both urban and suburban trade areas. Final approval by one or more members of our executive management team is required for each company-owned site. At least one senior executive or our Vice President of Franchising reviews each franchise site and visits the site when deemed necessary.

Marketing and Advertising

Since 1982, Buffalo Wild Wings has created a unique brand experience with a loyal fan base, award-winning wings and sauces, a variety of beers and an exciting social atmosphere. This unique experience, centered around sports, sets us apart from our competition.  Our marketing programs are designed to build awareness of our brand with sports fans, encouraging them to visit and ultimately develop a personal connection to Buffalo Wild Wings.  These programs are designed to consistently drive trial, same-store sales, average check and support strong restaurant openings.

Marketing Campaigns. Each marketing campaign has a theme that reflects guest lifestyles and behaviors.  These lifestyles and behaviors are the cornerstone for creating key brand touch-points within each campaign that includes media, promotions, partnerships, and food and beverage experiences that will encourage social interactions and bring each theme to life.  For example, we promoted Tablegating™ at Buffalo Wild Wings in 2011, which provided our guests with an opportunity to watch all the games and enjoy featured food and beverage items.  In addition, our local restaurant marketing efforts are designed to enhance community connections.  Example of this are our Home Team Advantage and Eat Wings, Raise Funds programs that connect our restaurants to local sports teams and community groups.

Advertising. Our media strategy is to build continuity throughout the year while still supporting our peak periods.  Our primary media vehicles include national television in relevant programming to drive awareness and consideration, national and local radio to drive consideration and trial and digital and search to drive all three.

Franchise Involvement. System-wide campaigns and promotions are developed and implemented with input from the Buffalo Wild Wings Advertising Council. This volunteer board includes seven franchisees, elected by their peers, and meets regularly to review marketing strategies, provide input on advertising messages and vendor co-op programs, and discuss marketing objectives.

Operations

Our leadership team strives for operational excellence by recruiting, developing and supporting our highly qualified management teams and Team Members and implementing operational standards and best practices within our restaurants.

Restaurant Management. Our management structure consists of a General Manager, an Assistant General Manager and up to four other managers depending on sales volume of the restaurant. We utilize Regional Managers to oversee our General Managers in our company-owned locations, ensuring that they receive the training and support necessary to effectively operate their restaurants. Currently, we have 54 Regional Managers who oversee 4 to 10 restaurants each. As we expand geographically, we expect to add additional Regional Managers. Similarly, our franchised restaurants receive operational guidance from our 15 Franchise Consultants, who oversee 22 to 47 restaurants each. We have three Divisional Vice Presidents who have responsibility for all company-owned operations and 7 Directors of Operations who provide leadership to the Regional Managers. We also have a Vice President of Franchising who has responsibility for all franchised restaurant operations and 3 Directors of Operations who provide leadership to the Franchise Consultants.

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

Our managers are trained using a hands-on education process during a seven-week period at one of our Certified Training Restaurants. During this training period, our manager trainees work in and learn about key aspects of the business – from our culture to our core focus areas: Team, Guest, Quality Operations and Sales and Profits. This includes experience in both hourly and management functions.

After successful completion of the manager training program, the new managers work with their General Managers to build a tailored program to meet their training and development needs, specific to their assigned area of responsibility. A library of targeted modules covering both technical and managerial skills serves as the vehicle for this phase of learning. The program, which is progressive in nature, is also built around our core focus areas.

Later in their careers, our General Managers and high-potential Assistant General Managers attend a management skills class where they take a deeper look into bringing all of the core elements for success together to create the ultimate experience for our guests.

Our hourly Team Members complete a comprehensive position certification process. Position certification requires 16 to 20 hours of hands-on training. Team Members must also successfully pass position validations, which include menu certifications, responsible alcohol service training, and training in the safe handling of food.

Hourly Restaurant Team Members who have demonstrated outstanding performance are provided opportunities for career advancement. Those with a high level of knowledge in one or more positions within the restaurant are encouraged to apply for the Wing Certified Trainer (WCT) program. The WCT candidate completes a training plan, which includes developing and evaluating his/her ability to train and influence the performance of Team Members. Our objective is to have at least four WCTs in each restaurant. Team Members who have performed successfully as Wing Certified Trainers in three or more station areas can apply to become All-Star Trainers. Our All-Star Trainers have the opportunity to travel around the country to assist with training at new restaurant openings.

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

Career Opportunities. Through our training programs, we are able to motivate and retain our field operations team by providing them with opportunities for increased responsibilities and advancement. In addition, we offer performance-based incentives tied to sales, profitability and qualitative measures such as guest and team-related metrics. We strive for a balance of internal promotion and external hiring. This provides us with the ability to retain and grow our Team Members and to infuse our organization with talented individuals from outside of Buffalo Wild Wings.

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

Food Preparation, Quality Control and Purchasing

We strive to maintain high quality standards. Our systems are designed to protect our food supply at all times, from procurement through the preparation process. We provide detailed specifications to suppliers for our food ingredients, products and supplies. Our restaurant managers are certified in a comprehensive food safety and sanitation course, ServSafe®, which was developed by the National Restaurant Association Educational Foundation.

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

Franchisees also pay us a royalty fee of 5.0% of their restaurant sales. We also assess franchisees an advertising fee in the amount of 3.5% of their restaurant sales, of which 3.0% was contributed to our National Advertising Fund in 2011 and the remaining 0.5% was spent directly by the franchisee in the applicable local market. Our current form of franchise agreement permits us to increase the royalty fee under circumstances and to increase the required contribution to the Advertising Fund by 0.5% once every three years. The royalty fee and advertising fee are not expected to increase in 2012.

All of our franchise agreements require that each franchised restaurant be operated in accordance with our defined operating procedures, adhere to the menu established by us, meet applicable quality, service, health and cleanliness standards and comply with all applicable laws. We ensure these high standards are being followed through a variety of means including mystery shoppers and announced and unannounced quality assurance inspections by our franchise consultants. We may terminate the franchise rights of any franchisee who does not comply with our standards and requirements. We believe that maintaining superior food quality, an inviting and energetic atmosphere and excellent guest service are critical to the reputation and success of our concept; therefore, we consistently enforce the contractual requirements of our franchise agreements.

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

We work hard to maintain positive and productive relationships with our franchisees. In 2005, we formed the Buffalo Wild Wings Leadership Council, which is an advisory board made up of six franchisees elected by their peers that meets three times a year in person with our senior leaders and holds monthly conference calls. We also have other councils of franchisees whom we consult with periodically on specific matters.

Information Technology

We utilize a standard point-of-sale system in all of our company-owned restaurants which is integrated to our central offices through a secure, high-speed connection. Visibility to sales, cost of sales, labor and other operating metrics is provided to company-owned restaurant management through web-based decision support and analysis tools. Franchisees are required to report sales on a daily basis through an on-line reporting network and submit their restaurant-level financial statements on a quarterly and annual basis. Based on custom-developed software as well as industry-specific applications, this technology allows us to monitor business performance and optimizes food and labor costs. This year we completed the pilot test of a new point-of-sale and web-based back office system that will begin to replace our current point-of sale system in 2012.  We will also continue the rollout of an automated kitchen management system that provides automation and reporting of cook line performance, including speed-of-service and order accuracy.

Competition

The restaurant industry is intensely competitive. We compete on the basis of the taste, quality and price of food offered, guest service, ambience, location, and overall dining experience. We believe that our attractive price-value relationship, the atmosphere of our restaurant, our focus on our guest and the quality and distinctive flavor of our food enable us to differentiate ourselves from our competitors. We believe we compete primarily with local and regional sports bars and national casual dining and quick casual establishments, and to a lesser extent with quick service restaurants such as wing-based take-out concepts. Many of our direct and indirect competitors are well-established national, regional or local chains and some have greater financial and marketing resources than we do. We also compete with other restaurant and retail establishments for site locations and restaurant Team Members.

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

Team Members

As of December 25, 2011, we employed approximately 21,000 Team Members. We have 2,400 full-time and 18,300 part-time Team Members working in our company-owned restaurants and 300 Team Members based out of our home office or field support management positions. Our Team Members are not covered by any collective bargaining agreement, and we have never experienced an organized work stoppage or strike. We believe that our working conditions and compensation packages are competitive and consider our relations with our Team Members to be good.

Executive Officers

The following sets forth certain information about our executive officers:

Sally J. Smith, 54, has served as our Chief Executive Officer and President since July 1996 and as a director since August 1996. She served as our Chief Financial Officer from 1994 to 1996. Prior to joining Buffalo Wild Wings, she was the Chief Financial Officer of Dahlberg, Inc., the manufacturer and franchisor of Miracle-Ear hearing aids, from 1983 to 1994. Ms. Smith began her career with KPMG LLP, an international accounting and auditing firm. Ms. Smith holds an inactive CPA license. She serves on the boards of the National Restaurant Association and Alerus Financial Corporation.

Mary J. Twinem, 51, has served as our Executive Vice President, Chief Financial Officer and Treasurer since July 1996. She served as our Controller from January 1995 to July 1996. Ms. Twinem also served as a director on our Board from June 2002 to September 2003. Prior to joining Buffalo Wild Wings, she served as the Director of Finance/Controller of Dahlberg, Inc. from 1989 to December 1994. Ms. Twinem began her career in public accounting and holds an inactive CPA license. She serves on the boards of the Minnesota Restaurant Association and Mendota Holdings, Inc.

Kathleen M. Benning, 49, has served as our Executive Vice President, Global Brand and Business Development since October 2011. She served as Executive Vice President, Global Marketing and Brand Development from January 2010 until October 2011. She joined us in March 1997 as Vice President of Marketing and served as Senior Vice President, Marketing and Brand Development from January 2002 until December 2009. From 1992 to 1997, Ms. Benning was employed by Nemer, Fieger & Associates, an advertising agency, where she was a partner from 1994 to 1997.

Mounir N. Sawda, 54, has served as our Managing Director, International since August 2010. He joined us in August 2007 and served as our Senior Vice President, Franchise and Development until July 2010.  Prior to joining us, Mr. Sawda managed his own consulting company from 2005 to 2007. From 1998 to 2005, Mr. Sawda served in various executive positions at Denny’s Corporation, most recently as Vice President Development, Property Management, Construction and Facilities. From 1984 to 1993 and from 1996 to 1997, Mr. Sawda held several positions with Burger King Corporation. From 1993 to 1996, Mr. Sawda worked with Hanna International in Saudi Arabia.

James M. Schmidt, 52, has served as our Chief Operating Officer since January 2011.  He served as our Executive Vice President since December 2006 and as General Counsel from April 2002 to January 2011. He served as either Vice President or Senior Vice President from April 2002 until December 2006. Mr. Schmidt also served as our Secretary from September 2002 until January 2011, and he served as a director on our Board from 1994 to September 2003. From 1985 to 2002, Mr. Schmidt was an attorney with the law firm of Robbins, Kelly, Patterson & Tucker, which provides legal services to us from time to time.

Judith A. Shoulak, 52, has served as our Executive Vice President, North American Operations since October 2011. She served as Executive Vice President, Global Operations and Human Resources from January 2010 until October 2011, as our Senior Vice President, Operations, from March 2004 to December 2009, Senior Vice President, Human Resources from January 2003 to February 2004 and Vice President of Human Resources from October 2001 to January 2003. From 1993 to 2001, Ms. Shoulak served as Vice President of Field Human Resources of OfficeMax Incorporated.

Lee R. Patterson, 38, has served as our Senior Vice President, Guest Experience and Innovation since October 2011. He served as Senior Vice President, Information Technology from January 2011 until October 2011 and as our Vice President, Information Technology from January 2008 until January 2011. Mr. Patterson was with Applebee’s International, Inc. from May 2003 to January 2008, serving most recently as Director of Restaurant Systems.

Andrew Block, 43, has served as our Senior Vice President, Talent Management since January 2012. He served as Vice President, Talent Management from April 2010 until January 2012. Mr. Block served as Director of Human Resources at C. H. Robinson Worldwide from December 2002 to April 2011. From March 1996 to December 2002 Mr. Block was with Wells Fargo Home Mortgage as Director of Human Resources. Earlier in his career Mr. Block worked in the Human Resources field for Ecolab and a subsidiary of Sony Corporation of America.

Emily Decker, 32, has served as our Vice President, General Counsel and Secretary since January 2011. She served as our Franchise Attorney from August 2007 until January 2011. From September 2004 to July 2007, Ms. Decker was an Associate at Briggs and Morgan, P.A., which provides legal services to us from time to time.

ITEM 1A. RISK FACTORS

The foregoing discussion and the discussion contained in Item 7 of this Form 10-K contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. Our forward-looking statements generally relate to our growth strategy, financial results, sales efforts, franchise expectations, restaurant openings and related expense, and cash requirements. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. While it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the risk factors that follow. Investors are cautioned that all forward-looking statements involve risks and uncertainties and speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement. We believe that all material risk factors have been discussed below.

Fluctuations in chicken wing prices could impact our operating income.

A primary food product used by our company-owned and franchised restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. We currently purchase our chicken wings at market price. If a satisfactory long-term pricing agreement for chicken wings were to arise, we would consider locking in prices to reduce our price volatility. Chicken wing prices in 2011 averaged 23.4% lower than 2010 as the average price per pound decreased to $1.21 in 2011 from $1.58 in 2010. If there is a significant rise in the price of chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. For example, chicken wings accounted for approximately 19%, 24%, and 25% of our cost of sales in 2011, 2010, and 2009, respectively, with an annual average price per pound of $1.21, $1.58, and $1.70, respectively. A 10% increase in the chicken wing costs for 2011 would have increased restaurant cost of sales by approximately $3.8 million. Additional information related to chicken wing prices is included in Item 7 under “Results of Operations.”

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

To successfully expand our business, we must open new Buffalo Wild Wings® restaurants on schedule and in a profitable manner. In the past, we and our franchisees have experienced delays in restaurant openings and we may experience similar delays in the future. Delays in opening new restaurants could hurt our ability to meet our growth objectives, which may affect our results of operations, the expectations of securities analysts and shareholders and thus our stock price. We cannot guarantee that we or our franchisees will be able to achieve our expansion goals. Further, any restaurants that we, or our franchisees, open may not achieve operating results similar or better than our existing restaurants. If we are unable to generate positive cash flow from a new restaurant, we may be required to recognize an impairment loss with respect to the assets for that restaurant. Our ability to expand successfully will depend on a number of factors, many of which are beyond our control. These factors include:

•	Negotiating acceptable lease or purchase terms for new restaurants;

•	Cost effective and timely planning, design and build-out of restaurants;

•	Creating guest awareness of our restaurants in new markets;

•	Competition in new and existing markets;

•	Impact of inclement weather, natural disasters, and other calamities; and

•	General economic conditions.

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

Our revenues and expenses can be impacted significantly by the location, number, and timing of the opening of new restaurants and the closing, relocating, and remodeling of existing restaurants. We incur substantial pre-opening expenses each time we open a new restaurant and incur other expenses when we close, relocate, or remodel existing restaurants. These expenses are generally higher when we open restaurants in new markets, but the costs of opening, closing, relocating or remodeling any of our restaurants may be higher than anticipated. An increase in such expenses could have an adverse effect on our results of operations.

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

Currently, approximately 61% of our restaurants are franchised. Franchising royalties and fees represented approximately 8.6%, 9.5%, and 9.3% of our revenues during fiscal 2011, 2010, and 2009, respectively. Our performance depends upon (i) our ability to attract and retain qualified franchisees, (ii) the franchisees’ ability to execute our concept and capitalize upon our brand recognition and marketing, and (iii) franchisees’ ability to timely develop restaurants. We may not be able to recruit franchisees who have the business abilities or financial resources necessary to open restaurants on schedule, or who will conduct operations in a manner consistent with our concept and standards. Also, our franchisees may not be able to operate restaurants in a profitable manner.

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

We believe we have built a strong reputation for the quality and breadth of our menu items as part of the total experience that guests enjoy in our restaurants. We believe we must protect and grow the value of our brand to continue to be successful in the future. Any incident that erodes consumer trust in or affinity for our brand could significantly reduce its value. If consumers perceive or experience a reduction in food quality, service, or ambiance, or in any way believe we failed to deliver a consistently positive experience, our brand value could suffer.

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

During fiscal 2011, 2010, and 2009, vendor allowances were recorded as a reduction in inventoriable costs, and cost of sales was reduced by $7.0 million, $6.4 million, and $6.0 million, respectively. If the amount of vendor allowances is reduced, inventoriable costs may increase, as may the cost of sales.

Our quarterly operating results may fluctuate due to the timing of special events and other factors, including the recognition of impairment losses.

Our quarterly operating results depend, in part, on special events, such as the Super Bowl® and other sporting events viewed by our guests in our restaurants such as the NFL, MLB, NBA, NHL, and NCAA. Interruptions in the viewing of these professional and collegiate sporting league events due to strikes, lockouts, or labor disputes may impact our results. Additionally, our results are subject to fluctuations based on the dates of sporting events and their availability for viewing through broadcast, satellite and cable networks. Historically, sales in most of our restaurants have been higher during fall and winter months based on the relative popularity and extent of national, regional and local sporting and other events. Further, our quarterly operating results may fluctuate significantly because of other factors, including:

•	Increases or decreases in same-store sales;

•	Fluctuations in food costs, particularly chicken wings;

•	The timing of new restaurant openings, which may impact margins due to the related preopening costs and initially higher restaurant level operating expense ratios;

•	Profitability of our restaurants, particularly in new markets;

•	Potential distraction or unusual expenses associated with our expansion into international markets;

•	Our ability to operate effectively in new markets in which we or our franchisees have limited operating experience;

•	Labor availability and costs for hourly and management personnel;

•	Changes in competitive factors;

•	Disruption in supplies;

•	General economic conditions, consumer confidence, and fluctuations in discretionary spending;

•	Claims experience for self-insurance programs;

•	Increases or decreases in labor or other variable expenses;

•	The impact of inclement weather, natural disasters, and other calamities;

•	Fluctuations in interest rates;

•	The timing and amount of asset impairment loss and restaurant closing charges; and

•	Tax expenses and other non-operating costs.

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

We may not be able to attract and retain qualified Team Members and key executives to operate and manage our business.

Our success and the success of our individual restaurants and business depends on our ability to attract, motivate, develop and retain a sufficient number of qualified key executives and restaurant employees, including restaurant managers, and hourly Team Members. The inability to recruit, develop and retain these individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants, thus increasing the cost to efficiently operate our restaurants. This could inhibit our expansion plans and business performance and, to the extent that a labor shortage may force us to pay higher wages, harm our profitability. The loss of any of our executive officers could jeopardize our ability to meet our financial targets.

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

Various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime pay, healthcare reform, unemployment tax rates, workers’ compensation rates, citizenship requirements, union membership, and sales taxes. A number of factors could adversely affect our operating results, including additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, mandated training for employees, increased tax reporting and tax payment requirements for employees who receive tips, a reduction in the number of states that allow tips to be credited toward minimum wage requirements, changing regulations from the National Labor Relations Board and increased employee litigation including claims relating to the Fair Labor Standards Act.

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

Our success depends, in part, upon the continued popularity of our Buffalo, New York-style chicken wings, our boneless wings, other food and beverage items, and appeal of sports bars and casual dining restaurants. We also depend on trends toward consumers eating away from home. Shifts in these consumer preferences could negatively affect our future profitability. Such shifts could be based on health concerns related to the cholesterol, carbohydrate, fat, calorie, or salt content of certain food items, including items featured on our menu. Negative publicity over the health aspects of such food items may adversely affect consumer demand for our menu items and could result in a decrease in guest traffic to our restaurants, which could materially harm our business. In addition, we will be required to disclose calorie counts for all food items on our menus, due to federal regulations, and this may have an effect on consumers’ eating habits. Other federal regulations could follow this pattern. In addition, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. A decline in consumer spending or in economic conditions could reduce guest traffic or impose practical limits on pricing, either of which could harm our business, financial condition, operating results or cash flow.

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

We may seek to selectively acquire existing restaurants from our franchisees or other restaurants. To do so, we would need to identify suitable acquisition candidates, negotiate acceptable acquisition terms and obtain appropriate financing. Any acquisition that we pursue, whether or not successfully completed, may involve risks, including:

•	Material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition as the acquired restaurants are integrated into our operations;

•	Risks associated with entering into markets or conducting operations where we have no or limited prior experience;

•	Problems maintaining key personnel;

•	Potential impairment of tangible and intangible assets and goodwill acquired in the acquisition;

•	Potential unknown liabilities;

•	Difficulties of integration; and

•	Disruption of our ongoing business, including diversion of management’s attention from other business concerns.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We are headquartered in Minneapolis, Minnesota. Our home office has approximately 44,000 square feet of office space. We occupy this facility under a lease that terminates on November 30, 2017, with an option to renew for one five-year term. As of December 25, 2011, we owned and operated 319 restaurants. We typically lease the land and building for our sites. The majority of our existing leases are for 10 or 15-year terms, generally including options to extend the terms. We typically lease our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts. Most of our leases include “exclusive use” provisions prohibiting our landlords from leasing space to other restaurants that fall within certain specified criteria. Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the lease or franchise agreement. The following table sets forth the states and provinces in which Buffalo Wild Wings restaurants are located and the number of restaurants in each state or province as of December 25, 2011:

	Number of Restaurants Open
	Company-owned	Franchised	Total
United States:
Alabama	1	10	11
Arizona	4	9	13
Arkansas	—	6	6
California	11	24	35
Colorado	17	2	19
Connecticut	—	7	7
Delaware	—	5	5
Florida	4	26	30
Georgia	11	1	12
Hawaii	—	1	1
Idaho	—	4	4
Illinois	13	46	59
Indiana	7	42	49
Iowa	14	1	15
Kansas	9	—	9
Kentucky	12	5	17
Louisiana	—	11	11
Maine	—	2	2
Maryland	1	11	12
Massachusetts	—	3	3
Michigan	—	43	43
Minnesota	23	5	28
Mississippi	2	7	9
Missouri	7	20	27
Montana	—	4	4
Nebraska	6	2	8
Nevada	9	1	10
New Hampshire	—	1	1
New Jersey	2	4	6
New Mexico	—	3	3
New York	10	11	21
North Carolina	14	4	18
North Dakota	—	5	5
Ohio	32	53	85
Oklahoma	—	14	14
Oregon	—	7	7
Pennsylvania	10	1	11
South Carolina	7	4	11
South Dakota	—	4	4
Tennessee	20	—	20
Texas	37	51	88
Vermont	—	1	1
Virginia	15	20	35
Washington	1	1	2
West Virginia	—	8	8
Wisconsin	16	8	24
Canada:
Ontario	4	—	4
Total	319	498	817

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

ITEM 4. Mining Safety Disclosures

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the NASDAQ Global Market under the symbol “BWLD”. The following table sets forth the high and low closing sale prices of our Common Stock.

	2011		2010
	High	Low	High	Low
First Quarter	$56.76	42.78	$49.53	39.89
Second Quarter	63.52	53.75	52.61	35.67
Third Quarter	69.31	52.44	48.14	35.25
Fourth Quarter	68.24	56.30	50.08	44.46

Holders

As of February 10, 2012, there were approximately 145 record holders of our Common Stock, excluding shareholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on information which we have obtained from our transfer agent, there are approximately 31,570 holders of our Common Stock whose stock is held either in nominee name and/or street name brokerage accounts.

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

Stock Performance Chart

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock for the five-year period ended December 25, 2011 with the cumulative total return on the Nasdaq Composite and the S&P 600 Restaurants Index. The comparison assumes $100 was invested in Buffalo Wild Wings Common Stock on December 31, 2006, and in each of the foregoing indices on December 31, 2006 and assumes reinvestment of dividends.

	12/31/06	12/30/07	12/28/08	12/27/09	12/26/10	12/25/11

Buffalo Wild Wings, Inc.	100.00	86.99	92.93	161.35	169.06	256.54
NASDAQ Composite	100.00	110.26	65.65	95.19	112.10	110.81
S&P 600 Restaurants	100.00	73.01	48.55	68.69	92.23	90.88

The preceding stock performance chart is furnished and not filed with the Securities and Exchange Commission. Notwithstanding anything to the contrary set forth in any of our previous filings made under the Securities Act of 1933 or the Securities Exchange Act of 1934 that incorporate future filings made by us under those statutes, the above stock performance chart is not to be incorporated by reference in any prior filings, nor shall it be incorporated by reference into any future filings made by us under those statutes.

ITEM 6. SELECTED FINANCIAL DATA

The following summary information should be read in conjunction with the Consolidated Financial Statements and related notes thereto set forth in Item 8 of this Form 10-K.

	Fiscal Years Ended (1)
	Dec. 25, 2011	Dec. 26, 2010	Dec. 27, 2009	Dec. 28, 2008	Dec. 30, 2007
	(in thousands, except share and per share data)
Consolidated Statements of Earnings Data:
Revenue:
Restaurant sales	$717,395	555,184	488,702	379,686	292,824
Franchise royalties and fees	67,083	58,072	50,222	42,731	36,828
Total revenue	784,478	613,256	538,924	422,417	329,652

Costs and expenses:
Restaurant operating costs:
Cost of sales	203,291	160,877	147,659	113,266	90,065
Labor	215,649	167,193	146,555	114,609	87,784
Operating	109,654	88,694	76,358	60,205	47,974
Occupancy	44,005	36,501	32,362	25,157	19,986
Depreciation and amortization	49,913	39,205	32,605	23,622	16,987
General and administrative	72,689	53,996	49,404	40,151	35,740
Preopening	14,564	8,398	7,702	7,930	4,520
Loss on asset disposals and store closures	1,929	2,051	1,928	2,083	987
Total costs and expenses	711,694	556,915	494,573	387,023	304,043
Income from operations	72,784	56,341	44,351	35,394	25,609
Investment income	118	684	1,077	970	2,909
Earnings before income taxes	72,902	57,025	45,428	36,364	28,518
Income tax expense	22,476	18,625	14,757	11,929	8,864
Net earnings	$50,246	38,400	30,671	24,435	19,654

Earnings per common share – basic	$2.75	2.11	1.70	1.37	1.12
Earnings per common share – diluted	2.73	2.10	1.69	1.36	1.10
Weighted average shares outstanding – basic	18,337,000	18,175,000	18,010,000	17,813,000	17,554,000
Weighted average shares outstanding – diluted	18,483,000	18,270,000	18,177,000	17,995,000	17,833,000

Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$148,260	89,699	79,286	66,107	43,579
Net cash used in investing activities	(146,682)	(85,226)	(79,172)	(60,134)	(54,687)
Net cash provided by financing activities	3,690	1,265	1,119	853	873

	As Of (1)
	Dec. 25, 2011	Dec. 26, 2010	Dec. 27, 2009	Dec. 28, 2008	Dec. 30, 2007
	(in thousands)
Consolidated Balance Sheets Data:
Total current assets	$139,245	134,204	98,523	68,568	84,506
Total assets	495,359	380,357	309,073	243,818	197,098
Total current liabilities	114,270	79,116	66,704	48,202	32,490
Total liabilities	177,373	123,536	99,240	72,225	55,433
Retained earnings	204,772	154,346	115,946	85,275	60,840
Total stockholders’ equity	317,986	256,821	209,833	171,593	141,665

(1)
We utilize a 52- or 53-week accounting period that ends on the last Sunday in December. Each of the fiscal years in the five years ended December 25, 2011 were comprised of 52 weeks. Our next 53-week year will occur in 2012.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for fiscal 2012, cash requirements, and our expected restaurant openings. Such statements are forward-looking and speak only as of the date on which they are made. There are risks and uncertainties including those discussed in Item 1A of this 10-K under “Risk Factors.” Information included in this discussion and analysis includes commentary on company-owned and franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Buffalo Wild Wings® Grill & Bar concept and the overall health of the concept. Franchise information also provides an understanding of our revenues because franchise royalties and fees are based on the opening of franchised units and their sales. However, franchise sales and same-store sales information does not represent sales in accordance with U. S. Generally Accepted Accounting Principles (GAAP), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.

Overview

As of December 25, 2011, we owned and operated 319 and franchised an additional 498 Buffalo Wild Wings Grill & Bar® restaurants in North America. We believe that we will grow the Buffalo Wild Wings brand to about 1,500 locations in North America, continuing the strategy of developing both company-owned and franchised restaurants.

We believe we will have 60 company-owned and 50 franchised restaurant openings in 2012 and have set an annual net earnings growth goal of 20%. Our growth and success depend on several factors and trends. First, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, therefore, cash flow per location. We remain committed to high quality operations and guest hospitality.

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

A second factor is our success in developing restaurants in new markets. There are inherent risks in opening new restaurants, especially in new markets, including the lack of experience, logistical support, and brand awareness. These factors may result in lower than anticipated sales and cash flow for restaurants in new markets along with higher preopening costs. We believe our focus on our new restaurant opening procedures, along with our expanding North American presence, will help to mitigate the overall risk associated with opening restaurants in new markets.

Third, we continue to monitor and react to changes in our cost of goods sold. The costs of goods sold is difficult to predict, as it ranged from 27.2% to 30.6% of restaurant sales per quarter in 2011 and 2010, mostly due to the price fluctuation in chicken wings. We work to counteract the volatility of chicken wing prices with the introduction of new menu items, marketing promotions, focused efforts on food costs and waste, and menu price increases. We will continue to monitor the cost of chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. We continue to explore purchasing strategies to lessen the severity of cost increases and fluctuations, and are reviewing menu additions and other strategies that may decrease the percentage that chicken wings represent in terms of total restaurant sales. We are currently purchasing chicken wings at market prices. The market price for traditional wings reached its lowest price in several years during the second quarter of 2011. The market price trended substantially higher toward the end of 2011. The chart below illustrates the fluctuation in chicken wing prices from quarter to quarter in the last five years.

We generate cash from the operation of our company-owned restaurants and from franchise royalties and fees. We highlight the specific costs associated with the on-going operation of our company-owned restaurants in the consolidated statement of earnings under “Restaurant operating costs.” Our depreciation and amortization expense consists of depreciation on assets used by our company-owned restaurants and amortization of reacquired franchise rights. Preopening costs are those costs associated with opening new company-owned restaurants and will vary annually based on the number of new locations opening and under construction and the markets we enter. Loss on asset disposals and store closures expense is related to company-owned restaurants and includes the costs associated with closures of locations and normal asset retirements. General and administrative expenses are related to home office and field support provided to both company-owned restaurants and franchising operations.

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Each of the fiscal years in the five years ended December 25, 2011 were 52-week years. Our next 53-week year will occur in 2012.

Critical Accounting Estimates

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

Valuation of Long-Lived Assets and Store Closing Reserves

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for 15 months. We evaluate the recoverability of a restaurant’s long-lived assets, including intangibles, leasehold improvements, equipment and fixtures over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. During fiscal 2009 we recognized $237,000 of asset impairment charges. No impairments were recognized in fiscal 2011 or 2010.

In addition to the valuation of long-lived assets, we also record a store closing reserve when a restaurant is abandoned due to closure or relocation. The store closing reserve is subject to significant judgment as accruals are made for lease obligations on abandoned leased facilities. Many factors, including the local business environment, other available lease sites, the willingness of lessors to negotiate lease buyouts, and the ability to sublease our sites are considered in making the accruals. We estimate future lease obligations based on these factors and evaluate quarterly the adequacy of the estimated reserve based on current market conditions. During 2011, 2010, and 2009, we recorded expenses of $205,000, $310,000, and $31,000, respectively, for restaurants that closed.

Goodwill

We review goodwill for impairment annually, or whenever circumstances change in a way which could indicate that impairment may have occurred. Goodwill is tested at the reporting unit level.

We identify potential goodwill impairments by comparing the fair value of the reporting unit to its carrying amount, which includes goodwill and other intangible assets. The fair value of the reporting unit is calculated using a market approach.  This amount is compared to the carrying value of the reporting entity, including goodwill.

If the carrying amount of the reporting unit exceeds the fair value, this is an indication that impairment may exist. We calculate the amount of the impairment by comparing the fair value of the assets and liabilities to the fair value of the reporting unit. The fair value of the reporting unit in excess of the value of the assets and liabilities is the implied fair value of the goodwill. If this amount is less than the carrying amount of goodwill, impairment is recognized for the difference. As of December 25, 2011, our analysis of the fair value of our goodwill substantially exceeded the carrying value and therefore we concluded that our goodwill was not impaired. No goodwill impairment charges were recognized during 2011, 2010, or 2009.

Vendor Allowances

Vendor allowances include allowances and other funds received from vendors. Certain of these funds are determined based on various quantitative contract terms. We also receive vendor allowances from certain manufacturers and distributors calculated based upon purchases made by franchisees. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction of the related expense. Amounts that represent a reduction of inventory purchase costs are recorded as a reduction of inventoriable costs. We record an estimate of earned vendor allowances that are calculated based upon monthly purchases. We generally receive payment from vendors approximately 30 days after the end of a month for that month’s purchases. During fiscal 2011, 2010, and 2009, vendor allowances were recorded as a reduction in inventoriable costs, and cost of sales was reduced by $7.0 million, $6.4 million, and $6.0 million, respectively.

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

Compensation expense for restricted stock units is recognized for the expected number of shares vesting at the end of each annual period. Restricted stock units granted in 2011, 2010 and 2009 are subject to three-year cliff vesting and a cumulative three-year earnings target. The number of units that vest is based on performance against the target. Stock-based compensation is recognized for the expected number of shares vesting at the end of the three-year period and is expensed over that period. For these restricted stock unit grants, significant assumptions are made to estimate the expected net earnings levels for future years.

Results of Operations

Our operating results for 2011, 2010, and 2009, are expressed below as a percentage of total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales.

	Fiscal Years Ended
	Dec. 25, 2011	Dec. 26, 2010	Dec. 27, 2009
Revenue:
Restaurant sales	91.4%	90.5%	90.7%
Franchise royalties and fees	8.6	9.5	9.3
Total revenue	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	28.3	29.0	30.2
Labor	30.1	30.1	30.0
Operating	15.3	16.0	15.6
Occupancy	6.1	6.6	6.6
Depreciation and amortization	6.4	6.4	6.1
General and administrative	9.3	8.8	9.2
Preopening	1.9	1.4	1.4
Loss on asset disposals and store closures	0.2	0.3	0.4
Total costs and expenses	90.7	90.8	91.8
Income from operations	9.3	9.2	8.2
Investment income	—	0.1	0.2
Earnings before income taxes	9.3	9.3	8.4
Income tax expense	2.9	3.0	2.7
Net earnings	6.4%	6.3%	5.7%

The number of company-owned and franchised restaurants open are as follows:

	As of
	Dec. 25, 2011	Dec. 26, 2010	Dec. 27, 2009
Company-owned restaurants	319	259	232
Franchised restaurants	498	473	420

The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

	Fiscal Years Ended
	Dec. 25, 2011	Dec. 26, 2010	Dec. 27, 2009
Company-owned restaurant sales	$717,395	555,184	488,702
Franchised restaurant sales	1,326,213	1,147,848	992,043

Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

	Fiscal Years Ended
	Dec. 25, 2011	Dec. 26, 2010	Dec. 27, 2009
Company-owned same-store sales	6.1%	0.6%	3.1%
Franchised same-store sales	3.6	(0.2)	3.4

The annual average prices paid per pound for chicken wings for company-owned restaurants are as follows:

	Fiscal Years Ended
	Dec. 25, 2011	Dec. 26, 2010	Dec. 27, 2009
Average price per pound	$1.21	1.58	1.70

Fiscal Year 2011 Compared to Fiscal Year 2010

Restaurant sales increased by $162.2 million, or 29.2%, to $717.4 million in 2011 from $555.2 million in 2010. The increase in restaurant sales was due to a $131.2 million increase associated with 50 new company-owned restaurants that opened in 2011, 18 franchised locations that were acquired in 2011 and 84 company-owned restaurants opened before 2011 that did not meet the criteria for same-store sales for all or part of the year, and $31.1 million related to a 6.1% increase in same-store sales.

Franchise royalties and fees increased by $9.0 million, or 15.5%, to $67.1 million in 2011 from $58.1 million in 2010. The increase was due primarily to additional royalties collected from the 53 new franchised restaurants that opened in 2011 and a full year of operations for the 60 franchised restaurants that opened in 2010. Same-store sales for franchised restaurants increased 3.6% in 2011.

Cost of sales increased by $42.4 million, or 26.4%, to $203.3 million in 2011 from $160.9 million in 2010 due primarily to more restaurants being operated in 2011. Cost of sales as a percentage of restaurant sales decreased to 28.3% in 2011 from 29.0% in 2010, primarily due to lower chicken wing prices partially offset by a sales mix shift to appetizers. In 2011, the cost of chicken wings averaged $1.21 per pound which was a 23.4% decrease compared to 2010.

Labor expenses increased by $48.5 million, or 29.0%, to $215.6 million in 2011 from $167.2 million in 2010 due primarily to more restaurants being operated in 2011. Labor expenses as a percentage of restaurant sales remained steady at 30.1% in 2011 and 2010. Cost of labor as a percentage of restaurant sales was primarily affected by higher hourly labor costs partially offset by lower management labor costs.

Operating expenses increased by $21.0 million, or 23.6%, to $109.7 million in 2011 from $88.7 million in 2010 due primarily to more restaurants being operated in 2011. Operating expenses as a percentage of restaurant sales decreased to 15.3% in 2011 from 16.0% in 2010. The decrease in operating expenses as a percentage of restaurant sales was primarily due to lower utility and insurance costs.

Occupancy expenses increased by $7.5 million, or 20.6%, to $44.0 million in 2011 from $36.5 million in 2010 due primarily to more restaurants being operated in 2011. Occupancy expenses as a percentage of restaurant sales decreased to 6.1% in 2011 from 6.6% in 2010 due primarily to leveraging rent costs with higher sales and a shift toward more company-owned buildings.

Depreciation and amortization increased by $10.7 million, or 27.3%, to $49.9 million in 2011 from $39.2 million in 2010. The increase was primarily due to the additional depreciation on 50 new restaurants that opened in 2011, 18 franchised locations that were acquired in 2011, and 35 new restaurants opened in 2010 and operated for a full year in 2011. Depreciation and amortization expense as a percentage of total revenue remained steady at 6.4% in 2011 and 2010 due primarily to leveraging costs with higher sales offset by higher depreciation on company-owned buildings and amortization related to reacquired franchise rights.

General and administrative expenses increased by $18.7 million, or 34.6%, to $72.7 million in 2011 from $54.0 million in 2010. General and administrative expenses as a percentage of total revenue increased to 9.3% in 2011 from 8.8% in 2010. Exclusive of stock-based compensation, our general and administrative expenses increased to 7.8% of total revenue in 2011 from 7.5% in 2010. This increase was primarily due to higher cash incentive expense.

Preopening costs increased by $6.2 million, or 73.4%, to $14.6 million in 2011 from $8.4 million in 2010. In 2011, we incurred costs of $13.4 million for 50 new company-owned restaurants and costs of $1.1 million for restaurants that will open in 2012. In 2010, we incurred costs of $8.0 million for 35 new company-owned restaurants and costs of $390,000 for restaurants that opened in 2011. Average preopening cost per restaurant in 2011 and 2010 was $275,000 and $235,000, respectively. The higher per restaurant costs in 2011 were due to additional costs for expansion into new markets.

Loss on asset disposals and store closures decreased by $122,000 to $1.9 million in 2011 from $2.1 million in 2010. The expense in 2011 represented the closures costs for eight closed or relocated restaurants of $205,000, and the write-off of miscellaneous equipment and disposals due to remodels. The expense in 2010 represented the closure costs for eight closed or relocated restaurants of $310,000, and the write-off of miscellaneous equipment and disposals due to remodels.

Investment income decreased by $566,000 to $118,000 in 2011 from $684,000 in 2010. The majority of our investments were in short-term municipal securities. The decrease in investment income was due to a loss on investments held for a deferred compensation plan and lower rates of return on investments. Cash and marketable securities balances at the end of the year were $60.5 million in 2011 compared to $72.1 million in 2010.

Provision for income taxes increased $3.9 million to $22.5 million in 2011 from $18.6 million in 2010. The effective tax rate as a percentage of income before taxes decreased to 30.8% in 2011 from 32.7% in 2010. The rate decrease was primarily due to higher employment-related Federal tax credits.

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

Loss on asset disposals and store closures increased by $123,000 to $2.1 million in 2010 from $1.9 million in 2009. The expense in 2010 represented the closure costs for eight closed or relocated restaurants of $310,000, and $1.7 million for the write-off of miscellaneous equipment. During 2009, we impaired the assets of one underperforming restaurant for $237,000, incurred $31,000 for the closure of one restaurant, and incurred costs of $1.6 million for the write-off of miscellaneous equipment.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for constructing, remodeling and maintaining our new and existing company-owned restaurants; working capital; acquisitions; and other general business needs. We fund these expenses, except for acquisitions, primarily with cash from operations. Depending on the size of the transaction, acquisitions would generally be funded from cash and marketable securities balances. The cash and marketable securities balance at December 25, 2011 was $60.5 million. We invest our cash balances in debt securities with the focus on protection of principal, adequate liquidity and return on investment based on risk. As of December 25, 2011, nearly all excess cash was invested in high quality municipal securities.

During fiscal 2011, 2010, and 2009, net cash provided by operating activities was $148.3 million, $89.7 million, and $79.3 million, respectively. Net cash provided by operating activities in 2011 consisted primarily of net earnings adjusted for non-cash expenses and an increase in accounts payable and accrued expenses. The increase in accounts payable was primarily due to an increase in the number of restaurants and the timing of payments. The increase in accrued expenses was due to higher payroll-related costs including incentive compensation and wages.

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

Net cash used in investing activities for 2011, 2010, and 2009, was $146.7 million, $85.2 million, and $79.2 million, respectively. Investing activities included acquisitions of property and equipment related to the opening of new company-owned restaurants and restaurants under construction in all periods. In 2011, we opened 50 new restaurants and purchased 18 franchised restaurants. In 2010 we opened 35 new restaurants. In 2009 we opened 36 new restaurants. In 2012, we expect capital expenditures of approximately $121.6 million for the cost of 60 new or relocated company-owned restaurants, $10.0 million for technology improvements on our restaurant and corporate systems, and $20.0 million for capital expenditures at existing restaurants. In 2011, we purchased $97.1 million of marketable securities and received proceeds of $114.3 million as marketable securities matured or were sold. In 2010, we purchased $99.2 million of marketable securities and received proceeds of $87.3 million as investments in marketable securities matured or were sold. In 2009, we purchased $57.0 million of marketable securities and received proceeds of $51.6 million as investments in marketable securities matured or were sold.

Net cash provided by financing activities for 2011, 2010, and 2009, was $3.7 million, $1.3 million, and $1.1 million, respectively. Net cash provided by financing activities for 2011 resulted primarily from the issuance of common stock for options exercised and employee stock purchases of $1.7 million and excess tax benefits for stock issuance of $4.5 million partially offset by tax payments for restricted stock units issuances of $2.5 million. Net cash provided by financing activities for 2010 resulted primarily from the issuance of common stock for options exercised and employee stock purchases of $1.4 million and excess tax benefits for restricted stock unit issuances of $1.5 million partially offset by tax payments for restricted stock units of $1.6 million. Net cash provided by financing activities for 2009 resulted primarily from the issuance of common stock for options exercised and employee stock purchases of $1.2 million and excess tax benefits for restricted stock unit issuances of $1.5 million partially offset by tax payments for restricted stock units of $1.5 million. No additional funding from the issuance of common stock (other than from the exercise of options and employee stock purchases) is anticipated in 2012.

Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. We own the buildings in which 64 of our restaurants operate and therefore have the limited ability to enter into sale-leaseback transactions as a potential source of cash.

The following table presents a summary of our contractual operating lease obligations and commitments as of December 25, 2011:

		Payments Due By Period (in thousands)
	Total	Less than one year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$362,088	39,856	76,636	71,149	174,447
Commitments for restaurants under development	60,964	2,457	7,398	7,407	43,702
Total	$423,052	42,313	84,034	78,556	218,149

We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations in the foreseeable future. Our future cash outflows related to income tax uncertainties amount to $733,000 as of December 25, 2011. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

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

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08 “Intangibles – Goodwill and Other.”  ASU 2011-08 amends ASC 350 Intangibles – Goodwill and Other to simplify how an entity tests goodwill for impairment.  The guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test.  We have determined that the guidance will not have a material impact to our consolidated financial statements. The guidance was early adopted and became effective for our fiscal year ending December 25, 2011.

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

Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in same-store sales, changes in commodity prices, the timing and number of new restaurant openings and related preopening expenses, asset impairment charges, store closing charges, general economic conditions, stock-based compensation, and seasonal fluctuations. As a result, our results of operations are not necessarily indicative of the results that may be achieved for any future period.

Results of Quarterly Operations (unaudited)

	Mar. 28, 2010	Jun. 27, 2010	Sep. 26, 2010	Dec. 26, 2010	Mar. 27, 2011	Jun. 26, 2011	Sep. 25, 2011	Dec. 25, 2011
Revenue:
Restaurant sales	137,962	131,531	136,953	148,738	165,527	167,896	181,036	202,936
Franchise royalties and fees	14,309	14,170	14,395	15,198	16,623	16,205	16,727	17,528
Total revenue	152,271	145,701	151,348	163,936	182,150	184,101	197,763	220,464

Costs and expenses:
Restaurant operating costs:
Cost of sales	42,224	37,601	38,232	42,820	46,264	45,735	51,655	59,637
Labor	40,685	40,089	41,995	44,424	48,878	51,309	54,783	60,679
Operating	21,455	21,173	22,835	23,231	24,549	25,048	28,537	31,520
Occupancy	8,910	8,807	9,131	9,653	10,227	10,659	11,195	11,924
Depreciation and amortization	9,550	9,456	9,766	10,433	11,022	11,931	12,748	14,212
General and administrative	12,026	12,929	14,003	15,038	16,292	18,766	18,336	19,295
Preopening	1,115	1,197	2,789	3,297	2,387	4,116	3,864	4,197
Loss on asset disposals and store closures	411	526	682	432	411	492	612	414
Total costs and expenses	136,376	131,778	139,433	149,328	160,030	168,056	181,730	201,878
Income from operations	15,895	13,923	11,915	14,608	22,120	16,045	16,033	18,586
Investment income (loss)	185	(156)	305	350	356	(152)	(374)	288
Earnings before income taxes	16,080	13,767	12,220	14,958	22,476	15,893	15,659	18,874
Income tax expense	5,519	4,601	3,716	4,789	7,615	5,220	4,393	5,248
Net earnings	10,561	9,166	8,504	10,169	14,861	10,673	11,266	13,626

Earnings per common share – basic	0.58	0.50	0.47	0.56	0.81	0.58	0.61	0.74
Earnings per common share – diluted	0.58	0.50	0.47	0.55	0.81	0.58	0.61	0.73
Weighted average shares outstanding – basic	18,147	18,167	18,187	18,200	18,306	18,330	18,352	18,361
Weighted average shares outstanding – diluted	18,229	18,234	18,253	18,363	18,375	18,401	18,520	18,633

Results of Quarterly Operations (unaudited)

	Mar. 28, 2010	Jun. 27, 2010	Sep. 26, 2010	Dec. 26, 2010	Mar. 27, 2011	Jun. 26, 2011	Sep. 25, 2011	Dec. 25, 2011
Revenue:
Restaurant sales	90.6%	90.3%	90.5%	90.7%	90.9%	91.2%	91.5%	92.0%
Franchise royalties and fees	9.4	9.7	9.5	9.3	9.1	8.8	8.5	8.0
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	30.6	28.6	27.9	28.8	27.9	27.2	28.5	29.4
Labor	29.5	30.5	30.7	29.9	29.5	30.6	30.3	29.9
Operating	15.6	16.1	16.7	15.6	14.8	14.9	15.8	15.5
Occupancy	6.5	6.7	6.7	6.5	6.2	6.3	6.2	5.9
Depreciation and amortization	6.3	6.5	6.5	6.4	6.1	6.5	6.4	6.4
General and administrative	7.9	8.9	9.3	9.2	8.9	10.2	9.3	8.8
Preopening	0.7	0.8	1.8	2.0	1.3	2.2	2.0	1.9
Loss on asset disposals and store closures	0.3	0.4	0.5	0.3	0.2	0.3	0.3	0.2
Total costs and expenses	89.6	90.4	92.1	91.1	87.9	91.3	91.9	91.6
Income from operations	10.4	9.6	7.9	8.9	12.1	8.7	8.1	8.4
Investment income (loss)	0.1	(0.1)	0.2	0.2	0.2	(0.1)	(0.2)	0.1
Earnings before income taxes	10.6	9.4	8.1	9.1	12.3	8.6	7.9	8.6
Income tax expense	3.6	3.2	2.5	2.9	4.2	2.8	2.2	2.4
Net earnings	6.9%	6.3%	5.6%	6.2%	8.2%	5.8%	5.7%	6.2%

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product and supply risks. We negotiate directly with independent suppliers for our supply of food and other products. Domestically, we use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. We currently purchase our chicken wings at market prices. Chicken wings accounted for approximately 19%, 24%, and 25% of our cost of sales in 2011, 2010, and 2009, respectively, with an annual average price per pound of $1.21, $1.58, and $1.70, respectively. A 10% increase in traditional chicken wing costs during 2011, would have increased restaurant cost of sales by approximately $3.8 million for fiscal 2011. Additional information related to chicken wing prices and our approaches to managing the volatility thereof is included in Item 7 under “Results of Operations.”

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For supplemental information regarding quarterly results of operations, refer to Item 7, “Results of Quarterly Operations.”

BUFFALO WILD WINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Buffalo Wild Wings, Inc.:

We have audited the accompanying consolidated balance sheets of Buffalo Wild Wings, Inc. and subsidiaries as of December 25, 2011 and December 26, 2010, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 25, 2011. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule for each of the fiscal years in the three-year period ended December 25, 2011. We also have audited Buffalo Wild Wings, Inc.’s internal control over financial reporting as of December 25, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Buffalo Wild Wings, Inc.’s management is responsible for these consolidated financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buffalo Wild Wings, Inc. and subsidiaries as of December 25, 2011 and December 26, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 25, 2011, in conformity with U.S. generally accepted accounting principles. In our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, Buffalo Wild Wings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/S/ KPMG LLP

Minneapolis, Minnesota
February 21, 2012

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 25, 2011 and December 26, 2010
(Dollar amounts in thousands)

	December 25, 2011	December 26, 2010
Assets
Current assets:
Cash and cash equivalents	$20,530	15,309
Marketable securities	39,956	56,827
Accounts receivable, net of allowance of $25	12,165	9,033
Inventory	6,311	4,158
Prepaid expenses	3,707	3,505
Refundable income taxes	7,561	6,366
Deferred income taxes	6,323	6,069
Restricted assets	42,692	32,937
Total current assets	139,245	134,204

Property and equipment, net	310,170	224,970
Other assets	28,174	9,937
Goodwill	17,770	11,246
Total assets	$495,359	380,357

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$1,852	2,109
Accounts payable	30,089	17,632
Accrued compensation and benefits	30,499	19,324
Accrued expenses	7,580	5,696
Current portion of deferred lease credits	—	293
System-wide payables	44,250	34,062
Total current liabilities	114,270	79,116

Long-term liabilities:
Other liabilities	1,544	1,574
Deferred income taxes	38,512	24,557
Deferred lease credits, net of current portion	23,047	18,289
Total liabilities	177,373	123,536

Commitments and contingencies (notes 6 and 15)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 18,377,920 and 18,214,065, respectively	113,509	102,484
Retained earnings	204,772	154,346
Accumulated other comprehensive loss	(295)	(9)
Total stockholders’ equity	317,986	256,821
Total liabilities and stockholders’ equity	$495,359	380,357

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Fiscal years ended December 25, 2011, December 26, 2010, and December 27, 2009
(Amounts in thousands except per share data)

	Fiscal years ended
	December 25, 2011	December 26, 2010	December 27, 2009
Revenue:

Restaurant sales	$717,395	555,184	488,702
Franchise royalties and fees	67,083	58,072	50,222
Total revenue	784,478	613,256	538,924

Costs and expenses:
Restaurant operating costs:
Cost of sales	203,291	160,877	147,659
Labor	215,649	167,193	146,555
Operating	109,654	88,694	76,358
Occupancy	44,005	36,501	32,362
Depreciation and amortization	49,913	39,205	32,605
General and administrative	72,689	53,996	49,404
Preopening	14,564	8,398	7,702
Loss on asset disposals and store closures	1,929	2,051	1,928
Total costs and expenses	711,694	556,915	494,573

Income from operations	72,784	56,341	44,351
Investment income	118	684	1,077
Earnings before income taxes	72,902	57,025	45,428
Income tax expense	22,476	18,625	14,757
Net earnings	$50,426	38,400	30,671

Earnings per common share – basic	$2.75	2.11	1.70
Earnings per common share – diluted	$2.73	2.10	1.69
Weighted average shares outstanding – basic	18,337	18,175	18,010
Weighted average shares outstanding – diluted	18,483	18,270	18,177

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fiscal years ended December 25, 2011, December 26, 2010, and December 27, 2009
(Dollar amounts in thousands)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	(Loss) Income	Total
Balance at December 28, 2008	17,887,271	$86,318	85,275	—	$171,593

Net earnings	—	—	30,671	—	30,671
Shares issued under employee stock purchase plan	48,237	1,096	—	—	1,096
Shares issued from restricted stock units	155,394	—	—	—	—
Units effectively repurchased for required employee withholding taxes	(49,633)	(1,553)	—	—	(1,553)
Exercise of stock options	13,106	83	—	—	83
Tax benefit from stock issued	—	1,453	—	—	1,453
Stock-based compensation	—	6,490	—	—	6,490
Balance at December 27, 2009	18,054,375	93,887	115,946	—	209,833

Net earnings	—	—	38,400	—	38,400
Other comprehensive loss	—	—	—	(9)	(9)
Comprehensive income	—	—	—	—	38,391
Shares issued under employee stock purchase plan	36,049	1,186	—	—	1,186
Shares issued from restricted stock units	134,819	—	—	—	—
Units effectively repurchased for required employee withholding taxes	(37,038)	(2,005)	—	—	(2,005)
Exercise of stock options	25,860	229	—	—	229
Tax benefit from stock issued	—	1,475	—	—	1,475
Stock-based compensation	—	7,712	—	—	7,712
Balance at December 26, 2010	18,214,065	102,484	154,346	(9)	256,821

Net earnings	—	—	50,426	—	50,426
Other comprehensive loss	—	—	—	(286)	(286)
Comprehensive income	—	—	—	—	50,140
Shares issued under employee stock purchase plan	30,127	1,373	—	—	1,373
Shares issued from restricted stock units	142,797	—	—	—	—
Units effectively repurchased for required employee withholding taxes	(45,539)	(6,530)	—	—	(6,530)
Exercise of stock options	36,470	337	—	—	337
Tax benefit from stock issued	—	4,462	—	—	4,462
Stock-based compensation	—	11,383	—	—	11,383
Balance at December 25, 2011	18,377,920	$113,509	204,772	(295)	$317,986

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal years ended December 25, 2011, December 26, 2010, and December 27, 2009
(Dollar amounts in thousands)

	Fiscal years ended
	December 25, 2011	December 26, 2010	December 27, 2009
Cash flows from operating activities:
Net earnings	$50,426	38,400	30,671
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	49,003	38,591	31,993
Amortization	910	614	612
Loss on asset disposals and store closures	1,680	1,835	1,928
Deferred lease credits	3,632	2,217	2,181
Deferred income taxes	12,816	6,486	4,817
Stock-based compensation	11,383	7,712	6,490
Excess tax benefit from stock issuance	(4,462)	(1,475)	(1,453)
Change in operating assets and liabilities, net of effect of acquisition:
Trading securities	(317)	(1,369)	(2,051)
Accounts receivable	(1,222)	(357)	(2,663)
Inventory	(1,840)	(514)	(540)
Prepaid expenses	20	(533)	322
Other assets	(2,550)	(885)	(490)
Unearned franchise fees	(257)	(597)	192
Accounts payable	17,676	1,898	1,150
Income taxes	3,267	(3,019)	1,192
Accrued expenses	8,095	695	4,935
Net cash provided by operating activities	148,260	89,699	79,286

Cash flows from investing activities:
Purchase of property and equipment	(130,127)	(73,399)	(73,748)
Purchase of marketable securities	(97,148)	(99,165)	(57,024)
Proceeds of marketable securities	114,337	87,338	51,600
Acquisition of franchised restaurants	(33,744)	—	—
Net cash used in investing activities	(146,682)	(85,226)	(79,172)

Cash flows from financing activities:
Issuance of common stock	1,709	1,415	1,179
Excess tax benefit from stock issuance	4,462	1,475	1,453
Tax payments for restricted stock units	(2,481)	(1,625)	(1,513)
Net cash provided by financing activities	3,690	1,265	1,119
Effect of exchange rate changes on cash and cash equivalents	(47)	(9)	—
Net increase in cash and cash equivalents	5,221	5,729	1,233
Cash and cash equivalents at beginning of year	15,309	9,580	8,347
Cash and cash equivalents at end of year	$20,530	15,309	9,580

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 25, 2011 and December 26, 2010
(Dollar amounts in thousands, except per-share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies

(a) Nature of Business

References in these financial statement footnotes to “company”, “we”, “us”, and “our” refer to the business of Buffalo Wild Wings, Inc. and our subsidiaries. We were organized for the purpose of operating Buffalo Wild Wings® restaurants, as well as selling Buffalo Wild Wings restaurant franchises. In exchange for the initial and continuing franchise fees received, we give franchisees the right to use the name Buffalo Wild Wings. We operate as a single segment in North America for reporting purposes.

At December 25, 2011, December 26, 2010, and December 27, 2009, we operated 319, 259, and 232 company-owned restaurants, respectively, and had 498, 473, and 420 franchised restaurants, respectively.

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

(d) Fiscal Year

We utilize a 52- or 53-week accounting period that ends on the last Sunday in December. The fiscal years ended December 25, 2011, December 26, 2010, and December 27, 2009, comprised 52 weeks. Our next 53-week year will occur in 2012.

(e) Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

(f) Marketable Securities

Marketable securities consist of available-for-sale securities and trading securities that are carried at fair value and held-to-maturity securities that are stated at amortized cost, which approximates market.

Available-for-sale securities are classified as current assets based upon our intent and ability to use any and all of the securities as necessary to satisfy the operational requirements of our business. Realized gains and losses from the sale of available-for-sale securities were not material for fiscal 2011, 2010, and 2009. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. The available-for-sale investments carry short-term repricing features which generally result in these investments having a value at or near par value (cost).

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 25, 2011 and December 26, 2010
(Dollar amounts in thousands, except per-share amounts)

Trading securities are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings as investment income. We have funded a deferred compensation plan using trading assets in a marketable equity portfolio. This portfolio is held to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. These deferred compensation liabilities were $5,153 and $4,815 as of December 25, 2011 and December 26, 2010, respectively, and are included in accrued compensation and benefits in the accompanying consolidated balance sheets.

(g) Accounts Receivable

Accounts receivable consists primarily of contractually-determined receivables for leasehold improvements, credit cards, vendor allowances, and franchise royalties. Cash flows related to accounts receivable are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

(h) Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Cash flows related to inventory sales are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

We purchase products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors but the terms of the contracts and nature of the products are such that purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is chicken wings. Chicken wings are purchased by us at market prices. For fiscal 2011, 2010, and 2009, chicken wings were 19%, 24%, and 25%, of restaurant cost of sales, respectively.

(i) Property and Equipment

Property and equipment are recorded at cost. Leasehold improvements, which include the cost of improvements funded by landlord incentives or allowances, are amortized using the straight-line method over the lesser of the term of the lease, without consideration of renewal options, or the estimated useful lives of the assets, which typically range from five to ten years. Leasehold improvements related to remodels are depreciated using the straight-line method over the estimated useful life, which is typically 5 years. Buildings are depreciated using the straight-line method over the estimated useful life, which ranges from 10 to 20 years. Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to eight years. Maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the respective accounts and the related gains or losses are credited or charged to earnings.

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

(j) Goodwill and Other Assets

Goodwill represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill and indefinite-life purchased liquor licenses are subject to an annual impairment analysis. We identify potential impairments of goodwill by comparing the fair value of the reporting unit to its net book value, which includes goodwill and other intangible assets. The fair value of the reporting unit is calculated using a market approach. This amount is compared to the carrying value of the reporting unit. If the fair value of the reporting unit exceeds the carrying amount, the assets are not impaired. If the carrying amount exceeds the fair value, this is an indication that impairment may exist. We calculate the amount of the impairment by comparing the fair value of the assets and liabilities to the fair value of the reporting unit. If the fair value of the asset is less than the carrying amount, impairment is recognized for the difference. All goodwill was considered recoverable as of December 25, 2011.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 25, 2011 and December 26, 2010
(Dollar amounts in thousands, except per-share amounts)

Other assets consist primarily of reacquired franchise rights and liquor licenses. Reacquired franchise rights are amortized over the life of the related franchise agreement. We evaluate reacquired franchise rights in conjunction with our impairment evaluation of long-lived assets. Liquor licenses are either amortized over their annual renewal period or, if purchased, are carried at the lower of fair value or cost. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the carrying amount exceeds the fair value, we calculate the possible impairment by comparing the fair value of the liquor licenses with the carrying amount. If the fair value of the asset is less than the carrying amount, an impairment is recorded. The carrying amount of the liquor licenses not subject to amortization as of December 25, 2011 and December 26, 2010 was $2,455 and $598, respectively, and is included in other assets in the accompanying consolidated balance sheets.

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

(l) Asset Retirement Obligations

An asset retirement obligation associated with the retirement of a tangible long-lived asset is recognized as a liability in the period incurred or when it becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. We must recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. Conditional asset retirement obligations are legal obligations to perform asset retirement activities when the timing and/or method of settlement are conditional on a future event or may not be within our control. Asset retirement costs are depreciated over the useful life of the related asset. As of December 25, 2011 and December 26, 2010, we had asset retirement obligations of $304 and $301, respectively.

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
December 25, 2011 and December 26, 2010
(Dollar amounts in thousands, except per-share amounts)

Sales from company-owned restaurant revenues are recognized as revenue at the point of the delivery of meals and services. All sales taxes are presented on a net basis and are excluded from revenue.

(o) Franchise Operations

We enter into franchise agreements with unrelated third parties to build and operate restaurants using the Buffalo Wild Wings brand within a defined geographical area. We believe that franchising is an effective and efficient means to expand the Buffalo Wild Wings brand. The franchisee is required to operate their restaurants in compliance with their franchise agreement that includes adherence to operating and quality control procedures established by us. We do not provide loans, leases, or guarantees to the franchisee or the franchisee’s employees and vendors. If a franchisee becomes financially distressed, we do not provide financial assistance. If financial distress leads to a franchisee’s noncompliance with the franchise agreement and we elect to terminate the franchise agreement, we have the right but not the obligation to acquire the assets of the franchisee at fair value as determined by an independent appraiser. We have financial exposure for the collection of the royalty payments. Franchisees generally remit royalty payments weekly for the prior week’s sales, which substantially minimizes our financial exposure. Historically, we have experienced insignificant write-offs of franchisee royalties. Franchise and area development fees are paid upon the signing of the related agreements.

(p) Advertising Costs

Contributions from franchisees related to the national advertising fund constitute agency transactions and are not recognized as revenues and expenses. Related advertising obligations are accrued and the costs expensed at the same time the related contributions are recognized. These advertising fees are recorded as a liability against which specific costs are charged.

Contributions to the national advertising fund related to company-owned restaurants are expensed as contributed and local advertising costs for company-owned restaurants are expensed as incurred. These costs aggregated $26,127, $20,415, and $17,758, in fiscal years 2011, 2010, and 2009, respectively.

(q) Preopening Costs

Costs associated with the opening of new company-owned restaurants are expensed as incurred.

(r) Payments Received from Vendors

Vendor allowances include allowances and other funds received from vendors. Certain of these funds are determined based on various quantitative contract terms. We also receive vendor allowances from certain manufacturers and distributors calculated based upon purchases made by franchisees. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction of the related expense. Amounts that represent a reduction of inventory purchase costs are recorded as a reduction of inventoriable costs. We recorded an estimate of earned vendor allowances that are calculated based upon monthly purchases. We generally receive payment from vendors approximately 30 days from the end of a month for that month’s purchases. During fiscal 2011, 2010, and 2009, vendor allowances were recorded as a reduction in inventoriable costs, and cost of sales was reduced by $7,032, $6,385, and $5,985, respectively.

(s) Restricted Assets and System-wide Payables

We have a system-wide marketing and advertising fund. Company-owned and franchised restaurants are required to remit a designated portion of restaurant sales, to a separate advertising fund that is used for marketing and advertising efforts throughout the system. That amount was 3% of restaurant sales in all years presented. Certain payments received from various vendors are deposited into the national advertising fund. These funds are used for development and implementation of system-wide initiatives and programs. As of December 25, 2011 and December 26, 2010, the national advertising fund liability was $20,586 and $22,041, respectively.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 25, 2011 and December 26, 2010
(Dollar amounts in thousands, except per-share amounts)

We have a system-wide gift card fund which consists of a cash balance, which is restricted to funding of future gift card redemptions and gift card related costs, and a corresponding liability for those outstanding gift cards which we believe will be redeemed in the future. As of December 25, 2011 and December 26, 2010, the gift card liability was $23,664 and $11,436, respectively.

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

(u) Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the balance sheet carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effects of changes in income tax rates or law changes are included in the provision for income taxes in the period enacted. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

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

Stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options and for expense related to the ESPP, since the related purchase discounts exceeded the amount allowed for non-compensatory treatment. Restricted stock units vesting upon the achievement of certain performance targets are expensed based on the fair value on the date of grant, net of estimated forfeitures. All stock-based compensation is recognized as general and administrative expense.

Total stock-based compensation expense recognized in the consolidated statement of earnings for fiscal year 2011 was $11,383 before income taxes and consisted of restricted stock units, stock options, and employee stock purchase plan (ESPP) expense of $9,985, $920 and $478, respectively. The related total tax benefit recognized in 2011 was $3,929.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 25, 2011 and December 26, 2010
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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton (“BSM”) option valuation model with the following assumptions:

	Stock Options
	December 25, 2011	December 26, 2010	December 27, 2009
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	54.1%	54.4%	59.2%
Risk-free interest rate	2.2%	2.6%	2.0%
Expected life of options	5 years	5 years	5 years

Employee Stock Purchase Plan
	December 25, 2011	December 26, 2010	December 27, 2009
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	49.2-50.1%	50.0-50.6%	52.7-59.1%
Risk-free interest rate	0.04-0.07%	0.19-0.30%	0.17-0.30%
Expected life of options	0.5 years	0.5 years	0.5 years

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

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-08 “Intangibles – Goodwill and Other.”  ASU 2011-08 amends ASC 350 Intangibles – Goodwill and Other to simplify how an entity tests goodwill for impairment.  The guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test.  We have determined that the guidance will not have a material impact to our consolidated financial statements. The guidance was early adopted and became effective for our fiscal year ending December 25, 2011.

(y) Subsequent Events

There were no subsequent events that required recognition or disclosure.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 25, 2011 and December 26, 2010
(Dollar amounts in thousands, except per-share amounts)

(2) Fair Value Measurements

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets;
•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 25, 2011:

	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$10,103	1,500	—	11,603
Marketable Securities	5,304	—	—	5,304

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 26, 2010:

	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$2,608	—	—	2,608
Marketable Securities	4,987	11,949	—	16,936
Liabilities
Derivatives	86	—	—	86

We classified a portion of our marketable securities as available-for-sale and trading securities which were reported at fair market value, using the ‘market approach’ valuation technique. The ‘market approach’ valuation method uses prices and other relevant information observable in market transactions involving identical or comparable assets. Our trading securities are valued using the Level 1 approach. Our cash equivalents include commercial paper and money market funds which are valued using Level 1 and Level 2 approaches.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the fiscal years ended December 25, 2011, December 26, 2010, and December 27, 2009.

Our financial assets and liabilities requiring a fair-value measurement on a non-recurring basis were not significant as of December 25, 2011.

Assets and liabilities that are measured at fair value on a recurring basis

At December 25, 2011, we did not have any significant nonfinancial assets or liabilities that required a fair-value measurement on a recurring basis.

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

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 25, 2011 and December 26, 2010
(Dollar amounts in thousands, except per-share amounts)

The following table presents the asset impairment charges we recorded during 2009 and the net carrying value of those impaired long-lived assets as of December 27, 2009:

		FairValue Measured and Recorded At Reporting Date
	Net Carrying Value as of December 27, 2009	Level 1	Level 2	Level 3	2009 Impairment Charges
Long-lived assets	$296	—	—	296	(296)

Financial assets and liabilities not measured at fair value

Certain of our financial assets and liabilities are recorded at their carrying amounts which approximate fair value, based on their short-term nature or variable interest rate. These financial assets and liabilities include cash and cash equivalents, accounts receivable, and accounts payable.

(3) Marketable Securities

Marketable securities were comprised as follows:

	December 25, 2011	December 26, 2010
Held-to-maturity
Municipal securities	$34,652	39,891
Available-for-sale
Municipal securities	—	11,949
Trading
Mutual funds	5,304	4,987
Total	$39,956	56,827

Purchases of available for-sale securities totaled $58,932 and sales totaled $70,955 in 2011. Purchases of held-to-maturity securities totaled $38,142 and proceeds from maturities totaled $43,383 in 2011. All held-to-maturity debt securities mature within one year and had an aggregate fair value of $34,640 at December 25, 2011.

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

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 25, 2011 and December 26, 2010
(Dollar amounts in thousands, except per-share amounts)

(4) Property and Equipment

Property and equipment consisted of the following:

	December 25, 2011	December 26, 2010
Construction in process	$20,078	9,521
Buildings	37,956	24,167
Furniture, fixtures, and equipment	175,718	140,064
Leasehold improvements	245,506	184,589
Property and equipment, gross	479,258	358,341
Less accumulated depreciation	(169,088)	(133,371)
Property and equipment, net	$310,170	224,970

(5) Goodwill and Other Intangible Assets

Goodwill is summarized below:

	December 25, 2011	December 26, 2010
Beginning of year	$11,246	11,246
Additions	6,524	—
End of year	$17,770	11,246

Goodwill is not subject to amortization but nearly all is deductible for tax purposes.

Reacquired franchise rights consisted of the following:

	December 25, 2011	December 26, 2010
Reacquired franchise rights	$23,370	7,040
Accumulated amortization	(2,342)	(1,433)
Reacquired franchise rights, net	$21,028	5,607

Amortization expense related to reacquired franchise rights for 2011, 2010, and 2009 was $910, $614, and $612, respectively. The weighted average amortization period is 16 years. Estimated future amortization expense as of December 25, 2011 was as follows:

Fiscal year ending:
2012	$2,706
2013	2,496
2014	2,176
2015	1,946
2016	1,771
Thereafter	9,933
Total future amortization expense	$21,028

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 25, 2011 and December 26, 2010
(Dollar amounts in thousands, except per-share amounts)

(6) Lease Commitments

We lease all of our restaurants and corporate offices under operating leases that have various expiration dates. Most of these operating leases contain renewal options. In addition to base rents, leases typically require us to pay our share of common area maintenance, insurance, real estate taxes, and other operating costs.  Certain leases also include provisions for contingent rentals based upon sales.

Future minimum rental payments due under noncancelable operating leases for existing restaurants and commitments for restaurants under development as of December 25, 2011 were as follows:

	Operating leases	Restaurants under development
Fiscal year ending:
2012	$39,856	2,457
2013	38,795	3,699
2014	37,841	3,699
2015	36,530	3,699
2016	34,619	3,708
Thereafter	174,447	43,702
Total future minimum lease payments	$362,088	60,964

In 2011, 2010, and 2009, we rented office space under operating leases which, in addition to the minimum lease payments, require payment of a proportionate share of the real estate taxes and building operating expenses. We also rent restaurant space under operating leases, some of which, in addition to the minimum lease payments and proportionate share of real estate and operating expenses, require payment of percentage rents based upon sales levels. Rent expense, excluding our proportionate share of real estate taxes and building operating expenses, was as follows:

	Fiscal Years Ended
	December 25, 2011	December 26, 2010	December 27, 2009
Minimum rents	$36,647	30,438	27,042
Percentage rents	371	285	361
Total	$37,018	30,723	27,403
Equipment and auto leases	$452	536	495

(7) Derivative Instruments

We have used commodity derivatives to manage our exposure to price fluctuations. We may enter into options and future contracts to reduce our risk of natural gas price fluctuations. These derivatives do not qualify for hedge accounting and changes in fair value are included in current net income. These changes are classified as a component of restaurant operating expenses. All changes in the fair value of these contracts are recorded in earnings in the period in which they occur. Net losses of $1, $225, and $383 were recognized in fiscal 2011, 2010, and 2009, respectively. The fair value of our derivative instruments as of December 26, 2010 was $86, and is a liability in accrued expenses in the accompanying consolidated balance sheets. As of December 26, 2010 we were party to natural gas swap contracts with notional values of $249. As of December 25, 2011, we had no outstanding natural gas swap contracts or other derivatives.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 25, 2011 and December 26, 2010
(Dollar amounts in thousands, except per-share amounts)

(8) Income Taxes

We file income tax returns in the U.S. federal and state jurisdictions and Canada. The Internal Revenue Service completed their examination of our 2008 U.S. federal income tax return in 2010.  With few exceptions, we are no longer subject to state income tax examinations for years before 2007. We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations prior to December 30, 2012. The provision for income taxes consisted of the following:

	Fiscal Years Ended
	December 25, 2011	December 26, 2010	December 27, 2009
Current:
Federal	$6,009	9,345	7,917
State	3,651	2,794	2,023
Deferred:
Federal	13,297	6,462	4,824
State	394	24	(7)
Foreign	(875)	—	—
Total income tax expense	$22,476	18,625	14,757

The following is a reconciliation of the expected federal income taxes (benefits) at the statutory rate of 35% to the actual provision for income taxes:

	Fiscal Years Ended
	December 25, 2011	December 26, 2010	December 27, 2009
Expected federal income tax expense	$25,516	19,959	15,883
State income tax expense, net of federal effect	2,660	1,944	1,310
General business credits	(5,808)	(3,902)	(2,713)
Other, net	108	624	277
Total income tax expense	$22,476	18,625	14,757

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 25, 2011 and December 26, 2010
(Dollar amounts in thousands, except per-share amounts)

Deferred tax assets and liabilities are classified as current and noncurrent on the basis of the classification of the related asset or liability for financial reporting. Deferred income taxes are provided for temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes. A valuation allowance is established when it is more likely than not that some portion of deferred tax assets will not be realized. Since we believe sufficient future taxable income will be generated to utilize the benefits of the deferred tax assets, a valuation allowance has not been recognized. Our foreign net operating losses begin expiring in 2030. Temporary differences comprising the net deferred tax assets and liabilities on the accompanying consolidated balance sheets are as follows:

	Fiscal Years Ended
	December 25, 2011	December 26, 2010
Deferred tax assets:
Unearned revenue	$982	870
Accrued compensation and benefits	2,956	2,660
Deferred lease credits	5,231	2,362
Stock-based compensation	2,727	2,631
Advertising costs	2,260	2,329
Other	1,604	855
Total	$15,760	11,707

Deferred tax liabilities:
Depreciation	$46,354	29,593
Goodwill and other amortization	1,595	602
Total	$47,949	30,195

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

Balance at December 26, 2010	$721
Additions based on tax positions related to the current year	165
Reductions based on tax positions related to prior years	(21)
Reductions based on expiration of statute of limitations	(133)
Balance at December 25, 2011	$732

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During 2011, 2010, and 2009, interest and penalties of ($18), ($5), and ($24), respectively, were included in income tax expense. As of December 25, 2011, and December 26, 2010, interest and penalties related to unrecognized tax benefits totaled $60 and $85, respectively. Included in the balance at December 25, 2011, and December 26, 2010, are unrecognized tax benefits of $476 and $469, respectively, which if recognized, would affect the annual effective tax rate. The difference between these amounts and the amount reflected in the reconciliation above relates to the deferred U.S. federal income tax benefit on unrecognized tax benefits related to U.S. state income taxes.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 25, 2011 and December 26, 2010
(Dollar amounts in thousands, except per-share amounts)

(9) Stockholders’ Equity

(a) Stock Options

We have 3.9 million shares of common stock reserved for issuance under the Equity Incentive Plan (Plan) for employees, officers, and directors. The option price for shares issued under this plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven to ten years. Nonqualified stock options issued pursuant to the Plan have varying vesting periods from immediately to four years and have a contractual life of seven to ten years. Incentive stock options may be granted under this plan until May 15, 2018. We issue new shares of common stock upon exercise of stock options. Option activity is summarized for the year ended December 25, 2011 as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding, December 26, 2010	186,166	$25.96	4.0	$3,663
Granted	33,869	53.75
Exercised	(36,470)	10.68
Cancelled	(936)	40.95
Outstanding, December 25, 2011	182,629	$34.06	4.0	$6,242
Exercisable, December 25, 2011	127,566	28.44	3.4	5,077

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $68.24 as of the last business day of the year ended December 25, 2011, which would have been received by the optionees had all options been exercised on that date. As of December 25, 2011, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,001, which is expected to be recognized over a weighted average period of approximately 2.0 years. During 2011, 2010, and 2009, the total intrinsic value of stock options exercised was $1,700, $928, and $450, respectively. During 2011, 2010, and 2009, the total fair value of options vested was $751, $536, and $369, respectively. During 2011 and 2010, the weighted average grant date fair value of options granted was $26.07 and $23.82, respectively.

The following table summarizes our stock options outstanding at December 25, 2011:

	Options outstanding			Options exercisable
Range	Shares	Average remaining contractual life (years)	Weighted average exercise price	Shares	Weighted average exercise price
$5.63 – 14.13	23,775	1.3	$8.75	23,775	$8.75
17.41 – 24.96	44,943	3.0	24.86	44,943	24.86
30.87 – 31.00	45,721	4.0	30.91	33,757	30.91
48.35 – 53.75	68,190	5.5	51.06	25,091	50.19
	182,629			127,566

The Plan has 246,085 shares available for grant as of December 25, 2011.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 25, 2011 and December 26, 2010
(Dollar amounts in thousands, except per-share amounts)

(b) Restricted Stock Units

We have a stock performance plan, under which restricted stock units are granted annually at the discretion of the Board of Directors.

In 2011, 2010 and 2009, we granted restricted stock units subject to three-year cliff vesting and a cumulative three-year earnings target. The number of units which vest at the end of the three-year period is based on performance against the target. These restricted stock units are subject to forfeiture if they have not vested at the end of the three-year period. Stock-based compensation is recognized for the expected number of units vesting at the end of the period and is expensed over the three-year period.

For each grant, restricted stock units meeting the performance criteria will vest as of the end of our fiscal year. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required minimum employee withholding taxes. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for fiscal 2011 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 26, 2010	493,653	$35.66
Granted	178,800	53.94
Vested	(289,812)	33.97
Cancelled	(22,361)	37.95
Outstanding, December 25, 2011	360,280	$45.95

As of December 25, 2011, the stock-based compensation expense related to nonvested awards not yet recognized was $9,353, which is expected to be recognized over a weighted average period of 1.7 years. During fiscal years 2011 and 2010 the total grant date fair value of shares vested was $9,845 and $3,101, respectively. The weighted average grant date fair value of restricted stock units granted during 2010 was $40.82. During 2011, we recognized $9,985 of stock-based expense related to restricted stock units.

(c) Employee Stock Purchase Plan

We have reserved 600,000 shares of common stock for issuance under the Employee Stock Purchase Plan (“ESPP”). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During 2011, 2010, and 2009, we issued 30,127, 36,049, and 48,237 shares, respectively, of common stock. As of December 25, 2011, we had 274,662 shares available for future issuance under the ESPP.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 25, 2011 and December 26, 2010
(Dollar amounts in thousands, except per-share amounts)

(10) Earnings Per Common Share

The following is a reconciliation of basic and fully diluted earnings per common share for fiscal 2011, 2010, and 2009:

	Fiscal year ended December 25, 2011
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$50,426
Earnings per common share	50,426	18,337,433	$2.75
Effect of dilutive securities – stock options	—	73,249
Effect of dilutive securities – restricted stock units	—	72,415
Earnings per common share – assuming dilution	$50,426	18,483,097	$2.73

	Fiscal year ended December 26, 2010
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$38,400
Earnings per common share	38,400	18,175,358	$2.11
Effect of dilutive securities – stock options	—	72,391
Effect of dilutive securities – restricted stock units	—	21,812
Earnings per common share – assuming dilution	$38,400	18,269,561	$2.10

	Fiscal year ended December 27, 2009
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$30,671
Earnings per common share	30,671	18,010,430	$1.70
Effect of dilutive securities – stock options	—	78,383
Effect of dilutive securities – restricted stock units	—	87,881
Earnings per common share – assuming dilution	$30,671	18,176,694	$1.69

The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been anti-dilutive or were performance-granted shares for which the performance criteria had not yet been met:

	December 25, 2011	December 26, 2010	December 27, 2009
Stock options	11,233	—	45,958
Restricted stock units	360,280	493,653	450,869

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 25, 2011 and December 26, 2010
(Dollar amounts in thousands, except per-share amounts)

(11) Supplemental Disclosures of Cash Flow Information

	Fiscal Years Ended
	December 25, 2011	December 26, 2010	December 27, 2009
Cash paid during the period for:
Income taxes	$6,755	15,315	8,899

Noncash financing and investing transactions:
Property and equipment not yet paid for	(5,211)	2,298	(4,405)
Tax withholding for restricted stock units	5,828	1,780	1,400
Goodwill adjustment	—	—	274

(12) Loss on Asset Disposals and Store Closures

In 2011, 2010, and 2009, we closed restaurants resulting in a charge to earnings for remaining lease obligations, utilities, and other related costs. These charges were recognized as a part of the loss on asset disposals and store closures on our accompanying consolidated statements of earnings.

The following is a rollforward of the store closing reserve for the years ended December 25, 2011, December 26, 2010, and December 27, 2009:

	December 25, 2011	December 26, 2010	December 27, 2009
Beginning reserve balance	$60	—	—
Store closing costs incurred	205	310	31
Costs paid	(247)	(250)	(31)
Ending reserve balance	$18	60	—

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

The following is a summary of the loss on asset disposals and store closure charges recognized by us:

	Fiscal Years Ended
	December 25, 2011	December 26, 2010	December 27, 2009
Store closing charges	$205	310	31
Long-lived asset impairment	—	—	296
Miscellaneous asset write-offs	1,724	1,741	1,601
Loss on asset disposals and store closures	$1,929	2,051	1,928

(13) Defined Contribution Plans

We have a defined contribution 401(k) plan whereby eligible employees may contribute pretax wages in accordance with the provisions of the plan. We match 100% of the first 3% and 50% of the next 2% of contributions made by eligible employees. Matching contributions of approximately $1,249, $1,005, and $819 were made by us during fiscal 2011, 2010, and 2009, respectively.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 25, 2011 and December 26, 2010
(Dollar amounts in thousands, except per-share amounts)

Under our Management Deferred Compensation Plan, our executive officers and certain other individuals are entitled to receive an amount equal to a percentage of their base salary ranging from 7.5% to 12.5% which is credited on a monthly basis to their deferred compensation account. Cash contributions of $435, $329, and $359 were made by us during 2011, 2010, and 2009, respectively. Such amounts are subject to certain vesting provisions, depending on length of employment and circumstances of employment termination. In addition, individuals may elect to defer a portion or all of their cash compensation.

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

(16) Acquisition of Franchised Restaurants

During 2011, we acquired 18 Buffalo Wild Wings franchised restaurants through three acquisitions. The total purchase price of $33,744, was paid in cash and was funded by cash from operations and the sale of marketable securities. The acquisitions were accounted for as a business combination. The assets acquired were recorded based on their fair values at the time of the acquisitions as detailed below:

Inventory, prepaids, and other assets	$789
Equipment and leasehold improvements	11,265
Deferred lease credits	(279)
Deferred income taxes	(885)
Reacquired franchise rights	16,330
Goodwill	6,524
Total purchase price	$33,744

The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill. The assessment of the valuation of certain assets is preliminary, if new information is obtained about facts and circumstances that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to current estimates of these items. The results of operations of these locations are included in our consolidated statement of earnings as of the date of acquisition.

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. It is possible to design into the process safeguards to reduce, through not eliminate, the risk that misstatements are not prevented or detected on a timely basis. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Management assessed the effectiveness of our internal control over financial reporting as of December 25, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 25, 2011, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is contained in Part I of this document under the heading “Executive Officers,” and the sections entitled “Election of Directors,” “Compliance with Section 16(a) of the Exchange Act,” and “Corporate Governance” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2012 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in the sections entitled “Executive Compensation” and “Compensation Discussion and Analysis” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2012 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to the security ownership of certain holders is contained in the sections entitled “Security Ownership of Officers and Directors,” “Security Ownership of Certain Beneficial Holders,” and “Equity Compensation Plan Information” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2012 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in the sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2012 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the section entitled “Independent Registered Public Accounting Firm” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2012 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements. The following consolidated financial statements of ours are filed with this report and can be found at Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm dated February 21, 2011

Consolidated Balance Sheets as of December 25, 2011 and December 26, 2010

Consolidated Statements of Earnings for the Fiscal Years Ended December 25, 2011, December 26, 2010, and December 27, 2009

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 25, 2011, December 26, 2010, and December 27, 2009

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 25, 2011, December 26, 2010, and December 27, 2009

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

Date: February 21, 2012	BUFFALO WILD WINGS, INC.

	By:	/s/ SALLY J. SMITH
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

Name	Title	Date

/s/ SALLY J. SMITH	Chief Executive Officer, President and	2/21/12
Sally J. Smith	Director (principal executive officer)

/s/ MARY J. TWINEM	Executive Vice President, Chief Financial Officer and	2/21/12
Mary J. Twinem	Treasurer (principal financial and accounting officer)

/s/ DALE M. APPLEQUIST	Director	2/21/12
Dale M. Applequist

/s/ James M. Damian	Director, Chairman of the Board	2/21/12
James M. Damian

/s/ Michael P. Johnson	Director	2/21/12
Michael P. Johnson

/s/ ROBERT W. MACDONALD	Director	2/21/12
Robert W. MacDonald

/s/ Warren E. MACk	Director	2/21/12
Warren E. Mack

/s/ J. OLIVER MAGGARD	Director	2/21/12
J. Oliver Maggard

/s/ Jerry R. Rose	Director	2/21/12
Jerry R. Rose

Buffalo Wild Wings, Inc.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description		Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Period
Allowance for doubtful accounts	2011	$25	98	98	25
	2010	25	—	—	25
	2009	25	—	—	25

BUFFALO WILD WINGS, INC.
EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended:	Commission File No.
December 25, 2011	000-24743

Exhibit Number	Description

3.1	Restated Articles of Incorporation, as Amended (incorporated by reference to Exhibit 3.1 to our Form 10-Q for the fiscal quarter ended June 29, 2008)

3.2	Amended and Restated Bylaws, as Amended (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed May 27, 2009)

4.1	Form of specimen certificate representing Buffalo Wild Wings, Inc.’s common stock (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to our Registration Statement on Form S-1, Reg. No. 333-108695 filed November 5, 2003)

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

10.5	Form of Notice of Incentive Stock Option Award under the 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on February 22, 2008) (1)

10.6	2003 Equity Incentive Plan, as Amended and Restated on May 15, 2008 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 21, 2008)(1)

10.7	The Executive Nonqualified Excess Plan as of May 15, 2008 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed May 21, 2008)(1)

10.8	The Executive Nonqualified Excess Plan Adoption Agreement as of May 15, 2008 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed May 21, 2008)(1)

10.9	Employment Agreement dated September 16, 2008 with Sally J. Smith (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 22, 2008)(1)

10.10	Employment Agreement dated September 16, 2008 with Mary J. Twinem (incorporated by reference to Exhibit 10.2 to our Form 8-K filed September 22, 2008)(1)

10.11	Employment Agreement dated September 16, 2008 with James M. Schmidt (incorporated by reference to Exhibit 10.3 to our Form 8-K filed September 22, 2008)(1)

10.12	Employment Agreement dated September 16, 2008 with Judith A. Shoulak (incorporated by reference to Exhibit 10.4 to our Form 8-K filed September 22, 2008)(1)

10.13	Employment Agreement dated September 16, 2008 with Kathleen M. Benning (incorporated by reference to Exhibit 10.5 to our Form 8-K filed September 22, 2008)(1)

10.14	Employment Agreement dated September 16, 2008 with Mounir N. Sawda (incorporated by reference to Exhibit 10.8 to our Form 10-Q for the fiscal quarter ended September 28, 2008)(1)

10.15	Amendment No. 1 to 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 10, 2008)(1)

21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Nevada Gaming Regulation

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”