Form 10-Q
period 2012-03-25
BUFFALO WILD WINGS INC
filed 2012-05-04
CIK 1062449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2012

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

 The number of shares outstanding of the registrant’s common stock as of April 27, 2012:  18,566,041 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(unaudited)

	March 25, 2012	December 25, 2011
Assets
Current assets:
Cash and cash equivalents	$27,342	20,530
Marketable securities	44,141	39,956
Accounts receivable, net of allowance of $25	16,166	12,165
Inventory	6,228	6,311
Prepaid expenses	3,439	3,707
Refundable income taxes	—	7,561
Deferred income taxes	6,663	6,323
Restricted assets	32,797	42,692
Total current assets	136,776	139,245

Property and equipment, net	312,585	310,170
Other assets	27,404	28,174
Goodwill	17,770	17,770
Total assets	$494,535	495,359

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$1,701	1,852
Income tax payable	1,296	—
Accounts payable	22,831	30,089
Accrued compensation and benefits	27,405	30,499
Accrued expenses	9,627	7,580
Current portion of deferred lease credits	367	—
System-wide payables	32,919	44,250
Total current liabilities	96,146	114,270

Long-term liabilities:
Other liabilities	1,605	1,544
Deferred income taxes	38,141	38,512
Deferred lease credits, net of current portion	23,149	23,047
Total liabilities	159,041	177,373

Commitments and contingencies (note 9)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 18,564,152 and 18,377,920, respectively	112,637	113,509
Retained earnings	223,017	204,772
Accumulated other comprehensive loss	(160)	(295)
Total stockholders’ equity	335,494	317,986
Total liabilities and stockholders’ equity	$494,535	495,359

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands except per share data)

(unaudited)

	Three months ended
	March 25, 2012	March 27, 2011
Revenue:
Restaurant sales	$232,316	165,527
Franchise royalties and fees	18,806	16,623
Total revenue	251,122	182,150

Costs and expenses:
Restaurant operating costs:
Cost of sales	72,151	46,264
Labor	68,268	48,878
Operating	32,797	24,549
Occupancy	12,800	10,227
Depreciation and amortization	15,531	11,022
General and administrative	19,424	16,292
Preopening	2,591	2,387
Loss on asset disposals and store closures	737	411
Total costs and expenses	224,299	160,030
Income from operations	26,823	22,120
Investment income	410	356
Earnings before income taxes	27,233	22,476
Income tax expense	8,988	7,615
Net earnings	$18,245	14,861
Earnings per common share – basic	$0.98	0.81
Earnings per common share – diluted	0.98	0.81
Weighted average shares outstanding – basic	18,555	18,306
Weighted average shares outstanding – diluted	18,638	18,375

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Net earnings	$18,245	14,861
Other comprehensive income
Foreign currency translation adjustments	135	(8)
Other comprehensive income, net of tax	135	(8)
Comprehensive income	$18,380	14,853

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(unaudited)

	Three months ended
	March 25, 2012	March 27, 2011
Cash flows from operating activities:
Net earnings	$18,245	14,861
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	14,852	10,871
Amortization	679	151
Loss on asset disposals and store closures	723	411
Deferred lease credits	838	802
Deferred income taxes	(711)	2,806
Stock-based compensation	1,232	2,553
Excess tax benefit from stock issuance	(259)	(140)
Change in operating assets and liabilities:
Trading securities	(519)	(289)
Accounts receivable	(5,676)	(2,796)
Inventory	85	39
Prepaid expenses	270	425
Other assets	72	(468)
Unearned franchise fees	(151)	5
Accounts payable	(934)	2,236
Income taxes	9,116	3,777
Accrued expenses	4,378	4,565
Net cash provided by operating activities	42,240	39,809
Cash flows from investing activities:
Acquisition of property and equipment	(23,845)	(18,746)
Purchase of marketable securities	(19,669)	(27,185)
Proceeds from marketable securities	16,003	23,401
Net cash used in investing activities	(27,511)	(22,530)
Cash flows from financing activities:
Issuance of common stock	256	168
Excess tax benefit from stock issuance	259	140
Tax payments for restricted stock	(8,447)	(2,481)
Net cash used in financing activities	(7,932)	(2,173)
Effect of exchange rate changes on cash and cash equivalents	15	(4)
Net increase in cash and cash equivalents	6,812	15,102
Cash and cash equivalents at beginning of period	20,530	15,309
Cash and cash equivalents at end of period	$27,342	30,411

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 25, 2012 AND MARCH 27, 2011
(Dollar amounts in thousands except share and per share data)
(unaudited)

(1)       Basis of Financial Statement Presentation

The consolidated financial statements as of March 25, 2012 and December 25, 2011, and for the three-month periods ended March 25, 2012 and March 27, 2011 have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information as of March 25, 2012 and for the three-month periods ended March 25, 2012 and March 27, 2011 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

References in the remainder of this document to “company,” “we,” “us” and “our” refer to the business of Buffalo Wild Wings, Inc. and our subsidiaries.

The financial information as of December 25, 2011 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 25, 2011, which is included in Item 8 in the Fiscal 2011 Annual Report on Form 10-K and should be read in conjunction with such financial statements.

The results of operations for the three-month period ended March 25, 2012 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 30, 2012.

(2)       Summary of Significant Accounting Policies

(a)       Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.  Cash flows related to inventory sales are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

We purchase products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by our restaurants and our franchised restaurants is chicken wings. Chicken wings are purchased by us at market prices. For the three-month periods ended March 25, 2012 and March 27, 2011, chicken wings were 25.7% and 19.3%, of restaurant cost of sales, respectively.

(b)       New Accounting Pronouncement

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05 “Presentation of Comprehensive Income.”  ASU 2011-05 amended ASC 220 Comprehensive Income to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance requires entities to report the components of comprehensive income in either a single, continuous statement or two separate but consecutive statements.  The adoption did not have a material impact to our consolidated financial statements. We adopted this guidance effective December 26, 2011 as required.

(3)       Fair Value Measurements

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value measurements.  Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets;
•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of March 25, 2012:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$11,256	-	-	11,256
Marketable Securities	5,823	14,269	-	20,092

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 25, 2011:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$10,103	1,500	-	11,603
Marketable Securities	5,304	-	-	5,304

We classified a portion of our marketable securities as available-for-sale and trading securities which were reported at fair market value, using the “market approach” valuation technique. The “market approach” valuation method uses prices and other relevant information observable in market transactions involving identical or comparable assets. Our cash equivalents include money market funds which are valued using a Level 1 approach. Our trading securities are valued using a Level 1 approach. Our available-for-sale marketable securities are valued using a Level 2 approach using observable direct and indirect inputs for municipal bonds.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three-month periods ended March 25, 2012 or March 27, 2011.

(4)       Marketable Securities

Marketable securities consisted of the following:

	March 25, 2012	December 25, 2011
Held-to-maturity
Municipal securities	$24,049	34,652
Available-for-sale
Municipal securities	14,269	—
Trading
Mutual funds	5,823	5,304
Total	$44,141	39,956

All held-to-maturity debt securities mature within one year and had aggregate fair values of $24,041 and $34,640 as of March 25, 2012 and December 25, 2011, respectively. Trading securities represent investments held for future needs of a non-qualified deferred compensation plan.

(5)       Property and Equipment

Property and equipment consisted of the following:

	March 25, 2012	December 25, 2011
Construction in process	$13,983	$20,078
Buildings	41,713	37,956
Furniture, fixtures, and equipment	181,221	175,718
Leasehold improvements	256,115	245,506
Property and equipment, gross	493,032	479,258
Less accumulated depreciation	(180,447)	(169,088)
Property and equipment, net	$312,585	$310,170

(6)       Stockholders’ Equity

(a)       Stock Options

We have 3.9 million shares of common stock reserved for issuance under our Equity Incentive Plan (Plan) for our employees, officers, and directors. The exercise price for stock options issued under this plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven to ten years. Nonqualified stock options issued pursuant to the Plan have varying vesting periods from immediately to four years and have a contractual life of seven to ten years. Incentive stock options may be granted under this Plan until May 15, 2018. We issue new shares of common stock upon exercise of stock options. Option activity is summarized for the three months ended March 25, 2012 as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual Life (years)	Aggregate intrinsic value
Outstanding, December 25, 2011	182,629	$34.06	4.0	$6,242
Granted	—	—
Exercised	(11,297)	18.26
Cancelled	(1,764)	35.08
Outstanding, March 25, 2012	169,568	$35.10	3.8	$8,977
Exercisable, March 25, 2012	115,914	29.55	3.3	6,779

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $88.04 as of the last business day of the quarter ended March 25, 2012, which would have been received by the optionees had all options been exercised on that date. As of March 25, 2012, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $853, which is expected to be recognized over a weighted average period of approximately 1.8 years. During the three-month periods ended March 25, 2012 and March 27, 2011, the total intrinsic value of stock options exercised was $754 and $1,017, respectively. No shares were granted or vested during the three-month periods ended March 25, 2012 or March 27, 2011.

The Plan has 271,438 shares available for grant as of March 25, 2012.

(b)       Restricted Stock Units

We have a stock performance plan, under which restricted stock units are granted annually at the discretion of the Compensation Committee of our Board of Directors.

In 2011 and 2010, we granted performance-based restricted stock units subject to three-year cliff vesting and a cumulative three-year earnings target. The number of units which vest at the end of the three-year period is based on performance against the target. These restricted stock units are subject to forfeiture if they have not vested at the end of the three-year period. Stock-based compensation is recognized for the expected number of units vesting at the end of the period and is expensed over the three-year period.

For each grant, restricted stock units meeting the performance criteria will vest as of the end of our third fiscal year in the performance period, subject to a Plan specified maximum number of shares that may be issued to any individual in any year in settlement of restricted stock units. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required minimum employee withholding taxes. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for the first quarter of 2012 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 25, 2011	360,280	$45.95
Granted	—	—
Vested	—	—
Cancelled	(3,985)	49.55
Outstanding, March 25, 2012	356,295	$45.90

As of March 25, 2012, the total stock-based compensation expense related to nonvested awards not yet recognized was $7,744, which is expected to be recognized over a weighted average period of 1.5 years. No shares were granted or vested during the three-month periods ended March 25, 2012 and March 27, 2011. During the three-month periods ended March 25, 2012 and March 27, 2011, we recognized $976 and $2,348, respectively, of stock-based compensation expense related to restricted stock units.

(c)       Employee Stock Purchase Plan

We have reserved 600,000 shares of common stock for issuance under our Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the first quarters of 2012 and 2011, we issued no shares of common stock under the plan. As of March 25, 2012, we had 274,662 shares available for future issuance under the ESPP.

(7)       Earnings Per Share

The following is a reconciliation of basic and fully diluted earnings per common share for the three-month periods ended March 25, 2012 and March 27, 2011:

	Three months ended March 25, 2012
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$18,245
Earnings per common share	18,245	18,555,338	$0.98
Effect of dilutive securities – stock options	—	83,148
Earnings per common share – assuming dilution	$18,245	18,638,486	0.98

	Three months ended March 27, 2011
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$14,861
Earnings per common share	14,861	18,306,350	$0.81
Effect of dilutive securities – stock options	—	69,139
Earnings per common share – assuming dilution	$14,861	18,375,489	0.81

The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been antidilutive or were performance-granted shares for which the performance criteria had not yet been met:

	March 25, 2012	March 27, 2011
Stock options	—	9,432
Restricted stock units	356,295	493,653

(8)       Supplemental Disclosures of Cash Flow Information

	Three months ended
	March 25, 2012	March 27, 2011
Cash paid during the period for:
Income taxes	$615	$939
Noncash financing and investing transactions:
Property and equipment not yet paid for	6,339	5,038

(9)       Contingencies

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 25, 2011. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for 2012, cash requirements, and our expected store openings and preopening costs. Such statements are forward-looking and speak only as of the date on which they are made. Actual results are subject to various risks and uncertainties including, but not limited to, those discussed in this Form 10-Q under Item 2 of Part I as well as in Item 1A of Part I of the fiscal 2011 Form 10-K. Information included in this discussion and analysis includes commentary on company-owned and franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Buffalo Wild Wings® Grill & Bar concept and the overall health of the concept. Franchise information also provides an understanding of our revenues because franchise royalties and fees are based on the opening of franchised units and their sales. However, franchise sales and same-store sales information does not represent sales in accordance with U. S. generally accepted accounting principles (GAAP), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.

Critical Accounting Estimates

Our most critical accounting estimates, which are those that require significant judgment, include: valuation of long-lived assets and store closing reserves, goodwill, vendor allowances, self-insurance liabilities, and stock-based compensation. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 25, 2011. There have been no changes to those policies during this period.

Overview

As of March 25, 2012, we owned and operated 327 company-owned and franchised an additional 505 Buffalo Wild Wings® Grill & Bar restaurants in North America. We believe that we will grow the Buffalo Wild Wings brand to about 1,500 locations in North America, continuing the strategy of developing both company-owned and franchised restaurants.

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

Our revenue is generated by:

•
Sales at our company-owned restaurants, which represented 93% of total revenue in the first quarter of 2012. Food and nonalcoholic beverages accounted for 78% of restaurant sales. The remaining 22% of restaurant sales was from alcoholic beverages. The menu items with the highest sales volume are traditional and boneless wings at 19% and 18%, respectively, of total restaurant sales.

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

Third, we continue to monitor and react to changes in our cost of goods sold. The cost of goods sold is difficult to predict, as it has ranged from 27.2% to 31.1% of restaurant sales per quarter in our 2011 fiscal year and year-to-date in 2012, mostly due to the price fluctuation in chicken wings. We work to counteract the volatility of chicken wing prices with the introduction of new menu items, marketing promotions, focused efforts on food costs and waste, and menu price increases. We will continue to monitor the cost of chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. We continue to explore purchasing strategies to lessen the severity of cost increases and fluctuations, and are reviewing menu additions and other strategies that may decrease the percentage that chicken wings represent in terms of total restaurant sales. We are currently purchasing chicken wings at market prices.

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

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Both of the first quarters of 2012 and 2011 consisted of thirteen weeks. We have a 53-week fiscal year in 2012, with the fourth quarter having 14 weeks.

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

	Three months ended
	March 25, 2012	March 27, 2011
Revenue:
Restaurant sales	92.5%	90.9%
Franchising royalties and fees	7.5	9.1
Total revenue	100.0	100.0
Costs and expenses:
Restaurant operating costs:
Cost of sales	31.1	27.9
Labor	29.4	29.5
Operating	14.1	14.8
Occupancy	5.5	6.2
Depreciation and amortization	6.2	6.1
General and administrative	7.7	8.9
Preopening	1.0	1.3
Loss on asset disposals and store closures	0.3	0.2
Total costs and expenses	89.3	87.9
Income from operations	10.7	12.1
Investment income	0.2	0.2
Earnings before income taxes	10.8	12.3
Income tax expense	3.6	4.2
Net earnings	7.3%	8.2%

 The number of company-owned and franchised restaurants open are as follows:

	As of
	March 25, 2012	March 27, 2011
Company-owned restaurants	327	263
Franchised restaurants	505	488

The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

	Three months ended
	March 25, 2012	March 27, 2011
Company-owned restaurant sales	$232,316	165,527
Franchised restaurant sales	372,335	327,811

Increases in same-store sales are as follows (based on restaurants operating at least 15 months):

	Three months ended
	March 25, 2012	March 27, 2011
Company-owned same-store sales	9.2%	3.9%
Franchised same-store sales	7.3%	1.6%

The quarterly average prices paid per pound for chicken wings are as follows:

	Three months ended
	March 25, 2012	March 27, 2011
Average price per pound	$1.92	1.22

Results of Operations for the Three Months Ended March 25, 2012 and March 27, 2011

Restaurant sales increased by $66.8 million, or 40.3%, to $232.3 million in 2012 from $165.5 million in 2011. The increase in restaurant sales was due to a $53.2 million increase associated with 10 new company-owned restaurants that opened in 2012 and 91 company-owned restaurants opened before 2012 that did not meet the criteria for same-store sales for all or part of the three-month period, and $13.6 million related to a 9.2% increase in same-store sales.

Franchise royalties and fees increased by $2.2 million, or 13.1%, to $18.8 million in 2012 from $16.6 million in 2011. The increase was primarily due to additional royalties collected from 9 new franchised restaurants that opened in 2012 and 38 franchised restaurants that opened in the last nine months of 2011. Same-store sales for franchised restaurants increased 7.3% in the first quarter 2012.

Cost of sales increased by $25.9 million, or 56.0%, to $72.2 million in 2012 from $46.3 million in 2011 due primarily to more restaurants being operated in 2012. Cost of sales as a percentage of restaurant sales increased to 31.1% in 2012 from 27.9% in 2011, primarily due to higher chicken wing prices and a sales mix shift to sharables. For the first quarter of 2012, the cost of chicken wings averaged $1.92 per pound which was a 57.4% increase over the same period in 2011.

Labor expenses increased by $19.4 million, or 39.7%, to $68.3 million in 2012 from $48.9 million in 2011 due primarily to more restaurants being operated in 2012. Labor expenses as a percentage of restaurant sales decreased to 29.4% in 2012 from 29.5% in 2011. Cost of labor as a percentage of restaurant sales decreased primarily due to leveraging of management salaries against higher sales partially offset by higher health insurance costs.

Operating expenses increased by $8.2 million, or 33.6%, to $32.8 million in 2012 from $24.5 million in 2011 due primarily to more restaurants being operated in 2012. Operating expenses as a percentage of restaurant sales decreased to 14.1% in 2012 from 14.8% in 2011. The decrease in operating expenses as a percentage of restaurant sales is primarily due to lower natural gas utility costs and debit card fees.

Occupancy expenses increased by $2.6 million, or 25.2%, to $12.8 million in 2012 from $10.2 million in 2011 due primarily to more restaurants being operated in 2012. Occupancy expenses as a percentage of restaurant sales decreased to 5.5% in 2012 from 6.2% in 2011 due primarily to leveraging rent costs with higher sales and a shift toward more company-owned buildings.

Depreciation and amortization increased by $4.5 million, or 40.9%, to $15.5 million in 2012 from $11.0 million in 2011. The increase was primarily due to the additional depreciation on 10 new restaurants opened in 2012 and the 63 new or acquired restaurants that opened in the last nine months of 2011. Depreciation and amortization expense as a percentage of total revenue increased to 6.2% in 2012 from 6.1% in 2011 due primarily to higher depreciation on company-owned buildings and additional amortization related to reacquired franchise rights partially offset by leveraging costs with higher sales.

General and administrative expenses increased by $3.1 million, or 19.2%, to $19.4 million in 2012 from $16.3 million in 2011 primarily due to additional headcount and higher professional fees. General and administrative expenses as a percentage of total revenue decreased to 7.7% in 2012 from 8.9% in 2011. Exclusive of stock-based compensation, our general and administrative expenses as a percentage of revenue decreased to 7.2% in 2012 from 7.5% in 2011 due primarily to leveraging expenses due to higher same-store sales.

Preopening costs increased by $204,000, to $2.6 million in 2012 from $2.4 million in 2011. In 2012, we incurred costs of $1.8 million for 10 new company-owned restaurants opened in the first quarter of 2012 and costs of $779,000 for restaurants that will open in the second quarter of 2012 or later. In 2011, we incurred costs of $998,000 for five new company-owned restaurants opened in the first quarter of 2011 and costs of $1.3 million for restaurants that opened in the second quarter of 2011 or later. Preopening costs per restaurant averaged $256,000 and $258,000 in the first quarter of 2012 and 2011, respectively.

Loss on asset disposals and store closures increased by $326,000 to $737,000 in 2012 from $411,000 in 2011. The expense in 2012 represented the closure costs for two relocated restaurants of $381,000 and the write-off of miscellaneous equipment and disposals due to remodels. The expense in 2011 represented the closure costs for one closed restaurant of $35,000 and the write-off of miscellaneous equipment and disposals due to remodels.

Investment income increased by $54,000 to $410,000 in 2012 from $356,000 in 2011. The increase was primarily due to gains on investments held for our deferred compensation plan. Cash and marketable securities balances at the end of the first quarter totaled $71.5 million in 2012 compared to $91.3 million at the end of the first quarter of 2011.

Provision for income taxes increased $1.4 million to $9.0 million in 2012 from $7.6 million in 2011. The effective tax rate as a percentage of income before taxes decreased to 33.0% in 2012 from 33.9% in 2011. For 2012, our effective annual tax rate is estimated at 33.0% to 33.5%.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for constructing, remodeling and maintaining our new and existing company-owned restaurants; working capital; acquisitions; and other general business needs. We fund these expenses, except for acquisitions, primarily with cash from operations. Depending on the size of the transaction, acquisitions historically have been funded from cash and marketable securities balances. The cash and marketable securities balance at March 25, 2012 was $71.5 million. We invest our cash balances in debt securities with the focus on protection of principal, adequate liquidity, and return on investment based on risk. As of March 25, 2012, nearly all excess cash was invested in high quality municipal securities.

For the three months ended March 25, 2012, net cash provided by operating activities was $42.2 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, and an increase in income tax payable and accrued expenses, partially offset by an increase in accounts receivable. The increase in income tax payable was primarily due to timing of tax payments. The increase in accrued expenses was primarily due to the timing of payroll payments. The increase in accounts receivable was due to higher credit card sales at the end of the quarter.

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

For the three months ended March 25, 2012 and March 27, 2011, net cash used in investing activities was $27.5 million and $22.5 million, respectively. Investing activities included purchases of property and equipment related to the opening of new company-owned restaurants and restaurants under construction in both periods. During the first three months of 2012 and 2011, we opened 10 and 5 restaurants, respectively. In 2012, we expect capital expenditures to be approximately $121.6 million for an estimated 60 new or relocated company-owned restaurants, $10.0 million for technology improvements on our restaurant and corporate systems, and $20.0 million for capital expenditures at our existing restaurants. In the first quarter of 2012, we purchased $19.7 million of marketable securities and received proceeds of $16.0 million as these investments matured or were sold. In the first quarter of 2011, we purchased $27.2 million of marketable securities and received proceeds of $23.4 million as these investments matured or were sold.

For the three months ended March 25, 2012 and March 27, 2011, net cash used in financing activities was $7.9 million and $2.2 million, respectively. Net cash used in financing activities for 2012 resulted primarily from tax payments for restricted stock units of $8.4 million, offset by proceeds from the exercise of stock options of $256,000 and the excess tax benefit from stock issuance of $259,000. Net cash used in financing activities for 2011 resulted primarily from tax payments for restricted stock units of $2.5 million, offset by proceeds from the exercise of stock options of $168,000 and the excess tax benefit from stock issuance of $140,000. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2012.

Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. We own the buildings in which 70 of our restaurants operate and therefore have a limited ability to enter into sale-leaseback transactions as a potential source of cash.

The following table presents a summary of our contractual operating lease obligations and commitments as of March 25, 2012:

		Payments Due By Period (in thousands)
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$377,339	41,009	79,375	73,345	183,610
Lease commitments for restaurants under development	74,396	3,063	10,013	10,018	51,302
Total	$451,735	44,072	89,388	83,363	234,912

We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Our future cash outflows related to income tax uncertainties amounted to $770,000 as of March 25, 2012. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

Off-Balance Sheet Arrangements

As of March 25, 2012, we had no off-balance sheet arrangements or transactions.

Risk Factors/Forward-Looking Statements

The foregoing discussion and other statements in this report contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions.  Our forward-looking statements generally relate to our growth strategy, financial results, sales efforts, franchise expectations, restaurant openings and related expense, and cash requirements. Although we believe there is reasonable basis for the forward-looking statements, our actual results could be materially different. While it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the risk factors that follow (some of which are discussed in greater detail in the risk factor section of our Annual Report on Form 10-K for the fiscal year ended December 25, 2011). Investors are cautioned that all forward-looking statements involve risks and uncertainties and speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement.

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

•	An impairment in the carrying value of our goodwill or other intangible assets could adversely affect our financial condition and consolidated results of operations.

•	We are dependent on franchisees and their success.

•	Franchisees may take actions that could harm our business.

•	We could face liability from our franchisees.

•	We may be unable to compete effectively in the restaurant industry.

•	Our success depends substantially on the value of our brand and our reputation for offering guests an unparalleled guest experience.

•	Our inability to successfully and sufficiently raise menu prices could result in a decline in profitability.

•	A reduction in vendor allowances currently received could affect our costs of goods sold.

•	Our quarterly operating results may fluctuate due to the timing of special events and other factors, including the recognition of impairment losses.

•	We may not be able to attract and retain qualified Team Members and key executives to operate and manage our business.

•	We may not be able to obtain and maintain licenses and permits necessary to operate our restaurants.

•	Unfavorable publicity could harm our business.

•	The sale of alcoholic beverages at our restaurants subjects us to additional regulations and potential liability.

•	Changes in employment laws or regulations could harm our performance.

•	Changes in consumer preferences or discretionary consumer spending could harm our performance.

•	A regional or global health pandemic could severely affect our business.

•	The acquisition of existing restaurants from our franchisees or other acquisitions may have unanticipated consequences that could harm our business and our financial condition.

•	There is volatility in our stock price.

•	We may be subject to increased labor and insurance costs.

•	Our current insurance may not provide adequate levels of coverage against claims.

•	We are dependent on information technology and any material failure of that technology could impair our ability to efficiently operate our business.

•	If we are unable to maintain our rights to use key technologies of third parties, our business may be harmed.

•	We may not be able to protect our trademarks, service marks or trade secrets.

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product and supply risks. We negotiate directly with independent suppliers for our supply of food and other products. Domestically, we use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. We currently purchase our chicken wings at market prices. Chicken wings accounted for approximately 25.7% and 19.3% of our cost of sales in the first quarters of 2012 and 2011, respectively, with a quarterly average price per pound of $1.92 and $1.22, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Date: May 4, 2012	BUFFALO WILD WINGS, INC.

	By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer (principal executive officer)

	By:	/s/ Mary J. Twinem
Mary J. Twinem, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

BUFFALO WILD WINGS, INC.
FORM 10-Q FOR QUARTER ENDED MARCH 25, 2012

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”