Form 10-Q
period 2012-06-24
BUFFALO WILD WINGS INC
filed 2012-08-02
CIK 1062449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2012

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

The number of shares outstanding of the registrant’s common stock as of July 27, 2012:  18,587,202 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(unaudited)

	June 24, 2012	December 25, 2011
Assets
Current assets:
Cash and cash equivalents	$23,247	20,530
Marketable securities	52,985	39,956
Accounts receivable – net of allowance of $25	14,390	12,165
Inventory	6,022	6,311
Prepaid expenses	2,617	3,707
Refundable income taxes	1,600	7,561
Deferred income taxes	6,963	6,323
Restricted assets	30,751	42,692
Total current assets	138,575	139,245

Property and equipment, net	321,440	310,170
Other assets	27,903	28,174
Goodwill	17,777	17,770
Total assets	$505,695	495,359

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$1,807	1,852
Accounts payable	28,299	30,089
Accrued compensation and benefits	23,151	30,499
Accrued expenses	8,750	7,580
System-wide payables	30,861	44,250
Total current liabilities	92,868	114,270

Long-term liabilities:
Other liabilities	1,631	1,544
Deferred income taxes	36,907	38,512
Deferred lease credits, net of current portion	23,868	23,047
Total liabilities	155,274	177,373
Commitments and contingencies (note 9)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 18,587,152 and 18,377,920, respectively	116,215	113,509
Retained earnings	234,679	204,772
Accumulated other comprehensive loss	(473)	(295)
Total stockholders’ equity	350,421	317,986
Total liabilities and stockholders’ equity	$505,695	495,359

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands except per share data)

(unaudited)

	Three months ended		Six months ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Revenue:
Restaurant sales	$220,550	167,896	452,866	333,423
Franchise royalties and fees	18,173	16,205	36,979	32,828
Total revenue	238,723	184,101	489,845	366,251
Costs and expenses:
Restaurant operating costs:
Cost of sales	69,799	45,735	141,950	91,999
Labor	66,638	51,309	134,906	100,187
Operating	32,349	25,048	65,146	49,597
Occupancy	13,091	10,659	25,891	20,886
Depreciation and amortization	16,090	11,931	31,621	22,953
General and administrative	20,976	18,766	40,400	35,058
Preopening	1,536	4,116	4,127	6,503
Loss on asset disposals and store closures	597	492	1,334	903
Total costs and expenses	221,076	168,056	445,375	328,086
Income from operations	17,647	16,045	44,470	38,165
Investment income (loss)	(115)	(152)	295	204
Earnings before income taxes	17,532	15,893	44,765	38,369
Income tax expense	5,870	5,220	14,858	12,835
Net earnings	$11,662	10,673	29,907	25,534
Earnings per common share – basic	$0.63	0.58	1.61	1.39
Earnings per common share – diluted	0.62	0.58	1.60	1.39
Weighted average shares outstanding – basic	18,575	18,330	18,565	18,318
Weighted average shares outstanding – diluted	18,660	18,401	18,650	18,389

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net earnings	$11,662	10,673	29,907	25,534
Other comprehensive income
Foreign currency translation adjustments	(313)	8	(178)	—
Other comprehensive income, net of tax	(313)	8	(178)	—
Comprehensive income	11,349	10,681	29,729	25,534

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(unaudited)

	Six months ended
	June 24, 2012	June 26, 2011
Cash flows from operating activities:
Net earnings	$29,907	25,534
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	30,267	22,574
Amortization	1,354	379
Loss on asset disposals and store closures	1,143	904
Deferred lease credits	1,618	1,568
Deferred income taxes	(2,245)	4,795
Stock-based compensation	3,919	5,952
Excess tax benefit from stock issuance	(289)	(211)
Change in operating assets and liabilities:
Trading securities	(534)	(246)
Accounts receivable	(4,484)	(2,643)
Inventory	281	(186)
Prepaid expenses	1,090	1,077
Other assets	(1,084)	(1,534)
Unearned franchise fees	(45)	(60)
Accounts payable	(177)	4,072
Income taxes	6,250	5,743
Accrued expenses	(234)	2,525
Net cash provided by operating activities	66,737	70,243
Cash flows for investing activities:
Acquisition of property and equipment	(44,438)	(55,159)
Purchase of marketable securities	(52,493)	(54,790)
Proceeds from marketable securities	39,998	63,597
Net cash used in investing activities	(56,933)	(46,352)
Cash flows for financing activities:
Issuance of common stock	1,117	867
Excess tax benefit from stock issuance	289	211
Tax payments for restricted stock units	(8,447)	(2,481)
Net cash used in financing activities	(7,041)	(1,403)
Effect of exchange rate changes on cash and cash equivalents	(46)	39
Net increase in cash and cash equivalents	2,717	22,527
Cash and cash equivalents at beginning of period	20,530	15,309
Cash and cash equivalents at end of period	$23,247	37,836

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 24, 2012 AND JUNE 26, 2011
(Dollar amounts in thousands except share and per share data)

(1)       Basis of Financial Statement Presentation

The consolidated financial statements as of June 24, 2012 and December 25, 2011, and for the three-month and six-month periods ended June 24, 2012 and June 26, 2011 have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information as of June 24, 2012 and December 25, 2011 and for the three-month and six-month periods ended June 24, 2012 and June 26, 2011 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

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

The results of operations for the three-month and six-month periods ended June 24, 2012 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 30, 2012.

(2)       Summary of Significant Accounting Policies

(a)       Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Cash flows related to inventory sales are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

We purchase products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by our restaurants and our franchised restaurants is chicken wings. Chicken wings are purchased by us at market prices. For the three-month periods ended June 24, 2012 and June 26, 2011, chicken wings were 27.1% and 16.4%, respectively, of restaurant cost of sales. For the six-month periods ended June 24, 2012 and June 26, 2011, chicken wings were 26.4% and 17.8%, respectively, of restaurant cost of sales.

(b)       New Accounting Pronouncements

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

(3)      Fair Value Measurements

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets;
•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of June 24, 2012:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$14,950	—	—	14,950
Marketable Securities	5,838	30,584	—	36,422

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 25, 2011:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$10,103	1,500	—	11,603
Marketable Securities	5,304	—	—	5,304

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

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six-month periods ended June 24, 2012 or June 26, 2011.

(4)       Marketable Securities

Marketable securities consisted of the following:

	As of
	June 24, 2012	December 25, 2011
Held-to-maturity
Municipal securities	$16,563	34,652
Available-for-sale
Municipal securities	30,584	—
Trading
Mutual funds	5,838	5,304
Total	$52,985	39,956

All held-to-maturity debt securities mature within one year and had aggregate fair values of $16,561 and $34,640 as of June 24, 2012 and December 25, 2011, respectively. Trading securities represent investments held for future needs of our non-qualified deferred compensation plan.

(5)       Property and Equipment

Property and equipment consisted of the following:

	June 24, 2012	December 25, 2011
Construction in process	$20,738	$20,078
Buildings	43,972	37,956
Furniture, fixtures, and equipment	187,337	175,718
Leasehold improvements	262,375	245,506
Property and equipment, gross	514,422	479,258
Less accumulated depreciation	(192,982)	(169,088)
Property and equipment, net	$321,440	$310,170

(6)           Stockholders’ Equity

(a)       Stock Options

We have 5.4 million shares of common stock reserved for issuance under our Equity Incentive Plan (Plan) for our employees, officers, and directors. The option price for shares issued under the Plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven to ten years. Nonqualified stock options issued pursuant to the Plan have varying vesting periods from immediately to four years and have a contractual life of seven to ten years. Incentive stock options may be granted under this Plan until March 12, 2022. We issue new shares of common stock upon exercise of stock options. Option activity is summarized for the six months ended June 24, 2012 as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual Life (years)	Aggregate intrinsic value
Outstanding, December 25, 2011	182,629	$34.06	4.0	$6,242

Granted	27,691	94.42
Exercised	(14,927)	19.92
Cancelled	(1,764)	35.08
Outstanding, June 24, 2012	193,629	$43.77	4.0	$7,918
Exercisable, June 24, 2012	112,284	29.70	3.1	5,989

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $83.04 as of the last business day of the quarter ended June 24, 2012, which would have been received by the optionees had all options been exercised on that date. As of June 24, 2012, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,730, which is expected to be recognized over a weighted average period of approximately 2.6 years. During the six-month periods ended June 24, 2012 and June 26, 2011, the total intrinsic value of stock options exercised was $982 and $1,161, respectively. During the six-month periods ended June 24, 2012 and June 26, 2011, the weighted average grant date fair value of options granted was $43.97 and $26.07. No shares vested during the six-month periods ended June 24, 2012 or June 26, 2011.

The Plan has 1,553,779 shares available for grant as of June 24, 2012.

(b)       Restricted Stock Units

Restricted stock units are granted annually under the Plan at the discretion of the Board of Directors. Restricted stock units are subject to three-year cliff vesting and a cumulative three-year earnings target. The number of units which vest at the end of the three-year period is based on performance against the target. These restricted stock units are subject to forfeiture if they have not vested at the end of the three-year period. Stock-based compensation is recognized for the number of units expected to vest at the end of the period and is expensed over the three-year period.

For each grant, restricted stock units meeting the three-year performance criteria will vest as of the end of our fiscal year. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required minimum employee withholding taxes. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for the first six months of fiscal 2012 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 25, 2011	360,280	$45.95

Granted	136,744	93.28
Vested	(4,865)	86.33
Cancelled	(14,083)	50.81
Outstanding, June 24, 2012	478,076	$58.93

As of June 24, 2012, the total stock-based compensation expense related to nonvested awards not yet recognized was $12,388, which is expected to be recognized over a weighted average period of 1.9 years. The weighted average grant date fair value of restricted stock units granted during the six-month periods ended June 24, 2012 and June 26, 2011 was $93.28 and $53.77, respectively. During the six-month periods ended June 24, 2012 and June 26, 2011, we recognized $3,260 and $5,369, respectively, of stock-based compensation expense related to restricted stock units.

(c)           Employee Stock Purchase Plan

We have reserved 600,000 shares of common stock for issuance under our Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the first six months of 2012 and 2011, we issued 14,505 and 16,292 shares of common stock, respectively, under the ESPP. As of June 24, 2012, we have 260,157 shares available for future issuance under the ESPP.

(7)       Earnings Per Share

The following is a reconciliation of basic and fully diluted earnings per common share for the three-month and six-month periods ended June 24, 2012 and June 26, 2011:

	Three months ended June 24, 2012
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$11,662
Earnings per common share	11,662	18,574,924	$0.63
Effect of dilutive securities – stock options	—	85,542
Earnings per common share – assuming dilution	$11,662	18,660,466	0.62

	Three months ended June 26, 2011
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$10,673
Earnings per common share	10,673	18,330,333	$0.58
Effect of dilutive securities – stock options	—	71,144
Earnings per common share – assuming dilution	$10,673	18,401,477	0.58

	Six months ended June 24, 2012
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$29,907
Earnings per common share	29,907	18,565,131	$1.61
Effect of dilutive securities – stock options	—	84,696
Earnings per common share – assuming dilution	$29,907	18,649,827	1.60

	Six months ended June 26, 2011
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$25,534
Earnings per common share	25,534	18,318,342	$1.39
Effect of dilutive securities – stock options	—	70,822
Earnings per common share – assuming dilution	$25,534	18,389,164	1.39

The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been antidilutive or were performance-granted shares for which the performance criteria had not yet been met:

	Three months ended		Six months ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Stock options	27,691	11,768	13,845	19,506
Restricted stock units	478,076	657,701	478,076	657,701

(8)       Supplemental Disclosures of Cash Flow Information

	Six months ended
	June 24, 2012	June 26, 2011
Cash paid during the period for:
Income taxes	$10,951	2,334
Noncash financing and investing transactions:
Property and equipment not yet paid for	1,604	2,978

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

Overview

As of June 24, 2012, we owned and operated 330 company-owned and franchised an additional 505 Buffalo Wild Wings® Grill & Bar restaurants in North America. We believe that we will grow the Buffalo Wild Wings brand to about 1,500 locations in North America, continuing the strategy of developing both company-owned and franchised restaurants.

We believe we will have 55 to 60 company-owned and 45 to 50 franchised restaurant openings in 2012. With commodity challenges ahead and assuming sales remain strong, we should achieve annual net earnings growth of between 15% and 20%. Our growth and success depend on several factors and trends. First, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, therefore, cash flow per location. We remain committed to high quality operations and guest hospitality.

Our revenue is generated by:

•
Sales at our company-owned restaurants, which represented 92% of total revenue in the second quarter of 2012. Food and nonalcoholic beverages accounted for 78% of restaurant sales. The remaining 22% of restaurant sales was from alcoholic beverages. The menu items with the highest sales volume are traditional and boneless wings at 20% and 19%, respectively, of total restaurant sales.

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

Third, we continue to monitor and react to changes in our cost of goods sold. The cost of goods sold is difficult to predict, as it has ranged from 27.2% to 31.6% of restaurant sales per quarter in our 2011 fiscal year and year-to-date in 2012, mostly due to price and yield fluctuations in chicken wings. We work to counteract the volatility of chicken wing prices with the introduction of new menu items, marketing promotions, focused efforts on food costs and waste, and menu price increases. We will continue to monitor the cost of chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. We continue to explore purchasing strategies to lessen the severity of cost increases and fluctuations, and are reviewing menu additions and other strategies that may decrease the percentage that chicken wings represent in terms of total restaurant sales. We are currently purchasing chicken wings at market prices.

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

	Three months ended		Six months ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Revenue:
Restaurant sales	92.4%	91.2%	92.5%	91.0%
Franchising royalties and fees	7.6	8.8	7.5	9.0
Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Restaurant operating costs:
Cost of sales	31.6	27.2	31.3	27.6
Labor	30.2	30.6	29.8	30.0
Operating	14.7	14.9	14.4	14.9
Occupancy	5.9	6.3	5.7	6.3
Depreciation and amortization	6.7	6.5	6.5	6.3
General and administrative	8.8	10.2	8.2	9.6
Preopening	0.6	2.2	0.8	1.8
Loss on asset disposals and store closures	0.3	0.3	0.3	0.2
Total costs and expenses	92.6	91.3	90.9	89.6
Income from operations	7.4	8.7	9.1	10.4
Investment income (loss)	0.0	(0.1)	0.1	0.1
Earnings before income taxes	7.3	8.6	9.1	10.5
Income tax expense	2.5	2.8	3.0	3.5
Net earnings	4.9	5.8	6.1	7.0

The number of company-owned and franchised restaurants open are as follows:

	As of
	June 24, 2012	June 26, 2011
Company-owned restaurants	330	277
Franchised restaurants	505	492

The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

	Three months ended		Six months ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Company-owned restaurant sales	$220,550	$167,896	$452,866	$333,423
Franchised restaurant sales	359,296	321,667	731,630	649,749

Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

	Three months ended		Six months ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Company-owned same-store sales	5.3%	5.9%	7.3%	4.9%
Franchised same-store sales	5.5	2.7	6.4	2.1

The average prices paid per pound for chicken wings are as follows:

	Three months ended		Six months ended
	June 24, 2012	June 26, 2011	June 24, 2012	June 26, 2011
Average price per pound	$1.90	1.02	1.91	1.12

Results of Operations for the Three Months Ended June 24, 2012 and June 26, 2011

Restaurant sales increased by $52.7 million, or 31.4%, to $220.6 million in 2012 from $167.9 million in 2011. The increase in restaurant sales was due to a $44.7 million increase associated with 14 new company-owned restaurants that opened in 2012 and 77 company-owned restaurants that opened or were acquired before 2012 that did not meet the criteria for same-store sales for all or part of the three-month period, and $8.0 million related to a 5.3% increase in same-store sales.

Franchise royalties and fees increased by $2.0 million, or 12.1%, to $18.2 million in 2012 from $16.2 million in 2011. The increase was primarily due to royalties related to additional sales due to 13 more franchised restaurants in operation at the end of the period compared to prior year, and an increase in same-store sales at franchised restaurants of 5.5% in the second quarter 2012.

Cost of sales increased by $24.1 million, or 52.6%, to $69.8 million in 2012 from $45.7 million in 2011 due primarily to more restaurants being operated in 2012. Cost of sales as a percentage of restaurant sales increased to 31.6% in 2012 from 27.2% in 2011. Cost of sales as a percentage of restaurant sales increased primarily due to higher chicken wing prices and a lower wing-per-pound yield. For the second quarter of 2012, the cost of chicken wings averaged $1.90 per pound which was an 86.3% increase over the same period in 2011.

Labor expenses increased by $15.3 million, or 29.9%, to $66.6 million in 2012 from $51.3 million in 2011 due primarily to more restaurants being operated in 2012. Labor expenses as a percentage of restaurant sales decreased to 30.2% in 2012 from 30.6% in 2011. Cost of labor as a percentage of restaurant sales decreased primarily due to lower hourly labor costs partially offset by higher health insurance costs.

Operating expenses increased by $7.3 million, or 29.1%, to $32.3 million in 2012 from $25.0 million in 2011 due primarily to more restaurants being operated in 2012. Operating expenses as a percentage of restaurant sales decreased to 14.7% in 2012 from 14.9% in 2011. The decrease in operating expenses as a percentage of restaurant sales is primarily due to lower natural gas utility costs and debit card fees.

Occupancy expenses increased by $2.4 million, or 22.8%, to $13.1 million in 2012 from $10.7 million in 2011 due primarily to more restaurants being operated in 2012. Occupancy expenses as a percentage of restaurant sales decreased to 5.9% in 2012 from 6.3% in 2011 due primarily to leveraging rent cost with higher sales and a shift toward more company-owned buildings.

Depreciation and amortization increased by $4.2 million, or 34.9%, to $16.1 million in 2012 from $11.9 million in 2011. The increase was primarily due to the additional depreciation related to the 53 additional restaurants compared to second quarter of 2011 and incremental amortization related to the acquisition of franchised restaurants.

General and administrative expenses increased by $2.2 million, or 11.8%, to $21.0 million in 2012 from $18.8 million in 2011 primarily due to additional headcount. General and administrative expenses as a percentage of total revenue decreased to 8.8% in 2012 from 10.2% in 2011. Exclusive of stock-based compensation, our general and administrative expenses as a percentage of revenue decreased to 7.7% in 2012 from 8.3% in 2011 due primarily to leveraging expenses against higher sales and lower travel-related expenses.

Preopening costs decreased by $2.6 million, to $1.5 million in 2012 from $4.1 million in 2011. In 2012, we incurred costs of $598,000 for four new company-owned restaurants opened in the second quarter of 2012 and costs of $951,000 for restaurants that will open in the third quarter of 2012 or later. In 2011, we incurred costs of $3.2 million for 17 new company-owned restaurants opened in the second quarter of 2011 and costs of $950,000 for restaurants that opened in the third quarter of 2011 or later.

Loss on asset disposals and store closures increased by $105,000 to $597,000 in 2012 from $492,000 in 2011. In 2012, the loss was related to the write-off of equipment related to the rollout of new point-of-sale and back-office systems of $276,000 and the write-off of miscellaneous equipment. In 2011, the loss was related to the write-off of miscellaneous equipment and disposals due to remodels.

Investment loss was essentially flat at $115,000 in 2012 and $152,000 in 2011. The loss was related to investments held for our deferred compensation plan. Cash and marketable securities balances at the end of the second quarter totaled $76.2 million in 2012 compared to $86.1 million at the end of the second quarter of 2011.

Provision for income taxes increased $650,000 to $5.9 million in 2012 from $5.2 million in 2011. The effective tax rate as a percentage of income before taxes increased to 33.5% in 2012 from 32.8% in 2011. For 2012, we believe our effective annual tax rate will be about 33.0% to 33.5%.

Results of Operations for the Six Months Ended June 24, 2012 and June 26, 2011

Restaurant sales increased by $119.4 million, or 35.8%, to $452.9 million in 2012 from $333.4 million in 2011. The increase in restaurant sales was due to a $97.8 million increase associated with 14 new company-owned restaurants that opened in 2012 and 98 company-owned restaurants that opened or were acquired before 2012 that did not meet the criteria for same-store sales for all or part of the six-month period, and $21.6 million related to a 7.3% increase in same-store sales.

Franchise royalties and fees increased by $4.2 million, or 12.6%, to $37.0 million in 2012 from $32.8 million in 2011. The increase was primarily due to royalties related to additional sales due to 13 more franchised restaurants in operation at the end of the period compared to prior year, and an increase in same-store sales at franchised restaurants of 6.4% in the first six months of 2012.

Cost of sales increased by $50.0 million, or 54.3%, to $142.0 million in 2012 from $92.0 million in 2011 due primarily to more restaurants being operated in 2012. Cost of sales as a percentage of restaurant sales increased to 31.3% in 2012 from 27.6% in 2011. Cost of sales as a percentage of restaurant sales increased primarily due to higher chicken wing prices and a lower wing per pound yield. For the first six months of 2012, the cost of chicken wings averaged $1.91 per pound which was a 70.5% increase over the same period in 2011.

Labor expenses increased by $34.7 million, or 34.7%, to $134.9 million in 2012 from $100.2 million in 2011 due primarily to more restaurants being operated in 2012. Labor expenses as a percentage of restaurant sales decreased to 29.8% in 2012 from 30.0% in 2011. Cost of labor as a percentage of restaurant sales decreased primarily due to leveraging of management salaries against higher sales and lower hourly labor costs partially offset by higher health insurance costs.

Operating expenses increased by $15.5 million, or 31.4%, to $65.1 million in 2012 from $49.6 million in 2011 due primarily to more restaurants being operated in 2012. Operating expenses as a percentage of restaurant sales decreased to 14.4% in 2012 from 14.9% in 2011. The decrease in operating expenses as a percentage of restaurant sales is primarily due to lower natural gas utility cost and debit card fees.

Occupancy expenses increased by $5.0 million, or 24.0%, to $25.9 million in 2012 from $20.9 million in 2011 due primarily to more restaurants being operated in 2012. Occupancy expenses as a percentage of restaurant sales decreased to 5.7% in 2012 from 6.3% in 2011 due primarily to leveraging rent cost with higher sales and a shift toward more company-owned buildings.

Depreciation and amortization increased by $8.7 million, or 37.8%, to $31.6 million in 2012 from $23.0 million in 2011. The increase was primarily due to the additional depreciation related to the 53 additional restaurants compared to second quarter of 2011 and incremental amortization related to the acquisition of franchised restaurants.

General and administrative expenses increased by $5.3 million, or 15.2%, to $40.4 million in 2012 from $35.1 million in 2011 primarily due to additional headcount. General and administrative expenses as a percentage of total revenue decreased to 8.2% in 2012 from 9.6% in 2011. Exclusive of stock-based compensation, our general and administrative expenses as a percentage of revenue decreased to 7.4% in 2012 from 7.9% in 2011 due primarily to leveraging of salary and incentive compensation expenses against higher sales.

Preopening costs decreased by $2.4 million, to $4.1 million in 2012 from $6.5 million in 2011. In 2012, we incurred costs of $3.0 million for 14 new company-owned restaurants opened in the first six months of 2012 and costs of $1.2 million for restaurants that will open in the second half of 2012. In 2011, we incurred costs of $5.4 million for 22 new company-owned restaurants opened in the first six months of 2011 and costs of $1.0 million for restaurants that opened in the third quarter of 2011 or later. Preopening costs per restaurant averaged $279,000 and $263,000 in the first six months of 2012 and 2011, respectively. The higher per restaurant costs are due to additional costs related to expansion into new markets both domestically and internationally.

Loss on asset disposals and store closures increased by $431,000, to $1.3 million in 2012 from $903,000 in 2011. In 2012, the loss was related to store closing costs related to three store closures of $347,000, write-offs related to the rollout of new point-of-sale and back-office systems of $276,000, and the write-off of miscellaneous equipment. In 2011, the loss was related to store closing costs related to five store closures of $72,000 and the write-off of miscellaneous equipment.

Investment income increased by $91,000 to $295,000 in 2012 from $204,000 in 2011. The increase in the gain was primarily related to investments held for our deferred compensation plan. Cash and marketable securities balances at the end of the second quarter totaled $76.2 million in 2012 compared to $86.1 million at the end of the second quarter of 2011.

Provision for income taxes increased $2.0 million to $14.9 million in 2012 from $12.8 million in 2011. The effective tax rate as a percentage of income before taxes decreased to 33.2% in 2012 from 33.5% in 2011.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for constructing, remodeling and maintaining our new and existing company-owned restaurants; working capital; acquisitions; and other general business needs. We fund these expenses, except for acquisitions, primarily with cash from operations. Depending on the size of the transaction, acquisitions would generally be funded from cash and marketable securities balances. The cash and marketable securities balance at June 24, 2012 was $76.2 million. We invest our cash balances in debt securities with the focus on protection of principal, adequate liquidity, and return on investment based on risk. As of June 24, 2012, nearly all excess cash was invested in high quality municipal securities.

For the six months ended June 24, 2012, net cash provided by operating activities was $66.7 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, and a decrease in refundable income taxes, partially offset by an increase in accounts receivable. The decrease in refundable income taxes was due to timing of tax payments. The increase in accounts receivable was due to higher credit card sales at the end of the quarter.

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

For the six months ended June 24, 2012 and June 26, 2011, net cash used in investing activities was $56.9 million and $46.4 million, respectively. Investing activities included acquisitions of property and equipment related to the additional company-owned restaurants and restaurants under construction in both periods. During the first six months of 2012 and 2011, we opened 14 and 23 restaurants, respectively. In 2012, we expect capital expenditures to be approximately $150.0 million for an estimated 60 new or relocated company-owned restaurants, technology improvements on our restaurant and corporate systems, and capital expenditures at existing restaurants. In 2012, we purchased $52.5 million of marketable securities and received proceeds of $40.0 million as these investments matured or were sold. In 2011, we purchased $54.8 million of marketable securities and received proceeds of $63.6 million as these investments matured or were sold.

For the six months ended June 24, 2012 and June 26, 2011, net cash used in financing activities was $7.0 million and $1.4 million, respectively. Net cash used in financing activities for 2012 resulted primarily from tax payments for restricted stock units of $8.4 million, offset by proceeds from the exercise of stock options of $1.1 million and the excess tax benefit from stock issuance of $289,000. Net cash used in financing activities for 2011 resulted primarily from tax payments for restricted stock units of $2.5 million, offset by proceeds from the exercise of stock options of $867,000 and the excess tax benefit from stock issuance of $211,000. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2012.

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

The following table presents a summary of our contractual operating lease obligations and commitments as of June 24, 2012:

		Payments Due By Period (in thousands)
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$378,520	41,570	80,694	73,837	182,419
Lease commitments for restaurants under development	100,184	5,005	13,612	13,621	67,946
Total	$478,704	46,575	94,306	87,458	250,365

We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Our future cash outflows related to income tax uncertainties amounted to $801,000 as of June 24, 2012. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

Off-Balance Sheet Arrangements

As of June 24, 2012, we had no off-balance sheet arrangements or transactions.

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

•	Price and yield fluctuations related to chicken wings could impact our operating income.

•	If we are unable to successfully open new restaurants, our revenue growth rate and profits may be reduced.

•	We must identify and obtain a sufficient number of suitable new restaurant sites for us to sustain our growth.

•	Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

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

•	An impairment in the carrying value of our goodwill or other intangible assets could adversely affect our financial condition and consolidated results of operations.

•	We are dependent on franchisees and their success.

•	Franchisees may take actions that could harm our business.

•	We could face liability from our franchisees.

•	We may be unable to compete effectively in the restaurant industry.

•	Our success depends substantially on the value of our brand and our reputation for offering guests an unparalleled guest experience.

•	Our inability to successfully and sufficiently raise menu prices could result in a decline in profitability.

•	A reduction in vendor allowances currently received could affect our costs of goods sold.

•	Our quarterly operating results may fluctuate due to the timing of special events and other factors, including the recognition of impairment losses.

•	We may not be able to attract and retain qualified team members and key executives to operate and manage our restaurants.

•	We may not be able to obtain and maintain licenses and permits necessary to operate our restaurants.

•	Unfavorable publicity could harm our business.

•	The sale of alcoholic beverages at our restaurants subjects us to additional regulations and potential liability.

•	Changes in employment laws or regulations could harm our performance.

•	Changes in consumer preferences or discretionary consumer spending could harm our performance.

•	A regional or global health pandemic could severely affect our business.

•	The acquisition of existing restaurants from our franchisees or other acquisitions may have unanticipated consequences that could harm our business and our financial condition.

•	There is volatility in our stock price.

•	We may be subject to increased labor and insurance costs.

•	Our current insurance may not provide adequate levels of coverage against claims.

•	We are dependent on information technology and any material failure of that technology could impair our ability to efficiently operate our business.

•	If we are unable to maintain our rights to use key technologies of third parties, our business may be harmed.

•	We may not be able to protect our trademarks, service marks or trade secrets.

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. Domestically, we use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. We currently purchase our chicken wings at market prices. Chicken wings accounted for approximately 27.1% and 16.4% of our cost of sales in the second quarters of 2012 and 2011, respectively, with a quarterly average price per pound of $1.90 and $1.02, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Date: August 2, 2012	BUFFALO WILD WINGS, INC.

	By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer (principal executive officer)

	By:	/s/ Mary J. Twinem
Mary J. Twinem, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

BUFFALO WILD WINGS, INC.
FORM 10-Q FOR QUARTER ENDED JUNE 24, 2012

Exhibit Number		Description
3.1		Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Form 10-Q for the fiscal quarter ended June 29, 2008).

3.2		Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed May 27, 2009).

10.1		Buffalo Wild Wings, Inc. 2012 Equity Incentive Plan (Incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed March 22, 2012)

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	*	XBRL Instance Document

101.SCH	*	XBRL Taxonomy Extension Schema Document

101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on
Form 10-Q shall be deemed to be “furnished” and not “filed.”