Form 10-Q
period 2012-09-23
BUFFALO WILD WINGS INC
filed 2012-11-01
CIK 1062449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2012

Commission File No. 000-24743

BUFFALO WILD WINGS, INC.

(Exact name of registrant as specified in its charter)

Minnesota	No. 31-1455915
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

5500 Wayzata Boulevard, Suite 1600, Minneapolis, MN 55416

(Address of Principal Executive Offices) (Zip Code)

(952) 593-9943

(Registrant's Telephone Number, Including Area Code)

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

The number of shares outstanding of the registrant's common stock as of October 26, 2012: 18,599,276 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(unaudited)

	September 23, 2012	December 25, 2011
Assets
Current assets:
Cash and cash equivalents	$31,322	20,530
Marketable securities	52,511	39,956
Accounts receivable – net of allowance of $25	17,785	12,165
Inventory	6,511	6,311
Prepaid expenses	3,128	3,707
Refundable income taxes	2,355	7,561
Deferred income taxes	7,249	6,323
Restricted assets	36,266	42,692
Total current assets	157,127	139,245

Property and equipment, net	346,963	310,170
Other assets	27,979	28,174
Goodwill	17,777	17,770
Total assets	$549,846	495,359

Liabilities and Stockholders' Equity
Current liabilities:
Unearned franchise fees	$1,815	1,852
Accounts payable	37,591	30,089
Accrued compensation and benefits	33,595	30,499
Accrued expenses	11,614	7,580
System-wide payables	36,503	44,250
Total current liabilities	121,118	114,270

Long-term liabilities:
Other liabilities	1,679	1,544
Deferred income taxes	35,826	38,512
Deferred lease credits, net of current portion	25,381	23,047
Total liabilities	184,004	177,373

Commitments and contingencies (note 9)
Stockholders' equity:
Undesignated stock, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 18,590,352 and 18,377,920, respectively	120,268	113,509
Retained earnings	245,387	204,772
Accumulated other comprehensive income (loss)	187	(295)
Total stockholders' equity	365,842	317,986
Total liabilities and stockholders' equity	$549,846	495,359

 See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Revenue:
Restaurant sales	$228,418	181,036	681,284	514,459
Franchise royalties and fees	18,441	16,727	55,420	49,555
Total revenue	246,859	197,763	736,704	564,014

Costs and expenses:
Restaurant operating costs:
Cost of sales	71,263	51,655	213,213	143,654
Labor	68,804	54,783	203,710	154,970
Operating	34,626	28,537	99,772	78,134
Occupancy	13,458	11,195	39,349	32,081
Depreciation and amortization	16,818	12,748	48,439	35,701
General and administrative	21,813	18,336	62,213	53,394
Preopening	4,535	3,864	8,662	10,367
Loss on asset disposals and store closures	788	612	2,122	1,515
Total costs and expenses	232,105	181,730	677,480	509,816

Income from operations	14,754	16,033	59,224	54,198
Investment income (loss)	418	(374)	713	(170)
Earnings before income taxes	15,172	15,659	59,937	54,028
Income tax expense	4,464	4,393	19,322	17,228
Net earnings	$10,708	11,266	40,615	36,800

Earnings per common share – basic	$0.58	0.61	2.19	2.01
Earnings per common share – diluted	0.57	0.61	2.17	2.00
Weighted average shares outstanding – basic	18,589	18,352	18,573	18,330
Weighted average shares outstanding – diluted	18,723	18,520	18,675	18,433

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net earnings	$10,708	11,266	40,615	36,800
Other comprehensive income (loss)
Foreign currency translation adjustments, net of tax	660	(419)	482	(419)
Other comprehensive income (loss), net of tax	660	(419)	482	(419)
Comprehensive income	11,368	10,847	41,097	36,381

 See accompanying notes to consolidated financial statements.

 BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(unaudited)

	Nine months ended
	September 23, 2012	September 25, 2011
Cash flows from operating activities:
Net earnings	$40,615	36,800
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	46,409	35,065
Amortization	2,030	636
Loss on asset disposals and store closures	1,757	1,279
Deferred lease credits	2,966	2,703
Deferred income taxes	(3,612)	8,220
Stock-based compensation	6,207	8,642
Excess tax benefit from stock issuance	(2,024)	(700)
Change in operating assets and liabilities:
Trading securities	(850)	37
Accounts receivable	(7,712)	(5,752)
Inventory	(199)	(632)
Prepaid expenses	583	(1,019)
Other assets	(1,826)	(2,216)
Unearned franchise fees	(37)	(124)
Accounts payable	2,088	5,704
Income taxes	7,230	2,877
Accrued expenses	13,162	13,322
Net cash provided by operating activities	106,787	104,842

Cash flows for investing activities:
Acquisition of property and equipment	(79,007)	(84,651)
Purchase of marketable securities	(123,943)	(78,690)
Proceeds of marketable securities	112,238	94,387
Net cash used in investing activities	(90,712)	(68,954)

Cash flows for financing activities:
Issuance of common stock	1,147	870
Tax payments for restricted stock units	(8,447)	(2,481)
Excess tax benefit from stock issuance	2,024	700
Net cash used in financing activities	(5,276)	(911)
Effect of exchange rate changes on cash and cash equivalents	(7)	(86)
Net increase in cash and cash equivalents	10,792	34,891
Cash and cash equivalents at beginning of period	20,530	15,309
Cash and cash equivalents at end of period	$31,322	50,200

See accompanying notes to consolidated financial statements.

 BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 23, 2012 AND SEPTEMBER 25, 2011

(Dollar amounts in thousands except share and per share data)

(1)     Basis of Financial Statement Presentation

The consolidated financial statements as of September 23, 2012 and December 25, 2011, and for the three-month and nine-month periods ended September 23, 2012 and September 25, 2011 have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information as of September 23, 2012 and December 25, 2011 and for the three-month and nine-month periods ended September 23, 2012 and September 25, 2011 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

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

The results of operations for the three-month and nine-month periods ended September 23, 2012 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 30, 2012.

(2)     Summary of Significant Accounting Policies

(a)    Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Cash flows related to inventory sales are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

We purchase products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by our restaurants and our franchised restaurants is chicken wings. Chicken wings are purchased by us at market prices. For the three-month periods ended September 23, 2012 and September 25, 2011, chicken wings were 28.2% and 18.1%, respectively, of restaurant cost of sales. For the nine-month periods ended September 23, 2012 and September 25, 2011, chicken wings were 27.0% and 17.9%, respectively, of restaurant cost of sales.

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

•  Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•  Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of September 23, 2012:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$19,731	1,007	—	20,738
Marketable Securities	6,153	31,162	—	37,315

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 25, 2011:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$10,103	1,500	—	11,603
Marketable Securities	5,304	—	—	5,304

We classified a portion of our marketable securities as available-for-sale and trading securities which were reported at fair market value, using the “market approach” valuation technique. The “market approach” valuation method uses prices and other relevant information observable in market transactions involving identical or comparable assets to determine fair market value. Our cash equivalents include commercial paper and money market funds which are valued using a Level 1 approach. Our trading securities are valued using a Level 1 approach. Our available-for-sale marketable securities are valued using a Level 2 approach, using observable direct and indirect inputs for municipal bonds.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine-month periods ended September 23, 2012 or September 25, 2011.

(4)     Marketable Securities

Marketable securities consisted of the following:

	As of
	September 23, 2012	December 25, 2011
Held-to-maturity
Municipal securities	$15,196	34,652
Available-for-sale
Municipal securities	31,162	—
Trading
Mutual funds	6,153	5,304
Total	$52,511	39,956

All held-to-maturity debt securities mature within one year and had aggregate fair values of $15,195 and $34,640 as of September 23, 2012 and December 25, 2011, respectively. Trading securities represent investments held for future needs of our non-qualified deferred compensation plan.

(5)     Property and Equipment

Property and equipment consisted of the following:

	September 23, 2012	December 25, 2011
Construction in process	$27,821	$20,078
Buildings	47,049	37,956
Furniture, fixtures, and equipment	196,613	175,718
Leasehold improvements	280,329	245,506
Property and equipment, gross	551,812	479,258
Less accumulated depreciation	(204,849)	(169,088)
Property and equipment, net	$346,963	$310,170

 (6)     Stockholders' Equity

(a)   Stock Options

We have 5.4 million shares of common stock reserved for issuance under our Equity Incentive Plan (Plan) for our employees, officers, and directors. The exercise price for stock options issued under the Plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven to ten years. Nonqualified stock options issued pursuant to the Plan have varying vesting periods from immediately to four years and have a contractual life of seven to ten years. Incentive stock options may be granted under this Plan until March 12, 2022. We issue new shares of common stock upon exercise of stock options. Option activity is summarized for the nine months ended September 23, 2012 as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual Life (years)	Aggregate intrinsic value
Outstanding, December 25, 2011	182,629	$34.06	4.0	$6,242
Granted	27,691	94.42
Exercised	(18,127)	18.02
Cancelled	(6,934)	53.26
Outstanding, September 23, 2012	185,259	$43.93	3.8	$7,703
Exercisable, September 23, 2012	109,084	30.30	2.9	5,862

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $84.04 as of the last business day of the quarter ended September 23, 2012, which would have been received by the optionees had all options been exercised on that date. As of September 23, 2012, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,404, which is expected to be recognized over a weighted average period of approximately 2.5 years. During the nine-month periods ended September 23, 2012 and September 25, 2011, the total intrinsic value of stock options exercised was $1,183 and $1,173, respectively. During the nine-month periods ended September 23, 2012 and September 25, 2011, the weighted average grant date fair value of options granted was $43.97 and $26.07. No shares vested during the nine-month periods ended September 23, 2012 or September 25, 2011.

The Plan has 1,589,101 shares available for grant as of September 23, 2012.

(b)   Restricted Stock Units

Restricted stock units are granted annually under the Plan at the discretion of the Compensation Committee of the Board of Directors. Restricted stock units are subject to three-year cliff vesting and a cumulative three-year earnings target. The number of units which vest at the end of the three-year period is based on performance against the target. These restricted stock units are subject to forfeiture if they have not vested at the end of the three-year period. Stock-based compensation is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date through the end of the performance period.

For each grant, restricted stock units meeting the three-year performance criteria will vest as of the end of our fiscal year. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required minimum employee withholding taxes. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for the first nine months of fiscal 2012 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 25, 2011	360,280	$45.95
Granted	137,111	93.23
Vested	(4,865)	86.33
Cancelled	(34,552)	53.75
Outstanding, September 23, 2012	457,974	$59.08

As of September 23, 2012, the total stock-based compensation expense related to nonvested awards not yet recognized was $11,177, which is expected to be recognized over a weighted average period of 1.8 years. The weighted average grant date fair value of restricted stock units granted during the nine-month periods ended September 23, 2012 and September 25, 2011 was $93.23 and $53.60, respectively. During the nine-month periods ended September 23, 2012 and September 25, 2011, we recognized $5,205 and $7,675, respectively, of stock-based compensation expense related to restricted stock units.

(c)   Employee Stock Purchase Plan

We have reserved 600,000 shares of common stock for issuance under our Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the first nine months of 2012 and 2011, we issued 14,505 and 16,292 shares of common stock, respectively, under the ESPP. As of September 23, 2012, we have 260,157 shares available for future issuance under the ESPP.

(7)     Earnings Per Share

The following is a reconciliation of basic and fully diluted earnings per common share for the three-month and nine-month periods ended September 23, 2012 and September 25, 2011:

	Three months ended September 23, 2012
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$10,708
Earnings per common share	10,708	18,588,598	$0.58
Effect of dilutive securities – stock options	—	80,487
Effect of dilutive securities – restricted stock units	—	54,197
Earnings per common share – assuming dilution	$10,708	18,723,282	0.57

	Three months ended September 25, 2011
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$11,266
Earnings per common share	11,266	18,352,012	$0.61
Effect of dilutive securities – stock options	—	75,381
Effect of dilutive securities – restricted stock units	—	92,257
Earnings per common share – assuming dilution	$11,266	18,519,650	0.61

	Nine months ended September 23, 2012
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$40,615
Earnings per common share	40,615	18,572,953	$2.19
Effect of dilutive securities – stock options	—	83,819
Effect of dilutive securities – restricted stock units	—	18,066
Earnings per common share – assuming dilution	$40,615	18,674,838	2.17

	Nine months ended September 25, 2011
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$36,800
Earnings per common share	36,800	18,329,565	$2.01
Effect of dilutive securities – stock options	—	73,054
Effect of dilutive securities – restricted stock units	—	30,752
Earnings per common share – assuming dilution	$36,800	18,433,371	2.00

The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been antidilutive or were performance-granted shares for which the performance criteria had not yet been met:

	Three months ended		Nine months ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Stock options	27,506	6,773	18,399	15,960
Restricted stock units	403,777	556,242	439,908	617,747

(8)     Supplemental Disclosures of Cash Flow Information

	Nine months ended
	September 23, 2012	September 25, 2011
Cash paid during the period for:
Income taxes	$15,880	6,339
Noncash financing and investing transactions:
Property and equipment not yet paid for	5,374	12,534

(9)     Contingencies

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

(10)    Subsequent Event

In the fourth quarter of 2012, we have completed the purchase of nine franchised locations and are positioned to acquire an additional nine franchised locations.  We expect the total purchase price for these locations to be approximately $44,000.

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

Overview

As of September 23, 2012, we owned and operated 343 company-owned and franchised an additional 511 Buffalo Wild Wings® Grill & Bar restaurants in North America. We believe that we will grow the Buffalo Wild Wings brand to about 1,700 locations in North America, continuing the strategy of developing both company-owned and franchised restaurants.

For 2012, we believe we will have about 53 company-owned and 43 franchised restaurant openings and estimate our annual net earnings growth will be 15%. Our growth and success depend on several factors and trends. First, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, therefore, cash flow per location. We remain committed to high quality operations and guest experience.

Our revenue is generated by:

•

Sales at our company-owned restaurants, which represented 93% of total revenue in the third quarter of 2012. Food and nonalcoholic beverages accounted for 79% of restaurant sales. The remaining 21% of restaurant sales was from alcoholic beverages. The menu items with the highest sales volume are traditional and boneless wings at 21% and 19%, respectively, of total restaurant sales.

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

Third, we continue to monitor and react to changes in our cost of goods sold. The cost of goods sold is difficult to predict, as it has ranged from 27.2% to 31.6% of restaurant sales per quarter in our 2011 fiscal year and year-to-date in 2012, mostly due to price and yield fluctuations in chicken wings. We work to counteract the volatility of chicken wing prices with the introduction of new menu items, marketing promotions, focused efforts on food costs and waste, and menu price increases. We will continue to monitor the cost of chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. We continue to explore purchasing strategies to lessen the severity of cost increases and fluctuations, and are reviewing menu additions and other strategies that may decrease the volatility of our cost of sales percentage and decrease the percentage that chicken wings represent in terms of total restaurant sales.

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

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Both of the third quarters of 2012 and 2011 consisted of 13 weeks. We have a 53-week fiscal year in 2012, with the fourth quarter having 14 weeks.

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

	Three months ended		Nine months ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Revenue:
Restaurant sales	92.5%	91.5%	92.5%	91.2%
Franchising royalties and fees	7.5	8.5	7.5	8.8
Total revenue	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	31.2	28.5	31.3	27.9
Labor	30.1	30.3	29.9	30.1
Operating	15.2	15.8	14.6	15.2
Occupancy	5.9	6.2	5.8	6.2
Depreciation and amortization	6.8	6.4	6.6	6.3
General and administrative	8.8	9.3	8.4	9.5
Preopening	1.8	2.0	1.2	1.8
Loss on asset disposals and store closures	0.3	0.3	0.3	0.3
Total costs and expenses	94.0	91.9	92.0	90.4

Income from operations	6.0	8.1	8.0	9.6
Investment income (loss)	0.2	(0.2)	0.1	0.0
Earnings before income taxes	6.1	7.9	8.1	9.6
Income tax expense	1.8	2.2	2.6	3.1
Net earnings	4.3	5.7	5.5	6.5

The number of company-owned and franchised restaurants open are as follows:

	As of
	September 23, 2012	September 25, 2011
Company-owned restaurants	343	288
Franchised restaurants	511	498

The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Company-owned restaurant sales	$228,418	181,036	681,284	514,459
Franchised restaurant sales	364,467	329,053	1,096,097	978,520

Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

	Three months ended		Nine months ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Company-owned same-store sales	6.2%	5.7%	6.9%	5.2%
Franchised same-store sales	5.8	4.2	6.2	2.8

The average prices paid per pound for chicken wings are as follows:

	Three months ended		Nine months ended
	September 23, 2012	September 25, 2011	September 23, 2012	September 25, 2011
Average price per pound	$1.97	1.16	1.93	1.13

 Results of Operations for the Three Months Ended September 23, 2012 and September 25, 2011

Restaurant sales increased by $47.4 million, or 26.2%, to $228.4 million in 2012 from $181.0 million in 2011. The increase in restaurant sales was due to a $37.5 million increase associated with 29 new company-owned restaurants that opened in 2012 and 68 company-owned restaurants that opened or were acquired before 2012 that did not meet the criteria for same-store sales for all or part of the three-month period, and $9.9 million related to a 6.2% increase in same-store sales.

Franchise royalties and fees increased by $1.7 million, or 10.2%, to $18.4 million in 2012 from $16.7 million in 2011. The increase was primarily due to royalties related to additional sales at 13 more franchised restaurants in operation at the end of the period compared to prior year, and an increase in same-store sales for franchised restaurants of 5.8% in the third quarter of 2012.

Cost of sales increased by $19.6 million, or 38.0%, to $71.3 million in 2012 from $51.7 million in 2011 due primarily to more restaurants being operated in 2012. Cost of sales as a percentage of restaurant sales increased to 31.2% in 2012 from 28.5% in 2011. Cost of sales as a percentage of restaurant sales increased primarily due to higher chicken wing prices and a lower wing-per-pound yield. For the third quarter of 2012, the cost of chicken wings averaged $1.97 per pound which was a 69.8% increase over the same period in 2011.

Labor expenses increased by $14.0 million, or 25.6%, to $68.8 million in 2012 from $54.8 million in 2011 due primarily to more restaurants being operated in 2012. Labor expenses as a percentage of restaurant sales decreased to 30.1% in 2012 from 30.3% in 2011. Cost of labor as a percentage of restaurant sales decreased primarily due to lower workers compensation costs.

Operating expenses increased by $6.1 million, or 21.3%, to $34.6 million in 2012 from $28.5 million in 2011 due primarily to more restaurants being operated in 2012. Operating expenses as a percentage of restaurant sales decreased to 15.2% in 2012 from 15.8% in 2011. The decrease in operating expenses as a percentage of restaurant sales is primarily due to lower natural gas utility costs and debit card fees.

Occupancy expenses increased by $2.3 million, or 20.2%, to $13.5 million in 2012 from $11.2 million in 2011 due primarily to more restaurants being operated in 2012. Occupancy expenses as a percentage of restaurant sales decreased to 5.9% in 2012 from 6.2% in 2011 due primarily to leveraging rent cost with higher sales and a shift toward more company-owned buildings.

Depreciation and amortization increased by $4.1 million, or 31.9%, to $16.8 million in 2012 from $12.7 million in 2011. The increase was primarily due to the additional depreciation related to the 55 additional company-owned restaurants compared to the third quarter of 2011 and incremental amortization related to the acquisition of franchised restaurants.

General and administrative expenses increased by $3.5 million, or 19.0%, to $21.8 million in 2012 from $18.3 million in 2011 primarily due to additional headcount and higher costs for our deferred compensation plan partially offset by lower stock-based compensation expense. General and administrative expenses as a percentage of total revenue decreased to 8.8% in 2012 from 9.3% in 2011. Exclusive of stock-based compensation, our general and administrative expenses as a percentage of revenue remained consistent at 7.9% in 2012 and 2011. Higher costs for our deferred compensation plan were offset by lower legal fees.

Preopening costs increased by $671,000 to $4.5 million in 2012 from $3.9 million in 2011. In 2012, we incurred costs of $3.2 million for 15 new company-owned restaurants opened in the third quarter of 2012 and costs of $1.4 million for restaurants that will open in the fourth quarter of 2012 or later. In 2011, we incurred costs of $2.2 million for 10 new company-owned restaurants opened in the third quarter of 2011 and costs of $1.6 million for restaurants that opened in the fourth quarter of 2011 or later.

Loss on asset disposals and store closures increased by $176,000 to $788,000 in 2012 from $612,000 in 2011. In 2012, the loss was related to two store closures of $53,000, the write-off of equipment related to the rollout of new point-of-sale and back-office systems of $395,000, and the write-off of miscellaneous equipment. In 2011, the loss was related to store closing costs related to one store closure of $128,000 and the write-off of miscellaneous equipment and disposals due to remodels.

Investment income (loss) was $418,000 and ($374,000) in 2012 and 2011 respectively. The income in 2012 and the loss in 2011 were primarily related to investments held for our deferred compensation plan. Cash and marketable securities balances at the end of the third quarter totaled $83.8 million in 2012 compared to $91.3 million at the end of the third quarter of 2011.

Provision for income taxes increased $71,000 to $4.5 million in 2012 from $4.4 million in 2011. The effective tax rate as a percentage of income before taxes increased to 29.4% in 2012 from 28.1% in 2011. For 2012, we believe our effective annual tax rate will be approximately 32-32.5%.

Results of Operations for the Nine Months Ended September 23, 2012 and September 25, 2011

Restaurant sales increased by $166.8 million, or 32.4%, to $681.3 million in 2012 from $514.5 million in 2011. The increase in restaurant sales was due to a $135.3 million increase associated with 29 new company-owned restaurants that opened in 2012 and 109 company-owned restaurants that opened or acquired before 2012 that did not meet the criteria for same-store sales for all or part of the nine-month period, and $31.5 million related to a 6.9% increase in same-store sales.

Franchise royalties and fees increased by $5.9 million, or 11.8%, to $55.4 million in 2012 from $49.6 million in 2011. The increase was primarily due to royalties related to additional sales at 13 more franchised restaurants in operation at the end of the period compared to prior year, and an increase in same-store sales at franchised restaurants of 6.2% in the first nine months of 2012.

Cost of sales increased by $69.6 million, or 48.4%, to $213.2 million in 2012 from $143.7 million in 2011 due primarily to more restaurants being operated in 2012. Cost of sales as a percentage of restaurant sales increased to 31.3% in 2012 from 27.9% in 2011. Cost of sales as a percentage of restaurant sales increased primarily due to higher chicken wing prices and a lower wing-per-pound yield. For the first nine months of 2012, the cost of chicken wings averaged $1.93 per pound which was a 70.8% increase over the same period in 2011.

Labor expenses increased by $48.7 million, or 31.5%, to $203.7 million in 2012 from $155.0 million in 2011 due primarily to more restaurants being operated in 2012. Labor expenses as a percentage of restaurant sales decreased to 29.9% in 2012 from 30.1% in 2011. Cost of labor as a percentage of restaurant sales decreased primarily due to same-store sales leveraging of payroll and related taxes partially offset by higher medical insurance costs.

Operating expenses increased by $21.6 million, or 27.7%, to $99.8 million in 2012 from $78.1 million in 2011 due primarily to more restaurants being operated in 2012. Operating expenses as a percentage of restaurant sales decreased to 14.6% in 2012 from 15.2% in 2011. The decrease in operating expenses as a percentage of restaurant sales was primarily due to lower natural gas utility costs and debit card fees.

Occupancy expenses increased by $7.3 million, or 22.7%, to $39.3 million in 2012 from $32.1 million in 2011 due primarily to more restaurants being operated in 2012. Occupancy expenses as a percentage of restaurant sales decreased to 5.8% in 2012 from 6.2% in 2011 due primarily to leveraging rent cost with higher sales and a shift toward more company-owned buildings.

Depreciation and amortization increased by $12.7 million, or 35.7%, to $48.4 million in 2012 from $35.7 million in 2011. The increase was primarily due to the additional depreciation related to the 55 additional company-owned restaurants compared to the third quarter of 2011 and incremental amortization related to the acquisition of franchised restaurants.

General and administrative expenses increased by $8.8 million, or 16.5%, to $62.2 million in 2012 from $53.4 million in 2011 primarily due to additional headcount and higher professional fees. General and administrative expenses as a percentage of total revenue decreased to 8.4% in 2012 from 9.5% in 2011. Exclusive of stock-based compensation, our general and administrative expenses as a percentage of revenue decreased to 7.6% in 2012 from 7.9% in 2011 due primarily to leveraging of salaries and cash incentive plan expenses.

Preopening costs decreased by $1.7 million, to $8.7 million in 2012 from $10.4 million in 2011. In 2012, we incurred costs of $7.0 million for 29 new company-owned restaurants opened in the first nine months of 2012 and costs of $1.6 million for restaurants that will open in the fourth quarter of 2012 or later. In 2011, we incurred costs of $8.5 million for 32 new company-owned restaurants opened in the first nine months of 2011 and costs of $1.7 million for restaurants that opened in the fourth quarter of 2011 or later. Preopening costs per restaurant averaged $274,000 and $279,000 in the first nine months of 2012 and 2011, respectively.

Loss on asset disposals and store closures increased by $607,000, to $2.1 million in 2012 from $1.5 million in 2011. In 2012, the loss was related to store closing costs related to five store closures of $400,000, write-offs related to the rollout of new point-of-sale and back-office systems of $670,000 and the write-off of miscellaneous equipment and disposals due to remodels. In 2011, the loss was related to store closing costs related to seven store closures of $200,000 and the write-off of miscellaneous equipment and disposals due to remodels.

Investment income(loss) was $713,000 and ($170,000) in 2012 and 2011 respectively. The investment income in 2012 and loss in 2011 were primarily related to investments held for our deferred compensation plan. Cash and marketable securities balances at the end of the third quarter totaled $83.8 million in 2012 compared to $91.3 million at the end of the third quarter of 2011.

Provision for income taxes increased by $2.1 million to $19.3 million in 2012 from $17.2 million in 2011. The effective tax rate as a percentage of income before taxes increased to 32.2% in 2012 from 31.9% in 2011.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for constructing, remodeling and maintaining our new and existing company-owned restaurants; working capital; acquisitions; and other general business needs. We fund these expenses, except for acquisitions, primarily with cash from operations. Depending on the size of the transaction, acquisitions would generally be funded from cash and marketable securities balances. The cash and marketable securities balance at September 23, 2012 was $83.8 million. We invest our cash balances in debt securities with the focus on protection of principal, adequate liquidity, and return on investment based on risk. As of September 23, 2012, nearly all excess cash was invested in high quality municipal securities.

For the nine months ended September 23, 2012, net cash provided by operating activities was $106.8 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, and an increase in accrued expenses, partially offset by an increase in accounts receivable. The increase in accrued expenses was primarily due to the timing of our bi-weekly payroll. The increase in accounts receivable was due to higher credit card sales at the end of the quarter.

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

For the nine months ended September 23, 2012 and September 25, 2011, net cash used in investing activities was $90.7 million and $69.0 million, respectively. Investing activities included acquisitions of property and equipment related to the additional company-owned restaurants and restaurants under construction in both periods. During the first nine months of 2012 and 2011, we opened or purchased 29 and 35 restaurants, respectively. For the full year of 2012, we expect capital expenditures to be approximately $175.0 million for an estimated 53 new or relocated company-owned restaurants, technology improvements on our restaurant and corporate systems, capital expenditures at existing restaurants, and franchise acquisitions. In the first nine months of 2012, we purchased $123.9 million of marketable securities and received proceeds of $112.2 million as these investments matured or were sold. In the first nine months of 2011, we purchased $78.7 million of marketable securities and received proceeds of $94.4 million as these investments matured or were sold.

For the nine months ended September 23, 2012 and September 25, 2011, net cash used in financing activities was $5.3 million and $911,000, respectively. Net cash used in financing activities for 2012 resulted primarily from tax payments for restricted stock units of $8.4 million, offset by proceeds from the exercise of stock options of $1.1 million and the excess tax benefit from stock issuance of $2.0 million. Net cash used in financing activities for 2011 resulted primarily from tax payments for restricted stock units of $2.5 million, offset by proceeds from the exercise of stock options of $870,000 and the excess tax benefit from stock issuance of $700,000. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2012.

Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. We own the buildings in which 78 of our restaurants operate and therefore have a limited ability to enter into sale-leaseback transactions as a potential source of cash.

The following table presents a summary of our contractual operating lease obligations and commitments as of September 23, 2012:

		Payments Due By Period (in thousands)
	Total	Lessthan One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$401,477	43,903	85,508	78,042	194,024
Lease commitments for restaurants under development	100,587	4,419	13,780	13,845	68,543
Total	$502,064	48,322	99,288	91,877	262,567

We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Our future cash outflows related to income tax uncertainties amounted to $820,000 as of September 23, 2012. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

Off-Balance Sheet Arrangements

As of September 23, 2012, we had no off-balance sheet arrangements or transactions.

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

●	Price and yield fluctuations related to chicken wings could impact our operating income.

●	If we are unable to successfully open new restaurants, our revenue growth rate and profits may be reduced.

●	We must identify and obtain a sufficient number of suitable new restaurant sites for us to sustain our growth.

●	Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

●

We may experience higher-than-anticipated costs associated with the opening of new restaurants or with the closing, relocating, and remodeling of existing restaurants, which may adversely affect our results of operations.

●	Our restaurants may not achieve market acceptance in the new domestic and international geographic regions we enter.

●	New restaurants added to our existing markets may take sales from existing restaurants.

●	Failure of our internal controls over financial reporting could harm our business and financial results.

●

Economic conditions could have a material adverse impact on our landlords or other tenants in retail centers in which we or our franchisees are located, which in turn could negatively affect our financial results.

●	An impairment in the carrying value of our goodwill or other intangible assets could adversely affect our financial condition and consolidated results of operations.

●	We are dependent on franchisees and their success.

●	Franchisees may take actions that could harm our business.

●	We could face liability from our franchisees.

●	We may be unable to compete effectively in the restaurant industry.

●	Our success depends substantially on the value of our brand and our reputation for offering guests an unparalleled guest experience.

●	Our inability to successfully and sufficiently raise menu prices could result in a decline in profitability.

●	A reduction in vendor allowances currently received could affect our costs of goods sold.

●	Our quarterly operating results may fluctuate due to the timing of special events and other factors, including the recognition of impairment losses.

●	We may not be able to attract and retain qualified team members and key executives to operate and manage our restaurants.

●	We may not be able to obtain and maintain licenses and permits necessary to operate our restaurants.

●	Unfavorable publicity could harm our business.

●	The sale of alcoholic beverages at our restaurants subjects us to additional regulations and potential liability.

●	Changes in employment laws or regulations could harm our performance.

●	Changes in consumer preferences or discretionary consumer spending could harm our performance.

●	A regional or global health pandemic could severely affect our business.

●	The acquisition of existing restaurants from our franchisees or other acquisitions may have unanticipated consequences that could harm our business and our financial condition.

●	There is volatility in our stock price.

●	We may be subject to increased labor and insurance costs.

●	Our current insurance may not provide adequate levels of coverage against claims.

●	We are dependent on information technology and any material failure of that technology could impair our ability to efficiently operate our business.

●	If we are unable to maintain our rights to use key technologies of third parties, our business may be harmed.

●	We may not be able to protect our trademarks, service marks or trade secrets.

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. Domestically, we use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have signed a new distribution contract that covers food, paper, and non-food products and will begin transitioning locations to the new provider in December 2012 with full rollout expected to be completed by June 2013.  We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. Chicken wings accounted for approximately 28.2% and 18.1% of our cost of sales in the third quarters of 2012 and 2011, respectively, with a quarterly average price per pound of $1.97 and $1.16, respectively.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934. Based on that evaluation, the chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms.

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

Date: November 1, 2012	BUFFALO WILD WINGS, INC.

	By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer (principal executive officer)

	By:	/s/ Mary J. Twinem
Mary J. Twinem, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

 EXHIBIT INDEX

BUFFALO WILD WINGS, INC.

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 23, 2012

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