Form 10-K
period 2012-12-30
BUFFALO WILD WINGS INC
filed 2013-02-28
CIK 1062449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☒      Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 30, 2012
or

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
Large Accelerated Filer   ☒    Accelerated Filer  ☐    Non-Accelerated Filer   ☐    Smaller Reporting Company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    YES  ☐ NO  ☒

The aggregate market value of the voting stock held by non-affiliates was $1.5 billion based on the closing sale price of the Company’s Common Stock as reported on the NASDAQ Stock Market on June 22, 2012.

The number of shares outstanding of the registrant’s common stock as of February 11, 2013: 18,635,931 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

We are an established and growing owner, operator, and franchisor of restaurants featuring a variety of boldly-flavored, craveable menu items including our Buffalo, New York-style chicken wings spun in any of our 16 signature sauces or 5 signature seasonings. Our restaurants create a welcoming neighborhood atmosphere that includes an extensive multi-media system, a full bar and an open layout, which appeals to sports fans and families alike. We differentiate our restaurants by the social environment we create and the connection we make with our Team Members, guests and the local community. Our guests have the option of watching sporting events or other popular programs on our projection screens and approximately 50 additional televisions, competing in Buzztime® Trivia or playing video games. The open layout of our restaurants offers dining and bar areas that provide distinct seating choices for sports fans and families. Our flexible restaurants allow our guests to customize their Buffalo Wild Wings® experience to meet their time demands, service preferences or the experience they are seeking of a workday lunch, a dine-in dinner, a take-out meal, an afternoon or evening enjoying a sporting event or a late-night craving. Buffalo Wild Wings® restaurants are the place people want to be; where any excuse to get together is a good one.

Buffalo Wild Wings® restaurants have widespread appeal and have won dozens of “Best Wings” and “Best Sports Bar” awards across the country. Our made-to-order menu items are enhanced by the bold flavor profile of our 16 signature sauces and 5 signature seasonings, ranging from Sweet BBQ™ to Blazin’®. Our restaurants offer 20 to 30 domestic and imported beers on tap, including craft brews, and a wide selection of bottled beers, wines, and liquor. Our award-winning food and memorable experience drive guest visits and loyalty.

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

Buffalo Wild Wings was founded in 1982 at a location near The Ohio State University. Our original name was Buffalo Wild Wings & Weck® and we became more popularly known as bw-3®. In 1991, we began our franchising program. In 2003, we completed an initial public offering and became a publicly-held company. Today, we are popular throughout the United States and Canada and widely recognized as Buffalo Wild Wings.

Our Concept and Business Strategy

Our goal is to continue to grow and develop the Buffalo Wild Wings® concept as a leading nationally and internationally recognized restaurant chain. To do so, we plan to execute the following strategies:

•	Continue to strengthen the Buffalo Wild Wings® brand;
•	Deliver a unique guest experience;
•	Offer boldly-flavored menu items with broad appeal;
•	Create an inviting, neighborhood atmosphere;
•	Focus on operational excellence;
•	Open restaurants in new and existing domestic and international markets; and
•	Increase same-store sales, average unit volumes, and profitability.

North American Growth Strategy

We believe that we have established and continue to expand the necessary infrastructure and control systems to support our disciplined growth strategy and that our concept can support about 1,700 restaurants in North America. We have developed procedures for identifying new opportunities in both domestic and international markets, determining our expansion strategy in those markets and identifying sites for company-owned and franchised restaurants. Our current North American growth strategy is to continue to open both company-owned restaurants and franchised restaurants.

In most of our existing markets, we plan to continue to open new restaurants until a market is penetrated to a point that will enable us to gain marketing, operational, cost, and other efficiencies. We intend to enter new domestic and international markets by opening several restaurants within a one-year period to quickly build our brand awareness. We intend to grow our franchise system through the development of new restaurants by existing and new franchisees.  We may grow our number of company-owned restaurants through the acquisition of franchised restaurants.

International Growth Strategy

We plan to embark upon our international growth, through development agreements with new and existing franchisees, and, potentially, through joint venture partnerships.  We have two signed franchise development agreements for restaurants in the Middle East and Puerto Rico. A typical international franchise development agreement provides for payment of development fees and franchise fees in addition to subsequent royalty fees based on the gross sales of each restaurant. We expect development agreements and joint ventures for international locations to remain limited to organizations having significant experience as restaurant operators and proven financial ability to support and develop multi-unit and multi-brand operations.

The Buffalo Wild Wings® Menu

Our restaurants feature a variety of menu items including our Buffalo, New York-style chicken wings spun in one of our signature sauces from sweet to screamin’ hot:  Sweet BBQ, Teriyaki, Mild, Parmesan Garlic, Medium, Honey BBQ, Spicy Garlic, Jammin’ Jalapeno™, Asian Zing®, Caribbean Jerk, Thai Curry™, Hot BBQ, Hot, Mango Habanero™, Wild® and Blazin’® ; or signature seasonings: Buffalo, Desert Heat®, Chipotle BBQ, Lemon Pepper and Salt & Vinegar. Our chicken wings can be ordered in numbers ranging from six to 100 wings, with larger orders available for parties. Our sauces and seasonings complement and distinguish our wings and other menu offerings to create a bold flavor profile for our guests. In addition to traditional and boneless chicken wings, our menu features a wide variety of food items including Sharables, Wild Flatbreads™, specialty hamburgers and sandwiches, wraps, Buffalito® soft tacos, and salads. We also provide a 12 & Under Menu option for kids.

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

All of our menu items are made-to-order and are available for take-out, which approximated 14% of restaurant sales for company-owned restaurants in 2012. Many of our restaurants have separate parking spots for our take-out guests.

Current Restaurant Locations

As of December 30, 2012, we owned or franchised 891 Buffalo Wild Wings restaurants in North America, of which 381 were company-owned and 510 were franchised. In 2013, we expect to open approximately 100 company-owned and franchised restaurants.

Our company-owned restaurants range in size from 3,900 to 9,700 square feet, with a typical size of approximately 5,700 square feet for restaurants that opened in the last three years. We anticipate that future restaurants will range in size from 4,500 square feet to 6,500 square feet with an average cash investment per restaurant of approximately $2.0 million, excluding preopening expenses of approximately $280,000. From time to time, we expect that our restaurants may be smaller or larger or cost more or less than our targeted range, depending on the particular circumstances of the selected site, market, or country. Also, from time to time, we expect to purchase the building or the land and building for certain restaurants, in which case the cash investment would be significantly higher.

Our restaurants are typically open on a daily basis from 11 a.m. to 2 a.m., although closing times vary depending on the day of the week and applicable regulations governing the sale of alcoholic beverages. Our franchise agreements require franchisees to operate their restaurants for a minimum of 12 hours a day.

Site Selection and Development

Our site selection process is integral to the successful execution of our growth strategy. We have processes for identifying, analyzing and assigning undeveloped markets for both company-owned and franchise development. Once a market is assigned, we use a trade area and site selection evaluation process to assist in identifying suitable trade areas within that market and suitable sites within identified trade areas. Criteria examined to determine appropriate trade areas include the presence of a casual dining corridor, projected growth within the trade area, the locations of key big box retailers, key demographics and population density, drive time and trade area analysis and other quantitative and qualitative measures. Once a suitable trade area is identified, we examine site-specific details including visibility, signage, access, ability to get trade dress, and parking. We employ an opportunistic approach to real estate by developing end caps, freestanding units, and conversions in both urban and suburban trade areas. Final approval by one or more members of our Real Estate Committee is required for each company-owned site.

Marketing and Advertising

Since 1982, Buffalo Wild Wings has created a unique brand experience with a loyal fan base, award-winning wings and sauces, a variety of beers and an exciting social atmosphere. This unique experience, centered around sports, sets us apart from our competition. Our marketing programs are designed to build awareness of our brand with sports fans, encouraging them to visit and ultimately develop a personal connection to Buffalo Wild Wings. These programs consistently drive trial, same-store sales and average check, and they support strong restaurant openings.

Marketing Campaigns. Each marketing campaign has a theme that reflects guest lifestyles and behaviors. These lifestyles and behaviors are the cornerstone for creating key brand touch-points within each campaign that include media, promotions, partnerships, and food and beverage experiences that will encourage social interactions and bring each theme to life. For example, we promoted Tablegating™ at Buffalo Wild Wings in 2012, which provided our guests with an opportunity to watch all the games and enjoy featured food and beverage items. In addition, our local restaurant marketing efforts are designed to enhance community connections. Examples of this are our Home Team Advantage and Eat Wings, Raise Funds programs that connect our restaurants to local sports teams and community groups.

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

Restaurant Management. Our management structure consists of a General Manager, an Assistant General Manager and up to four other managers depending on sales volume of the restaurant. We utilize Regional Managers to oversee our General Managers in our company-owned locations, ensuring that they receive the training and support necessary to effectively operate their restaurants. Currently, we have 63 Regional Managers who oversee 3 to 8 restaurants each. As we expand geographically, we expect to add additional Regional Managers. Similarly, our franchised restaurants receive operational guidance from our 15 Franchise Consultants, who oversee 24 to 45 restaurants each. We have two Divisional Vice Presidents who have responsibility for all company-owned operations and nine Directors of Operations who provide leadership to the Regional Managers. We also have a Vice President of Franchising who has responsibility for all franchised restaurant operations and three Directors of Operations who provide leadership to the Franchise Consultants.

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

Food Preparation, Quality Control and Purchasing

We strive to maintain high quality standards. Our systems are designed to protect our food supply, from procurement through the preparation process. We provide detailed specifications to suppliers for our food ingredients, products and supplies. Our restaurant managers are certified in a comprehensive food safety and sanitation course, ServSafe®, which was developed by the National Restaurant Association Educational Foundation.

We negotiate directly with independent suppliers for our supply of food and paper products. Domestically, we use UniPro Food Services, Inc. to distribute these products to our restaurants. We have signed a new distribution contract that covers food, paper, and non-food products and began transitioning locations to the new provider in December 2012 with full rollout expected to be completed by June 2013. To maximize our purchasing efficiencies and obtain the lowest possible prices for our ingredients, products and supplies, our purchasing team negotiates prices based on the system-wide usage of both company-owned and franchised restaurants. We believe that competitively-priced, high-quality alternative manufacturers, suppliers, growers and distributors are available should the need arise.

T. Marzetti Company produces our signature sauces, and they maintain sufficient inventory levels to ensure consistent supply to our restaurants. We own the formulas for our sauces and seasonings, which prevents them from being supplied to, or manufactured for, anyone else.

Chicken wings are an important component of our cost of sales. We work to counteract the effect of the volatility of chicken wing prices, which can affect our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. Current month chicken wing prices are determined based on the average of the previous month’s spot rates, but if a satisfactory long-term pricing agreement for chicken wings were to arise, we would consider locking in prices to reduce our price volatility.

Restaurant Franchise Operations

Our concept continues to attract a strong group of franchisees, many of whom have substantial prior restaurant operations experience. Our franchisees execute a separate franchise agreement for each restaurant opened, typically providing for a 20-year initial term, with an opportunity to enter into a renewal franchise agreement subject to certain conditions. The initial franchise fee for a single restaurant is $40,000.

Franchisees typically pay us a royalty fee of 5.0% of their restaurant sales. We also assess franchisees an advertising fee in the amount of 3.5% of their restaurant sales, of which 3.0% was contributed to our National Advertising Fund in 2012 and the remaining 0.5% was spent directly by the franchisee or through marketing co-ops in the applicable local market. Our current form of franchise agreement permits us to increase the royalty fee and to increase the required contribution to the Advertising Fund by 0.5% once every three years. The royalty fee and advertising fee are not expected to increase in 2013.

All of our franchise agreements require that each franchised restaurant operate in accordance with our defined operating procedures, adhere to the menu established by us, meet applicable quality, service, health and cleanliness standards and comply with all applicable laws. We ensure these high standards are being followed through a variety of means including mystery shoppers and announced and unannounced quality assurance inspections by our franchise consultants. We may terminate the franchise rights of any franchisee who does not comply with our standards and requirements. We believe that maintaining superior food quality, an inviting and energetic atmosphere and excellent guest service are critical to the reputation and success of our concept; therefore, we consistently enforce the contractual requirements of our franchise agreements.

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

Information Technology

We utilize a standard point-of-sale system in all of our company-owned restaurants which is integrated to our central offices through a secure, high-speed connection. Visibility to sales, cost of sales, labor and other operating metrics is provided to company-owned restaurant management through web-based decision support and analysis tools. Franchisees are required to report sales on a daily basis through an on-line reporting network and submit their restaurant-level financial statements on a quarterly and annual basis. This year we completed the rollout of a new point-of-sale and web-based back office system in all company-owned restaurants. We also upgraded our kitchen management system that provides automation and reporting of cook line performance, including speed-of-service and order accuracy.

Competition

The restaurant industry is intensely competitive. We compete on the basis of the taste, quality and price of food offered, guest service, ambience, location, and overall guest experience. We believe that our attractive price-value relationship, the atmosphere of our restaurant, our sports viewing experience, our focus on our guest and the quality and distinctive flavor of our food enable us to differentiate ourselves from our competitors. We believe we compete primarily with local and regional sports bars and national casual dining and quick casual establishments, and to a lesser extent with quick service restaurants such as wing-based take-out concepts. Many of our direct and indirect competitors are well-established national, regional or local chains and some have greater financial and marketing resources than we do. We also compete with other restaurant and retail establishments for site locations and restaurant Team Members.

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

We and our franchisees are also subject to laws governing our relationship with employees.  Our failure or the failure of our franchisees to comply with international, federal, state and local employment laws and regulations may subject us to losses and harm our brands.  The laws and regulations govern such matters as wage and hour requirements; workers’ compensation insurance; unemployment and other taxes; working and safety conditions, and citizenship and immigration status. Significant additional government-imposed regulations under the Fair Labor Standards Act and similar laws related to minimum wages, overtime, rest breaks, paid leaves of absence, mandated health benefits, may also impact the performance of company and franchised operations.  In addition, employee claims based on, among other things, discrimination, harassment, wrongful termination, wage and hour requirements and payments to employees who receive gratuities, may divert financial and management resources and adversely affect operations. The losses that may be incurred as a result of any violation of such governmental regulations by the company or our franchisees are difficult to quantify.

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

Team Members

As of December 30, 2012, we employed approximately 25,500 Team Members. We have approximately 2,800 full-time and 22,300 part-time Team Members working in our company-owned restaurants and 400 Team Members based out of our home office or in field management positions. Our Team Members are not covered by any collective bargaining agreement, and we have never experienced an organized work stoppage or strike. We believe that our working conditions and compensation packages are competitive and consider our relations with our Team Members to be good.

Executive Officers

The following sets forth certain information about our executive officers:

Sally J. Smith, 55, has served as our Chief Executive Officer and President since July 1996 and as a director since August 1996. She served as our Chief Financial Officer from 1994 to 1996. Prior to joining Buffalo Wild Wings, she was the Chief Financial Officer of Dahlberg, Inc., the manufacturer and franchisor of Miracle-Ear hearing aids, from 1983 to 1994. Ms. Smith began her career with KPMG LLP, an international accounting and auditing firm. Ms. Smith holds an inactive CPA license. She serves on the boards of the National Restaurant Association and Alerus Financial Corporation.

Mary J. Twinem, 52, has served as our Executive Vice President, Chief Financial Officer and Treasurer since July 1996. She served as our Controller from January 1995 to July 1996. Ms. Twinem also served as a director on our Board from June 2002 to September 2003. Prior to joining Buffalo Wild Wings, she served as the Director of Finance/Controller of Dahlberg, Inc. from 1989 to December 1994. Ms. Twinem began her career in public accounting and holds an inactive CPA license. She serves on the boards of the Minnesota Restaurant Association and Mendota Holdings, Inc.

Kathleen M. Benning, 50, has served as our Executive Vice President, Global Brand and Business Development since October 2011. She served as Executive Vice President, Global Marketing and Brand Development from January 2010 until October 2011. She joined us in March 1997 as Vice President of Marketing and served as Senior Vice President, Marketing and Brand Development from January 2002 until December 2009. From 1992 to 1997, Ms. Benning was employed by Nemer, Fieger & Associates, an advertising agency, where she was a partner from 1994 to 1997.

James M. Schmidt, 53, has served as our Chief Operating Officer since January 2011.  He served as our Executive Vice President since December 2006 and as General Counsel from April 2002 to January 2011. He served as either Vice President or Senior Vice President from April 2002 until December 2006. Mr. Schmidt also served as our Secretary from September 2002 until January 2011, and he served as a director on our Board from 1994 to September 2003. From 1997 to 2002, Mr. Schmidt was an attorney with the law firm of Robbins, Kelly, Patterson & Tucker.

Judith A. Shoulak, 53, has served as our Executive Vice President, North American Operations since October 2011. She served as Executive Vice President, Global Operations and Human Resources from January 2010 until October 2011, as our Senior Vice President, Operations, from March 2004 to December 2009, Senior Vice President, Human Resources from January 2003 to February 2004 and Vice President of Human Resources from October 2001 to January 2003. From 1993 to 2001, Ms. Shoulak served as Vice President of Field Human Resources of OfficeMax Incorporated.

Lee R. Patterson, 39, has served as our Senior Vice President, Guest Experience and Innovation since October 2011. He served as Senior Vice President, Information Technology from January 2011 until October 2011 and as our Vice President, Information Technology from January 2008 until January 2011. Mr. Patterson was with Applebee’s International, Inc. from May 2003 to January 2008, serving most recently as Director of Restaurant Systems.

Andrew D. Block, 44, has served as our Senior Vice President, Talent Management since January 2012. He served as Vice President, Talent Management from April 2010 until January 2012. Mr. Block served as Director of Human Resources at C. H. Robinson Worldwide from December 2002 to April 2011. From March 1996 to December 2002 Mr. Block was with Wells Fargo Home Mortgage as Director of Human Resources. Earlier in his career Mr. Block worked in the Human Resources field for Ecolab and a subsidiary of Sony Corporation of America.

Emily C. Decker, 33, has served as our Vice President, General Counsel and Secretary since January 2011. She served as our Franchise Attorney from August 2007 until January 2011. From September 2004 to July 2007, Ms. Decker was an Associate at Briggs and Morgan, P.A., which provides legal services to us from time to time.

ITEM 1A. RISK FACTORS

This Form 10-K, including the discussions contained in Items 1 and 7, contains various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. Our forward-looking statements generally relate to our growth strategy, financial results, sales efforts, franchise expectations, restaurant openings and related expense, and cash requirements. Although we believe there is a reasonable basis for the forward-looking statements, our actual results could be materially different. While it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the risk factors that follow. Investors are cautioned that all forward-looking statements involve risks and uncertainties and speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement. We believe that all material risk factors have been discussed below.

Fluctuations in chicken wing prices could impact our operating income.

A primary food product used by our company-owned and franchised restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. Current month chicken wing prices are determined based on the average of the previous month’s spot rates, but if a satisfactory long-term pricing agreement for chicken wings were to arise, we would consider locking in prices to reduce our price volatility. Chicken wing prices in 2012 averaged 62.8% higher than 2011 as the average price per pound increased to $1.97 in 2012 from $1.21 in 2011. These prices were historically low in 2011 and historically high in 2012. If there is a significant rise in the price of chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. For example, chicken wings accounted for approximately 27%, 19%, and 24% of our cost of sales in 2012, 2011, and 2010, respectively, with an annual average price per pound of $1.97, $1.21, and $1.58, respectively. A 10% increase in the chicken wing costs for 2012 would have increased restaurant cost of sales by approximately $8.3 million. Additional information related to chicken wing prices is included in Item 7 under “Results of Operations.”

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

Our expansion plans depend on opening restaurants in new domestic and international markets where we or our franchisees have little or no operating experience. We may not be successful in operating our restaurants in new markets on a profitable basis. The success of these new restaurants will be affected by the different competitive conditions, consumer tastes, and discretionary spending patterns of the new markets as well as our ability to generate market awareness of the Buffalo Wild Wings® brand. Sales at restaurants opening in new markets may take longer to reach profitable levels, if at all.

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

Currently, approximately 57% of our restaurants are franchised. Franchising royalties and fees represented approximately 7.4%, 8.6%, and 9.5% of our revenues during fiscal 2012, 2011, and 2010, respectively. Our performance depends upon (i) our ability to attract and retain qualified franchisees, (ii) the franchisees’ ability to execute our concept and capitalize upon our brand recognition and marketing, and (iii) franchisees’ ability to timely develop restaurants. We may not be able to recruit franchisees who have the business abilities or financial resources necessary to open restaurants on schedule, or who will conduct operations in a manner consistent with our concept and standards. Also, our franchisees may not be able to operate restaurants in a profitable manner.

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

The restaurant industry is intensely competitive. We believe we compete primarily with regional and local sports bars, casual dining and quick casual establishments, and to a lesser extent, quick service wing-based take-out concepts and quick service restaurants. In addition, independent owners of local or regional establishments may enter the wing-based restaurant business without significant barriers to entry and such establishments may provide price competition for our restaurants. Competition in the casual dining, quick casual and quick service segments of the restaurant industry is expected to remain intense with respect to price, service, location, concept and the type and quality of food. We also face intense competition for real estate sites, qualified management personnel, and hourly restaurant staff.

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

Our quarterly operating results depend, in part, on special events, such as the Super Bowl® and other sporting events viewed by our guests in our restaurants such as the NFL, MLB, NBA, NHL, and NCAA. Interruptions in the viewing of these professional and collegiate sporting league events due to strikes, lockouts, or labor disputes may impact our results. Additionally, our results are subject to fluctuations based on the dates of sporting events and their availability for viewing through broadcast, satellite and cable networks. Historically, sales in most of our restaurants have been higher during fall and winter months based on the relative popularity and extent of national, regional and local sporting and other events. Further, our quarterly operating results may fluctuate significantly because of other factors, including:

•	Fluctuations in food costs, particularly chicken wings;

•	The timing of new restaurant openings, which may impact margins due to the related preopening costs and initially higher restaurant level operating expense ratios;

•	Potential distraction or unusual expenses associated with our expansion into international markets;

•	Our ability to operate effectively in new markets domestically and internationally in which we or our franchisees have limited operating experience;

•	Labor availability and costs for hourly and management personnel;

•	Changes in competitive factors;

•	Disruption in supplies;

•	General economic conditions, consumer confidence, and fluctuations in discretionary spending;

•	Claims experience for self-insurance programs;

•	Increases or decreases in labor or other variable expenses;

•	The impact of inclement weather, natural disasters, and other calamities;

•	Fluctuations in interest rates;

•	The timing and amount of asset impairment loss and restaurant closing charges; and

•	Tax expenses and other non-operating costs.

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

Various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime pay, healthcare reform and the implementation of the Patient Protection and Affordable Care Act, unemployment tax rates, workers’ compensation rates, citizenship requirements, union membership, and sales taxes. A number of factors could adversely affect our operating results, including additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, mandated training for employees, increased tax reporting and tax payment requirements for employees who receive tips, a reduction in the number of states that allow tips to be credited toward minimum wage requirements, changing regulations from the National Labor Relations Board and increased employee litigation including claims relating to the Fair Labor Standards Act.

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

We rely on information systems across our operations, including, for example, point-of-sale processing in our restaurants, management of our supply chain, collection of cash, payment of obligations, and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems, or a breach in security of these systems could cause delays in customer service, reduce efficiency in our operations, require significant investment to remediate the issue, or cause negative publicity that could damage our brand. Significant capital investments might be required to remediate any problems.

If we are unable to maintain our rights to use key technologies of third parties, our business may be harmed.

We rely on certain technology licensed from third parties, and may be required to license additional technology in the future for use in managing our Internet sites and providing related services to users and customers.  These third-party technology licenses may not continue to be available to us on acceptable commercial terms or at all. The inability to enter into and maintain any of these technology licenses could significantly harm our business, financial condition and operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We are headquartered in Minneapolis, Minnesota. Our home office has approximately 48,000 square feet of office space. We occupy this facility under a lease that terminates on November 30, 2020, with an option to renew for one five-year term. As of December 30, 2012, we owned and operated 381 restaurants. We either lease the land and building for our sites or utilize ground leases. The majority of our existing leases are for 10 or 15-year terms, generally including options to extend the terms. We typically lease our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts. Most of our leases include “exclusive use” provisions prohibiting our landlords from leasing space to other restaurants that fall within certain specified criteria. Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the lease or franchise agreement. The following table sets forth the states and provinces in which Buffalo Wild Wings restaurants are located and the number of restaurants in each state or province as of December 30, 2012:

	Number of Restaurants Open
	Company-owned	Franchised	Total
United States:
Alabama	2	9	11
Alaska	—	1	1
Arizona	7	9	16
Arkansas	—	8	8
California	18	28	46
Colorado	19	2	21
Connecticut	—	9	9
Delaware	—	6	6
Florida	5	27	32
Georgia	13	1	14
Hawaii	—	1	1
Idaho	—	5	5
Illinois	18	43	61
Indiana	7	42	49
Iowa	14	1	15
Kansas	9	—	9
Kentucky	12	5	17
Louisiana	—	13	13
Maine	—	2	2
Maryland	2	12	14
Massachusetts	—	3	3
Michigan	—	47	47
Minnesota	23	5	28
Mississippi	2	8	10
Missouri	6	21	27
Montana	—	4	4
Nebraska	6	2	8
Nevada	9	1	10
New Hampshire	—	3	3
New Jersey	2	6	8
New Mexico	—	3	3
New York	10	12	22
North Carolina	17	5	22
North Dakota	—	5	5
Ohio	32	53	85
Oklahoma	—	14	14
Oregon	—	8	8
Pennsylvania	15	1	16
South Carolina	8	4	12
South Dakota	—	5	5
Tennessee	23	—	23
Texas	43	45	88
Utah	5	—	5
Vermont	—	1	1
Virginia	16	20	36
Washington	4	1	5
West Virginia	—	9	9
Wisconsin	26	—	26
Wyoming	1	—	1
Canada:
Alberta	1	—	1
Ontario	6	—	6
Total	381	510	891

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the NASDAQ Global Market under the symbol “BWLD”. The following table sets forth the high and low sale prices of our Common Stock.

	2012		2011
	High	Low	High	Low
First Quarter	$91.44	62.19	$56.76	42.78
Second Quarter	94.81	75.96	63.52	53.75
Third Quarter	88.85	68.71	69.31	52.44
Fourth Quarter	89.90	69.72	68.24	56.30

Holders

As of February 11, 2013, there were approximately 143 record holders of our Common Stock, excluding shareholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on information which we have obtained from our transfer agent, there are approximately 37,024 holders of our Common Stock whose stock is held either in nominee name and/or street name brokerage accounts.

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

Stock Performance Chart

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock for the five-year period ended December 30, 2012 with the cumulative total return on the Nasdaq Composite and the S&P 600 Restaurants Index. The comparison assumes $100 was invested in Buffalo Wild Wings Common Stock on December 30, 2007, and in each of the foregoing indices on December 30, 2007 and assumes reinvestment of dividends.

	12/30/07	12/28/08	12/27/09	12/26/10	12/25/11	12/30/12

Buffalo Wild Wings, Inc.	100.00	106.83	185.48	194.34	294.90	310.89
NASDAQ Composite	100.00	59.03	82.25	97.32	98.63	110.78
S&P 600 Restaurants	100.00	66.19	90.28	122.57	122.25	146.60

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

	Fiscal Years Ended (1)
	Dec. 30, 2012	Dec. 25, 2011	Dec. 26, 2010	Dec. 27, 2009	Dec. 28, 2008
	(in thousands, except share and per share data)
Consolidated Statements of Earnings Data:
Revenue:
Restaurant sales	$963,963	717,395	555,184	488,702	379,686
Franchise royalties and fees	76,567	67,083	58,072	50,222	42,731
Total revenue	1,040,530	784,478	613,256	538,924	422,417
Costs and expenses:
Restaurant operating costs:
Cost of sales	303,653	203,291	160,877	147,659	113,266
Labor	289,167	215,649	167,193	146,555	114,609
Operating	141,417	109,654	88,694	76,358	60,205
Occupancy	54,147	44,005	36,501	32,362	25,157
Depreciation and amortization	67,462	49,913	39,205	32,605	23,622
General and administrative	84,149	72,689	53,996	49,404	40,151
Preopening	14,630	14,564	8,398	7,702	7,930
Loss on asset disposals and store closures	3,291	1,929	2,051	1,928	2,083
Total costs and expenses	957,916	711,694	556,915	494,573	387,023
Income from operations	82,614	72,784	56,341	44,351	35,394
Investment income	754	118	684	1,077	970
Earnings before income taxes	83,368	72,902	57,025	45,428	36,364
Income tax expense	26,093	22,476	18,625	14,757	11,929
Net earnings	$57,275	50,246	38,400	30,671	24,435
Earnings per common share – basic	$3.08	2.75	2.11	1.70	1.37
Earnings per common share – diluted	3.06	2.73	2.10	1.69	1.36
Weighted average shares outstanding – basic	18,582,000	18,337,000	18,175,000	18,010,000	17,813,000
Weighted average shares outstanding – diluted	18,705,000	18,483,000	18,270,000	18,177,000	17,995,000

Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$145,188	148,260	89,699	79,286	66,107
Net cash used in investing activities	(142,753)	(146,682)	(85,226)	(79,172)	(60,134)
Net cash (used in) provided by financing activities	(1,588)	3,690	1,265	1,119	853

	As Of (1)
	Dec. 30, 2012	Dec. 25, 2011	Dec. 26, 2010	Dec. 27, 2009	Dec. 28, 2008
	(in thousands)
Consolidated Balance Sheets Data:
Total current assets	$125,536	139,245	134,204	98,523	68,568
Total assets	591,087	495,359	380,357	309,073	243,818
Total current liabilities	140,843	114,270	79,116	66,704	48,202
Total liabilities	207,715	177,373	123,536	99,240	72,225
Retained earnings	262,047	204,772	154,346	115,946	85,275
Total stockholders’ equity	383,372	317,986	256,821	209,833	171,593

(1)
We utilize a 52- or 53-week accounting period that ends on the last Sunday in December. Each of the fiscal years in the four years ended December 25, 2011 were comprised of 52 weeks. The fiscal year ended December 30, 2012 was a 53-week year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for fiscal 2013, cash requirements, and our expected store openings and preopening costs. Such statements are forward-looking and speak only as of the date on which they are made. Actual results are subject to various risks and uncertainties including, but not limited to, those discussed in Item 1A of this 10-K under “Risk Factors.” Information included in this discussion and analysis includes commentary on company-owned and franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Buffalo Wild Wings® Grill & Bar concept and the overall health of the concept. Franchise information also provides an understanding of our revenues because franchise royalties and fees are based on the opening of franchised units and their sales. However, franchise sales and same-store sales information does not represent sales in accordance with U. S. Generally Accepted Accounting Principles (GAAP), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.

Overview

As of December 30, 2012, we owned and operated 381 company-owned and franchised an additional 510 Buffalo Wild Wings Grill & Bar® restaurants in North America. We believe that we will grow the Buffalo Wild Wings brand to about 1,700 locations in North America, continuing the strategy of developing both company-owned and franchised restaurants.

We believe we will open 60 company-owned and 45 franchised restaurants in 2013 and have set an annual net earnings growth goal of 25% based on a 52 week basis. Our growth and success depend on several factors and trends. First, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, therefore, cash flow per location. We remain committed to high quality operations and guest experience.

Our revenue is generated by:

•
Sales at our company-owned restaurants, which represented 93% of total revenue in 2012. Food and nonalcoholic beverages accounted for 78% of restaurant sales. The remaining 22% of restaurant sales was from alcoholic beverages. The menu items with the highest sales volumes are traditional and boneless wings at 20% and 19%, respectively, of total restaurant sales.

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

Third, we continue to monitor and react to changes in our cost of goods sold. The costs of goods sold is difficult to predict, as it ranged from 27.2% to 32.0% of restaurant sales per quarter in 2012 and 2011, mostly due to the price and yield fluctuation in chicken wings. We work to counteract the volatility of chicken wing prices with the introduction of new menu items, marketing promotions, focused efforts on food costs and waste, and menu price increases. We will continue to monitor the cost of chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. We continue to explore purchasing strategies to lessen the severity of cost increases and fluctuations, and are reviewing menu additions and other strategies that may decrease the volatility of our cost of sales percentage and decrease the percentage that chicken wings represent in terms of total restaurant sales. Current month chicken wing prices are determined based on the average of the previous month’s spot rates. The market price for traditional wings reached its lowest price in several years during the second quarter of 2011. The market price trended substantially higher toward the end of 2012. The chart below illustrates the fluctuation in chicken wing prices from quarter to quarter in the last five years.

We generate cash from the operation of our company-owned restaurants and from franchise royalties and fees. We highlight the specific costs associated with the on-going operation of our company-owned restaurants in the consolidated statement of earnings under “Restaurant operating costs.” Nearly all of our depreciation expense relates to assets used by our company-owned restaurants and amortization of reacquired franchise rights. Preopening costs are those costs associated with opening new company-owned restaurants and will vary annually based on the number of new locations opening and under construction. Loss on asset disposals and store closures expense is related to company-owned restaurants and includes the costs associated with closures of locations and normal asset retirements. General and administrative expenses are related to home office and field support provided to both company-owned restaurant and franchising operations.

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Each of the fiscal years in the four years ended December 25, 2011 were 52-week years. The fiscal year ended December 30, 2012 was a 53-week year.

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

Valuation of Long-Lived Assets and Store Closing Reserves

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for 15 months. We evaluate the recoverability of a restaurant’s long-lived assets, including intangibles, leasehold improvements, equipment and fixtures over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. No impairments were recognized in fiscal 2012, 2011 or 2010.

In addition to the valuation of long-lived assets, we also record a store closing reserve when a restaurant is abandoned due to closure or relocation. The store closing reserve is subject to significant judgment as accruals are made for lease obligations on abandoned leased facilities. Many factors, including the local business environment, other available lease sites, the willingness of lessors to negotiate lease buyouts, and the ability to sublease our sites are considered in making the accruals. We estimate future lease obligations based on these factors and evaluate quarterly the adequacy of the estimated reserve based on current market conditions. During 2012, 2011, and 2010, we recorded expenses of $413,000, $205,000, and $310,000, respectively, for restaurants that closed.

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

If the carrying amount of the reporting unit exceeds the fair value, this is an indication that impairment may exist. We calculate the amount of the impairment by comparing the fair value of the assets and liabilities to the fair value of the reporting unit. The fair value of the reporting unit in excess of the value of the assets and liabilities is the implied fair value of the goodwill. If this amount is less than the carrying amount of goodwill, impairment is recognized for the difference. As of December 30, 2012, our estimate of the fair value of our goodwill substantially exceeded the carrying value and therefore we concluded that our goodwill was not impaired. No goodwill impairment charges were recognized during 2012, 2011, or 2010.

Vendor Allowances

Vendor allowances include allowances and other funds received from vendors. Certain of these funds are determined based on various quantitative contract terms. We also receive vendor allowances from certain manufacturers and distributors calculated based upon purchases made by franchisees. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction of the related expense. Amounts that represent a reduction of inventory purchase costs are recorded as a reduction of inventoriable costs. We record an estimate of earned vendor allowances that are calculated based upon monthly purchases. We generally receive payment from vendors approximately 30 days after the end of a month for that month’s purchases. During fiscal 2012, 2011, and 2010, vendor allowances were recorded as a reduction in inventoriable costs, and cost of sales was reduced by $8.7 million, $7.0 million, and $6.4 million, respectively.

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

Compensation expense for restricted stock units is recognized for the expected number of shares vesting at the end of each annual period. Restricted stock units granted in 2012, 2011and 2010 are subject to three-year cliff vesting and a cumulative three-year earnings target. The number of units that vest is based on performance against the target. Stock-based compensation is recognized for the expected number of shares vesting at the end of the three-year period and is expensed over that period. For these restricted stock unit grants, significant assumptions are made to estimate the expected net earnings levels for future years.

Results of Operations

Our operating results for 2012, 2011, and 2010, are expressed below as a percentage of total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales.

	Fiscal Years Ended
	Dec. 30, 2012	Dec. 25, 2011	Dec. 26, 2010
Revenue:
Restaurant sales	92.6%	91.4%	90.5%
Franchise royalties and fees	7.4	8.6	9.5
Total revenue	100.0	100.0	100.0
Costs and expenses:
Restaurant operating costs:
Cost of sales	31.5	28.3	29.0
Labor	30.0	30.1	30.1
Operating	14.7	15.3	16.0
Occupancy	5.6	6.1	6.6
Depreciation and amortization	6.5	6.4	6.4
General and administrative	8.1	9.3	8.8
Preopening	1.4	1.9	1.4
Loss on asset disposals and store closures	0.3	0.2	0.3
Total costs and expenses	92.1	90.7	90.8
Income from operations	7.9	9.3	9.2
Investment income	0.1	—	0.1
Earnings before income taxes	8.0	9.3	9.3
Income tax expense	2.5	2.9	3.0
Net earnings	5.5%	6.4%	6.3%

The number of company-owned and franchised restaurants open are as follows:

	As of
	Dec. 30, 2012	Dec. 25, 2011	Dec. 26, 2010
Company-owned restaurants	381	319	259
Franchised restaurants	510	498	473

The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

	Fiscal Years Ended
	Dec. 30, 2012	Dec. 25, 2011	Dec. 26, 2010
Company-owned restaurant sales	$963,963	717,395	555,184
Franchised restaurant sales	1,510,020	1,326,213	1,147,848

Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

	Fiscal Years Ended
	Dec. 30, 2012	Dec. 25, 2011	Dec. 26, 2010
Company-owned same-store sales	6.6%	6.1%	0.6%
Franchised same-store sales	6.5	3.6	(0.2)

The annual average prices paid per pound for chicken wings for company-owned restaurants are as follows:

	Fiscal Years Ended
	Dec. 30, 2012	Dec. 25, 2011	Dec. 26, 2010
Average price per pound	$1.97	1.21	1.58

Fiscal Year 2012 Compared to Fiscal Year 2011

Restaurant sales increased by $246.6 million, or 34.4%, to $964.0 million in 2012 from $717.4 million in 2011. The increase in restaurant sales was due to a $182.7 million increase associated with 69 company-owned restaurants that opened or were acquired in 2012 and the company-owned restaurants that opened or were acquired before 2012 that did not meet the criteria for same-store sales for all, or part, of the year. The 53rd week of 2012 contributed an additional $22.3 million. A same-store sales increase of 6.6% accounted for $41.6 million of the increase in restaurant sales.

Franchise royalties and fees increased by $9.5 million, or 14.1%, to $76.6 million in 2012 from $67.1 million in 2011. The increase was primarily due to royalties related to additional sales at 12 more franchised restaurants in operation at the end of the period compared to prior year, and an increase in same-store sales for franchised restaurants of 6.5% in 2012. In the 53rd week of fiscal 2012, we recognized $1.5 million in franchise royalties and fees.

Cost of sales increased by $100.4 million, or 49.4%, to $303.7 million in 2012 from $203.3 million in 2011 due primarily to more restaurants being operated in 2012. Cost of sales as a percentage of restaurant sales increased to 31.5% in 2012 from 28.3% in 2011. Cost of sales as a percentage of restaurant sales increased primarily due to higher chicken wing prices and a lower wing-per-pound yield. In 2012, chicken wings averaged $1.97 per pound which was a 62.8% increase compared to 2011.

Labor expenses increased by $73.5 million, or 34.1%, to $289.2 million in 2012 from $215.6 million in 2011 due primarily to more restaurants being operated in 2012. Labor expenses as a percentage of restaurant sales decreased slightly to 30.0% in 2012 compared to 30.1% in 2011. The decrease in labor expenses as a percentage of restaurant sales is primarily due to lower management costs and payroll related taxes partially offset by higher hourly labor costs and health insurance costs.

Operating expenses increased by $31.8 million, or 29.0%, to $141.4 million in 2012 from $109.7 million in 2011 due primarily to more restaurants being operated in 2012. Operating expenses as a percentage of restaurant sales decreased to 14.7% in 2012 from 15.3% in 2011. The decrease in operating expenses as a percentage of restaurant sales was primarily due to lower utility costs and credit card fees.

Occupancy expenses increased by $10.1 million, or 23.0%, to $54.1 million in 2012 from $44.0 million in 2011 due primarily to more restaurants being operated in 2012. Occupancy expenses as a percentage of restaurant sales decreased to 5.6% in 2012 from 6.1% in 2011 due primarily to leveraging rent costs with higher sales and a shift toward more company-owned buildings.

Depreciation and amortization increased by $17.5 million, or 35.2%, to $67.5 million in 2012 from $49.9 million in 2011. The increase was primarily due to the additional depreciation related to the 62 additional company-owned restaurants compared to 2011 and incremental amortization related to the acquisition of franchised restaurants.

General and administrative expenses increased by $11.5 million, or 15.8%, to $84.1 million in 2012 from $72.7 million in 2011 primarily due to additional headcount partially offset by lower stock-based compensation expense. General and administrative expenses as a percentage of total revenue decreased to 8.1% in 2012 from 9.3% in 2011. Exclusive of stock-based compensation, our general and administrative expenses decreased to 7.3% of total revenue in 2012 from 7.8% in 2011. This decrease was primarily due to the leveraging of salaried costs due to higher sales volumes and lower cash incentive expense.

Preopening costs increased by $66,000 to $14.6 million in 2012 from $14.6 million in 2011. In 2012, we incurred costs of $13.4 million for 51 new company-owned restaurants and costs of $1.2 million for restaurants that will open in 2013. In 2011, we incurred costs of $13.4 million for 50 new company-owned restaurants and costs of $1.1 million for restaurants that opened in 2012. Average preopening cost per restaurant in 2012 and 2011 was $281,000 and $275,000, respectively.

Loss on asset disposals and store closures increased by $1.4 million to $3.3 million in 2012 from $1.9 million in 2011. The expense in 2012 represented the closures costs for seven closed or relocated restaurants of $413,000, the write-off of equipment related to the rollout of new point-of-sale and back-office systems of $1.3 million, and the write-off of miscellaneous equipment and disposals due to remodels. The expense in 2011 represented the closures costs for eight closed or relocated restaurants of $205,000, and the write-off of miscellaneous equipment and disposals due to remodels.

Investment income increased by $636,000 to $754,000 in 2012 from $118,000 in 2011. Our investments were in short-term municipal securities and our deferred compensation investments were primarily in mutual funds. The increase in investment income was due to gains on investments held for our deferred compensation plan. Cash and marketable securities balances at the end of the year were $30.9 million in 2012 compared to $60.5 million in 2011.

Provision for income taxes increased $3.6 million to $26.1 million in 2012 from $22.5 million in 2011. The effective tax rate as a percentage of income before taxes increased to 31.3% in 2012 from 30.8% in 2011. The rate increase was primarily due to lower employment-related Federal tax credits. We estimate our effective tax rate in 2013 will be about 31.0% before we record an estimated $1.0 million tax reduction for the savings anticipated on our 2012 tax return related to the favorable impact of the American Taxpayer Relief Tax Act of 2012.

We estimate the 53rd week in fiscal 2012 contributed approximately $0.19 of earnings per diluted share.

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

Preopening costs increased by $6.2 million, or 73.4%, to $14.6 million in 2011 from $8.4 million in 2010. In 2011, we incurred costs of $13.4 million for 50 new company-owned restaurants and costs of $1.1 million for restaurants that  opened in 2012. In 2010, we incurred costs of $8.0 million for 35 new company-owned restaurants and costs of $390,000 for restaurants that opened in 2011. Average preopening cost per restaurant in 2011 and 2010 was $275,000 and $235,000, respectively. The higher per restaurant costs in 2011 were due to additional costs for expansion into new markets.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for constructing, remodeling and maintaining our new and existing company-owned restaurants; working capital; acquisitions; and other general business needs. We fund these expenses, except for acquisitions and emerging brands, primarily with cash from operations. Depending on the size of the transaction, acquisitions or investments in emerging brands would generally be funded from cash and marketable securities balances or using our line of credit. The cash and marketable securities balance at December 30, 2012 was $30.9 million. We invest our cash balances in debt securities with the focus on protection of principal, adequate liquidity and return on investment based on risk. As of December 30, 2012, nearly all excess cash was invested in high quality municipal securities and mutual funds.

During fiscal 2012, 2011, and 2010, net cash provided by operating activities was $145.2 million, $148.3 million, and $89.7 million, respectively. Net cash provided by operating activities in 2012 consisted primarily of net earnings adjusted for non-cash expenses and an increase in accrued expenses and decrease in refundable income taxes partially offset by an increase in accounts receivable. The increase in accrued expenses was primarily due to the timing of our bi-weekly payroll.  The decrease in refundable income taxes was due to the timing of payments.  The increase in accounts receivable was primarily due to an increase in credit card receivable due to the timing of the holidays near our fiscal year ends.

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

Net cash used in investing activities for 2012, 2011, and 2010, was $142.8 million, $146.7 million, and $85.2 million, respectively. Investing activities included acquisitions of property and equipment related to the additional company-owned restaurants and restaurants under construction in all periods. In 2012, 2011, and 2010, we opened or purchased 69, 68, and 35 restaurants, respectively.  In 2013, we expect capital expenditures of approximately $128.2 million for the cost of 60 new or relocated company-owned restaurants, $8.4 million for technology improvements on our restaurant and corporate systems, and $22.3 million for capital expenditures at existing restaurants. In 2012, we purchased $132.1 million of marketable securities and received proceeds of $163.5 million as investments in marketable securities matured or were sold. In 2011, we purchased $97.1 million of marketable securities and received proceeds of $114.3 million as marketable securities matured or were sold. In 2010, we purchased $99.2 million of marketable securities and received proceeds of $87.3 million as investments in marketable securities matured or were sold.

Net cash provided by (used in) financing activities for 2012, 2011, and 2010, was ($1.6 million), $3.7 million, and $1.3 million, respectively. Net cash used in financing activities for 2012 resulted primarily from tax payments for restricted stock units of $8.5 million partially offset by the issuance of common stock for options exercised and employee stock purchases of $2.8 million and excess tax benefits from stock issuances of $4.2 million. Net cash provided by financing activities for 2011 resulted primarily from the issuance of common stock for options exercised and employee stock purchases of $1.7 million and excess tax benefits for stock issuance of $4.5 million partially offset by tax payments for restricted stock units issuances of $2.5 million. Net cash provided by financing activities for 2010 resulted primarily from the issuance of common stock for options exercised and employee stock purchases of $1.4 million and excess tax benefits from stock issuances of $1.5 million partially offset by tax payments for restricted stock units of $1.6 million. No additional funding from the issuance of common stock (other than from the exercise of options and employee stock purchases) is anticipated in 2013.

Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. We own the buildings in which 89 of our restaurants operate and therefore have the limited ability to enter into sale-leaseback transactions as a potential source of cash.

The following table presents a summary of our contractual operating lease obligations and commitments as of December 30, 2012:

		Payments Due By Period (in thousands)
	Total	Less than one year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$462,562	49,725	96,081	87,436	229,320
Commitments for restaurants under development	75,349	3,067	11,345	11,406	49,531
Total	$537,911	52,792	107,426	98,842	278,851

We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations in the foreseeable future. In February 2013, to allow us to remain nimble for future investment in franchised acquisitions and emerging brands as we build the foundation for continued growth, we entered into a three-year $100 million unsecured revolving credit facility.  There is a commitment fee on the average unused portion of the facility at a rate per annum equal to 0.15%, if our consolidated total leverage ratio is less than or equal to 0.50, or 0.20% if our consolidated total leverage ratio is greater than or equal to 0.51. Our future cash outflows related to income tax uncertainties amount to $782,000 as of December 30, 2012. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Assets for Impairment.”  ASU 2012-02 gives companies the option to perform a qualitative assessment before calculating the fair value of the indefinite-lived intangible asset. Under the guidance in ASU 2012-02, if this option is selected, a company is not required to calculate the fair value of the indefinite-lived intangible unless the entity determines it is more likely than not that its fair value is less than its carrying amount. The provisions of ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, but early adoption is permitted. We have elected not to early adopt the provisions of ASU 2012-02 and do not expect ASU 2012-02 to materially impact our consolidated financial statements.

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

Results of Quarterly Operations (unaudited) (amounts in thousands except per share data)

	Mar. 27, 2011	Jun. 26, 2011	Sep. 25, 2011	Dec. 25, 2011	Mar. 25, 2012	Jun. 24, 2012	Sep. 23, 2012	Dec. 30, 2012
Revenue:
Restaurant sales	165,527	167,896	181,036	202,936	232,316	220,550	228,418	282,679
Franchise royalties and fees	16,623	16,205	16,727	17,528	18,806	18,173	18,441	21,147
Total revenue	182,150	184,101	197,763	220,464	251,122	238,723	246,859	303,826
Costs and expenses:
Restaurant operating costs:
Cost of sales	46,264	45,735	51,655	59,637	72,151	69,799	71,263	90,440
Labor	48,878	51,309	54,783	60,679	68,268	66,638	68,804	85,457
Operating	24,549	25,048	28,537	31,520	32,797	32,349	34,626	41,645
Occupancy	10,227	10,659	11,195	11,924	12,800	13,091	13,458	14,798
Depreciation and amortization	11,022	11,931	12,748	14,212	15,531	16,090	16,818	19,023
General and administrative	16,292	18,766	18,336	19,295	19,424	20,976	21,813	21,936
Preopening	2,387	4,116	3,864	4,197	2,591	1,536	4,535	5,968
Loss on asset disposals and store closures	411	492	612	414	737	597	788	1,169
Total costs and expenses	160,030	168,056	181,730	201,878	224,299	221,076	232,105	280,436
Income from operations	22,120	16,045	16,033	18,586	26,823	17,647	14,754	23,390
Investment income (loss)	356	(152)	(374)	288	410	(115)	418	41
Earnings before income taxes	22,476	15,893	15,659	18,874	27,233	17,532	15,172	23,431
Income tax expense	7,615	5,220	4,393	5,248	8,988	5,870	4,464	6,771
Net earnings	14,861	10,673	11,266	13,626	18,245	11,662	10,708	16,660

Earnings per common share – basic	0.81	0.58	0.61	0.74	0.98	0.63	0.58	0.90
Earnings per common share – diluted	0.81	0.58	0.61	0.73	0.98	0.62	0.57	0.89
Weighted average shares outstanding – basic	18,306	18,330	18,352	18,361	18,555	18,575	18,589	18,608
Weighted average shares outstanding – diluted	18,375	18,401	18,520	18,633	18,638	18,660	18,723	18,789

Results of Quarterly Operations (unaudited)

	Mar. 27, 2011	Jun. 26, 2011	Sep. 25, 2011	Dec. 25, 2011	Mar. 25, 2012	Jun. 24, 2012	Sep. 23, 2012	Dec. 30, 2012
Revenue:
Restaurant sales	90.9%	91.2%	91.5%	92.0%	92.5%	92.4%	92.5%	93.0%
Franchise royalties and fees	9.1	8.8	8.5	8.0	7.5	7.6	7.5	7.0
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Costs and expenses:
Restaurant operating costs:
Cost of sales	27.9	27.2	28.5	29.4	31.1	31.6	31.2	32.0
Labor	29.5	30.6	30.3	29.9	29.4	30.2	30.1	30.2
Operating	14.8	14.9	15.8	15.5	14.1	14.7	15.2	14.7
Occupancy	6.2	6.3	6.2	5.9	5.5	5.9	5.9	5.2
Depreciation and amortization	6.1	6.5	6.4	6.4	6.2	6.7	6.8	6.3
General and administrative	8.9	10.2	9.3	8.8	7.7	8.8	8.8	7.2
Preopening	1.3	2.2	2.0	1.9	1.0	0.6	1.8	2.0
Loss on asset disposals and store closures	0.2	0.3	0.3	0.2	0.3	0.3	0.3	0.4
Total costs and expenses	87.9	91.3	91.9	91.6	89.3	92.6	94.0	92.3
Income from operations	12.1	8.7	8.1	8.4	10.7	7.4	6.0	7.7
Investment income (loss)	0.2	(0.1)	(0.2)	0.1	0.2	0.0	0.2	0.0
Earnings before income taxes	12.3	8.6	7.9	8.6	10.8	7.3	6.1	7.7
Income tax expense	4.2	2.8	2.2	2.4	3.6	2.5	1.8	2.2
Net earnings	8.2%	5.8%	5.7%	6.2%	7.3%	4.9%	4.3%	5.5%

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product and supply risks. We negotiate directly with independent suppliers for our supply of food and other products. Domestically, we use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have signed a new distribution contract that covers food, paper, and non-food products and began transitioning locations to the new provider in December 2012 with full rollout expected to be completed by June 2013. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. Current month chicken wing prices are determined based on the average of the previous month’s spot rates. Chicken wings accounted for approximately 27%, 19%, and 24% of our cost of sales in 2012, 2011, and 2010, respectively, with an annual average price per pound of $1.97, $1.21, and $1.58, respectively. A 10% increase in traditional chicken wing costs during 2012, would have increased restaurant cost of sales by approximately $8.3 million for fiscal 2012. Additional information related to chicken wing prices and our approaches to managing the volatility thereof is included in Item 7 under “Results of Operations.”

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For supplemental information regarding quarterly results of operations, refer to Item 7, “Results of Quarterly Operations.”

BUFFALO WILD WINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Buffalo Wild Wings, Inc.:

We have audited the accompanying consolidated balance sheets of Buffalo Wild Wings, Inc. and subsidiaries as of December 30, 2012 and December 25, 2011, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 30, 2012. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buffalo Wild Wings, Inc. and subsidiaries as of December 30, 2012 and December 25, 2011, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended December 30, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Buffalo Wild Wings, Inc.’s internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/S/ KPMG LLP

Minneapolis, Minnesota
February 28, 2013

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 30, 2012 and December 25, 2011
(Dollar amounts in thousands)

	December 30, 2012	December 25, 2011
Assets
Current assets:
Cash and cash equivalents	$21,340	$20,530
Marketable securities	9,579	39,956
Accounts receivable, net of allowance of $25	20,203	12,165
Inventory	7,820	6,311
Prepaid expenses	3,869	3,707
Refundable income taxes	4,122	7,561
Deferred income taxes	5,774	6,323
Restricted assets	52,829	42,692
Total current assets	125,536	139,245
Property and equipment, net	386,570	310,170
Reacquired franchise rights, net	37,370	21,028
Goodwill	32,365	17,770
Other assets	9,246	7,146
Total assets	$591,087	$495,359
Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$1,763	$1,852
Accounts payable	36,418	30,089
Accrued compensation and benefits	39,637	30,499
Accrued expenses	11,461	7,580
System-wide payables	51,564	44,250
Total current liabilities	140,843	114,270
Long-term liabilities:
Other liabilities	1,752	1,544
Deferred income taxes	37,128	38,512
Deferred lease credits	27,992	23,047
Total liabilities	207,715	177,373
Commitments and contingencies (notes 6 and 15)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 18,623,370 and 18,377,920, respectively	121,450	113,509
Retained earnings	262,047	204,772
Accumulated other comprehensive loss	(125)	(295)
Total stockholders’ equity	383,372	317,986
Total liabilities and stockholders’ equity	$591,087	$495,359

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Fiscal years ended December 30, 2012, December 25, 2011, and December 26, 2010
(Amounts in thousands except per share data)

	Fiscal years ended
	December 30, 2012	December 25, 2011	December 26, 2010
Revenue:
Restaurant sales	$963,963	717,395	555,184
Franchise royalties and fees	76,567	67,083	58,072
Total revenue	1,040,530	784,478	613,256
Costs and expenses:
Restaurant operating costs:
Cost of sales	303,653	203,291	160,877
Labor	289,167	215,649	167,193
Operating	141,417	109,654	88,694
Occupancy	54,147	44,005	36,501
Depreciation and amortization	67,462	49,913	39,205
General and administrative	84,149	72,689	53,996
Preopening	14,630	14,564	8,398
Loss on asset disposals and store closures	3,291	1,929	2,051
Total costs and expenses	957,916	711,694	556,915
Income from operations	82,614	72,784	56,341
Investment income	754	118	684
Earnings before income taxes	83,368	72,902	57,025
Income tax expense	26,093	22,476	18,625
Net earnings	$57,275	50,426	38,400

Earnings per common share – basic	$3.08	2.75	2.11
Earnings per common share – diluted	$3.06	2.73	2.10
Weighted average shares outstanding – basic	18,582	18,337	18,175
Weighted average shares outstanding – diluted	18,705	18,483	18,270

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net earnings	$57,275	50,426	38,400
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	170	(286)	(9)
Other comprehensive income (loss), net of tax	170	(286)	(9)
Comprehensive income	57,445	50,140	38,391

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Fiscal years ended December 30, 2012, December 25, 2011, and December 26, 2010
(Dollar amounts in thousands)

	Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Earnings	(Loss) Income	Total
Balance at December 27, 2009	18,054,375	$93,887	115,946	—	$209,833
Net earnings	—	—	38,400	—	38,400
Other comprehensive loss	—	—	—	(9)	(9)
Shares issued under employee stock purchase plan	36,049	1,186	—	—	1,186
Shares issued from restricted stock units	134,819	—	—	—	—
Units effectively repurchased for required employee withholding taxes	(37,038)	(2,005)	—	—	(2,005)
Exercise of stock options	25,860	229	—	—	229
Excess tax benefit from stock issued	—	1,475	—	—	1,475
Stock-based compensation	—	7,712	—	—	7,712
Balance at December 26, 2010	18,214,065	102,484	154,346	(9)	256,821
Net earnings	—	—	50,426	—	50,426
Other comprehensive loss	—	—	—	(286)	(286)
Shares issued under employee stock purchase plan	30,127	1,373	—	—	1,373
Shares issued from restricted stock units	142,797	—	—	—	—
Units effectively repurchased for required employee withholding taxes	(45,539)	(6,530)	—	—	(6,530)
Exercise of stock options	36,470	337	—	—	337
Excess tax benefit from stock issued	—	4,462	—	—	4,462
Stock-based compensation	—	11,383	—	—	11,383
Balance at December 25, 2011	18,377,920	113,509	204,772	(295)	317,986
Net earnings	—	—	57,275	—	57,275
Other comprehensive loss	—	—	—	170	170
Shares issued under employee stock purchase plan	26,742	1,550	—	—	1,550
Shares issued from restricted stock units	275,935	—	—	—	—
Units effectively repurchased for required employee withholding taxes	(96,135)	(7,112)	—	—	(7,112)
Exercise of stock options	38,908	1,233	—	—	1,233
Excess tax benefit from stock issued	—	4,151	—	—	4,151
Stock-based compensation	—	8,119	—	—	8,119
Balance at December 30, 2012	18,623,370	$121,450	262,047	(125)	$383,372

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal years ended December 30, 2012, December 25, 2011, and December 26, 2010
(Dollar amounts in thousands)

	Fiscal years ended
	December 30, 2012	December 25, 2011	December 26, 2010
Cash flows from operating activities:
Net earnings	$57,275	50,426	38,400
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	64,154	49,003	38,591
Amortization	3,308	910	614
Loss on asset disposals and store closures	2,883	1,680	1,835
Deferred lease credits	4,322	3,632	2,217
Deferred income taxes	(835)	12,816	6,486
Stock-based compensation	8,119	11,383	7,712
Excess tax benefit from stock issuance	(4,151)	(4,462)	(1,475)
Change in operating assets and liabilities, net of effect of acquisition:
Trading securities	(992)	(317)	(1,369)
Accounts receivable	(11,797)	(1,222)	(357)
Inventory	(1,088)	(1,840)	(514)
Prepaid expenses	(46)	20	(533)
Other assets	(2,071)	(2,550)	(885)
Unearned franchise fees	(89)	(257)	(597)
Accounts payable	3,172	17,676	1,898
Income taxes	7,590	3,267	(3,019)
Accrued expenses	15,434	8,095	695
Net cash provided by operating activities	145,188	148,260	89,699
Cash flows from investing activities:
Acquisition of property and equipment	(130,542)	(130,127)	(73,399)
Purchase of marketable securities	(132,140)	(97,148)	(99,165)
Proceeds of marketable securities	163,509	114,337	87,338
Acquisition of franchised restaurants	(43,580)	(33,744)	—
Net cash used in investing activities	(142,753)	(146,682)	(85,226)
Cash flows from financing activities:
Issuance of common stock	2,783	1,709	1,415
Excess tax benefit from stock issuance	4,151	4,462	1,475
Tax payments for restricted stock units	(8,522)	(2,481)	(1,625)
Net cash provided by (used in) financing activities	(1,588)	3,690	1,265
Effect of exchange rate changes on cash and cash equivalents	(37)	(47)	(9)
Net increase in cash and cash equivalents	810	5,221	5,729
Cash and cash equivalents at beginning of year	20,530	15,309	9,580
Cash and cash equivalents at end of year	$21,340	20,530	15,309

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 30, 2012 and December 25, 2011
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

At December 30, 2012, December 25, 2011, and December 26, 2010, we operated 381, 319, and 259 company-owned restaurants, respectively, and had 510, 498, and 473 franchised restaurants, respectively.

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

(d) Fiscal Year

We utilize a 52- or 53-week accounting period that ends on the last Sunday in December. The fiscal years ended December 25, 2011, and December 26, 2010, comprised 52 weeks. The fiscal year ended December 30, 2012 was a 53-week year.  The 53rd week of fiscal 2012 contributed $22,316 in restaurant sales and $1,536 in franchise royalties and fees.

(e) Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

(f) Marketable Securities

Marketable securities consist of available-for-sale securities and trading securities that are carried at fair value and held-to-maturity securities that are stated at amortized cost, which approximates market.

Available-for-sale securities are classified as current assets based upon our intent and ability to use any and all of the securities as necessary to satisfy the operational requirements of our business. Realized gains and losses from the sale of available-for-sale securities were not material for fiscal 2012, 2011, and 2010. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. The available-for-sale investments carry short-term repricing features which generally result in these investments having a value at or near par value (cost).

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 30, 2012 and December 25, 2011
(Dollar amounts in thousands, except per-share amounts)

Trading securities are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings as investment income. We have funded a deferred compensation plan using trading assets in a marketable equity portfolio. This portfolio is held to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. These deferred compensation liabilities were $6,172 and $5,153 as of December 30, 2012 and December 25, 2011, respectively, and are included in accrued compensation and benefits in the accompanying consolidated balance sheets.

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

We purchase products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors but the terms of the contracts and nature of the products are such that purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is chicken wings. Current month chicken wing prices are determined based on the average of the previous month’s spot rates. For fiscal 2012, 2011, and 2010, chicken wings were 27%, 19%, and 24%, respectively, of restaurant cost of sales.

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

(j) Goodwill, Reacquired Franchise Rights, and Other Assets

Goodwill represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill and indefinite-life purchased liquor licenses are subject to an annual impairment analysis. We identify potential impairments of goodwill by comparing the fair value of the reporting unit to its carrying amount, which includes goodwill and other intangible assets. The fair value of the reporting unit is calculated using a market approach. If the fair value of the reporting unit exceeds the carrying amount, the assets are not impaired. If the carrying amount exceeds the fair value, this is an indication that impairment may exist. We calculate the amount of the impairment by comparing the fair value of the assets and liabilities to the fair value of the reporting unit. The fair value of the reporting unit in excess of the value of the assets and liabilities is the implied fair value of the goodwill.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 30, 2012 and December 25, 2011
(Dollar amounts in thousands, except per-share amounts)

If this amount is less than the carrying amount of goodwill, impairment is recognized for the difference. All goodwill was considered recoverable as of December 30, 2012.

Reacquired franchise rights are amortized over the life of the related franchise agreement. We evaluate reacquired franchise rights in conjunction with our impairment evaluation of long-lived assets.

Other assets consist primarily of liquor licenses. Liquor licenses are either amortized over their annual renewal period or, if purchased, are carried at the lower of fair value or cost. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the carrying amount exceeds the fair value, we calculate the possible impairment by comparing the fair value of the liquor licenses with the carrying amount. If the fair value of the asset is less than the carrying amount, an impairment is recorded. The carrying amount of the liquor licenses not subject to amortization as of December 30, 2012 and December 25, 2011 was $3,867 and $2,455, respectively, and is included in other assets in the accompanying consolidated balance sheets.

(k) Fair Value of Financial Instruments

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

(l) Asset Retirement Obligations

An asset retirement obligation associated with the retirement of a tangible long-lived asset is recognized as a liability in the period incurred or when it becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. We must recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. Conditional asset retirement obligations are legal obligations to perform asset retirement activities when the timing and/or method of settlement are conditional on a future event or may not be within our control. Asset retirement costs are depreciated over the useful life of the related asset. As of December 30, 2012 and December 25, 2011, we had asset retirement obligations of $357 and $304, respectively.

(m) Foreign Currency

Our reporting currency is the U.S. dollar, while the functional currency of our Canadian operations is the Canadian dollar. Our assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues, expenses, and cash flows are translated using the average exchange rate for the period.

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
December 30, 2012 and December 25, 2011
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

Contributions to the national advertising fund related to company-owned restaurants are expensed as contributed and local advertising costs for company-owned restaurants are expensed as incurred. These costs aggregated $35,080, $26,127, and $20,415, in fiscal years 2012, 2011, and 2010, respectively.

(q) Preopening Costs

Costs associated with the opening of new company-owned restaurants are expensed as incurred.

(r) Payments Received from Vendors

Vendor allowances include allowances and other funds received from vendors. Certain of these funds are determined based on various quantitative contract terms. We also receive vendor allowances from certain manufacturers and distributors calculated based upon purchases made by franchisees. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction of the related expense. Amounts that represent a reduction of inventory purchase costs are recorded as a reduction of inventoriable costs. We recorded an estimate of earned vendor allowances that are calculated based upon monthly purchases. We generally receive payment from vendors approximately 30 days from the end of a month for that month’s purchases. During fiscal 2012, 2011, and 2010, vendor allowances were recorded as a reduction in inventoriable costs, and cost of sales was reduced by $8,731, $7,032, and $6,385, respectively.

(s) Restricted Assets and System-wide Payables

We have a system-wide marketing and advertising fund. Company-owned and franchised restaurants are required to remit a designated portion of restaurant sales to a national advertising fund that is used for marketing and advertising efforts throughout the system. That amount was 3% of restaurant sales in all years presented. Certain payments received from various vendors are also deposited into the national advertising fund. These funds are used for development and implementation of system-wide initiatives and programs. As of December 30, 2012 and December 25, 2011, the national advertising fund liability was $12,865 and $20,586, respectively.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 30, 2012 and December 25, 2011
(Dollar amounts in thousands, except per-share amounts)

We have a system-wide gift card fund which consists of a cash balance, which is restricted to funding of future gift card redemptions and gift card related costs, and a corresponding liability for those outstanding gift cards which we believe will be redeemed in the future. As of December 30, 2012 and December 25, 2011, the gift card liability was $38,699 and $23,664, respectively. Recognized gift card breakage is transferred to the national advertising fund.

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

(w) Stock-Based Compensation

We maintain a stock equity incentive plan under which we may grant non-qualified stock options, incentive stock options, and restricted stock units to employees, non-employee directors and consultants. We also have an employee stock purchase plan (ESPP).

Stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options, and for expense related to the ESPP since the related purchase discounts exceeded the amount allowed for non-compensatory treatment. Restricted stock units vesting upon the achievement of certain performance targets are expensed based on the fair value on the date of grant, net of estimated forfeitures. All stock-based compensation is recognized as general and administrative expense.

Total stock-based compensation expense recognized in the consolidated statement of earnings for fiscal year 2012 was $8,119 before income taxes and consisted of restricted stock units, stock options, and ESPP expense of $6,710, $879 and $530, respectively. The related total tax benefit recognized in 2012 was $2,670.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 30, 2012 and December 25, 2011
(Dollar amounts in thousands, except per-share amounts)

Total stock-based compensation expense recognized in the consolidated statement of earnings for fiscal year 2011 was $11,383 before income taxes and consisted of restricted stock units, stock options, and ESPP expense of $9,985, $920 and $478, respectively. The related total tax benefit recognized in 2011 was $3,929.

Total stock-based compensation expense recognized in the consolidated statement of earnings for fiscal year 2010 was $7,712 before income taxes and consisted of restricted stock, stock options, and ESPP expense of $6,519, $560 and $633, respectively. The related total tax benefit recognized in 2010 was $2,528.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the following assumptions:

	Stock Options
	December 30, 2012	December 25, 2011	December 26, 2010
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	53.6%	54.1%	54.4%
Risk-free interest rate	1.1%	2.2%	2.6%
Expected life of options (years)	5	5	5

	Employee Stock Purchase Plan
	December 30, 2012			December 25, 2011			December 26, 2010
Expected dividend yield		0.0%			0.0%			0.0%
Expected stock price volatility	48.1	-	48.7%	49.2	-	50.1%	50.0	-	50.6%
Risk-free interest rate		0.15%		0.04	-	0.07%	0.19	-	0.30%
Expected life of options (years)		0.5			0.5%			0.5

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

(x) New Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Assets for Impairment.”  ASU 2012-02 gives companies the option to perform a qualitative assessment before calculating the fair value of the indefinite-lived intangible asset. Under the guidance in ASU 2012-02, if this option is selected, a company is not required to calculate the fair value of the indefinite-lived intangible unless the entity determines it is more likely than not that its fair value is less than its carrying amount. The provisions of ASU 2012-02 are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, but early adoption is permitted. We have elected not to early adopt the provisions of ASU 2012-02 and do not expect ASU 2012-02 to materially impact our consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 30, 2012 and December 25, 2011
(Dollar amounts in thousands, except per-share amounts)

(2) Fair Value Measurements

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets;
•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 30, 2012:

	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$5,280	—	—	5,280
Marketable Securities	6,297	512	—	6,809

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 25, 2011:

	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$10,103	1,500	—	11,603
Marketable Securities	5,304	—	—	5,304

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

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the fiscal years ended December 30, 2012, December 25, 2011, and December 26, 2010.

Our financial assets and liabilities requiring a fair-value measurement on a non-recurring basis were not significant as of December 30, 2012 or December 25, 2011.

Assets and liabilities that are measured at fair value on a recurring basis

At December 30, 2012, we did not have any significant nonfinancial assets or liabilities that required a fair-value measurement on a recurring basis.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 30, 2012 and December 25, 2011
(Dollar amounts in thousands, except per-share amounts)

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

Financial assets and liabilities not measured at fair value

Certain of our financial assets and liabilities are recorded at their carrying amounts which approximate fair value, based on their short-term nature or variable interest rate. These financial assets and liabilities include cash, accounts receivable, accounts payable, and other current assets and liabilities.

(3) Marketable Securities

Marketable securities consisted of the following:

	December 30, 2012	December 25, 2011
Held-to-maturity
Municipal securities	$2,770	34,652
Available-for-sale
Municipal securities	512	—
Trading
Mutual funds	6,297	5,304
Total	$9,579	39,956

Purchases of available for-sale securities totaled $115,737 and sales totaled $115,151 in 2012. Purchases of held-to-maturity securities totaled $17,000 and proceeds from maturities totaled $48,357 in 2012. All held-to-maturity debt securities mature within one year and had an aggregate fair value of $2,770 at December 30, 2012.

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

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 30, 2012 and December 25, 2011
(Dollar amounts in thousands, except per-share amounts)

(4) Property and Equipment

Property and equipment consisted of the following:

	December 30, 2012	December 25, 2011
Construction in process	$23,744	20,078
Buildings	53,962	37,956
Furniture, fixtures, and equipment	212,729	175,718
Leasehold improvements	313,354	245,506
Property and equipment, gross	603,789	479,258
Less accumulated depreciation	(217,219)	(169,088)
Property and equipment, net	$386,570	310,170

(5) Goodwill and Other Intangible Assets

Goodwill is summarized below:

	December 30, 2012	December 25, 2011
Beginning of year	$17,770	11,246
Additions	14,588	6,524
Adjustments	7	—
End of year	$32,365	17,770

Goodwill is not subject to amortization but nearly all is deductible for tax purposes.

Reacquired franchise rights consisted of the following:

	December 30, 2012	December 25, 2011
Reacquired franchise rights	$43,020	23,370
Accumulated amortization	(5,650)	(2,342)
Reacquired franchise rights, net	$37,370	21,028

Amortization expense related to reacquired franchise rights for fiscal 2012, 2011, and 2010 was $3,308, $910, and $614, respectively. The weighted average amortization period is 14 years. Estimated future amortization expense as of December 30, 2012 was as follows:

Fiscal year ending:
2013	$5,097
2014	4,494
2015	4,086
2016	3,716
2017	3,357
Thereafter	16,620
Total future amortization expense	$37,370

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 30, 2012 and December 25, 2011
(Dollar amounts in thousands, except per-share amounts)

(6) Lease Commitments

We have operating leases related to all of our restaurants and corporate offices that have various expiration dates. Most of these operating leases contain renewal options. In addition to base rents, leases typically require us to pay our share of common area maintenance, insurance, real estate taxes, and other operating costs. Certain leases also include provisions for contingent rentals based upon sales.

Future minimum rental payments due under noncancelable operating leases for existing restaurants and commitments for restaurants under development as of December 30, 2012 were as follows:

	Operating leases	Restaurants under development
Fiscal year ending:
2013	$49,725	3,067
2014	48,802	5,654
2015	47,279	5,691
2016	45,121	5,691
2017	42,315	5,715
Thereafter	229,320	49,531
Total future minimum lease payments	$462,562	75,349

In 2012, 2011, and 2010, we rented office space under operating leases which, in addition to the minimum lease payments, require payment of a proportionate share of the real estate taxes and building operating expenses. We also rent restaurant space under operating leases, some of which, in addition to the minimum lease payments and proportionate share of real estate and operating expenses, require payment of percentage rents based upon sales levels. Rent expense, excluding our proportionate share of real estate taxes and building operating expenses, was as follows:

	Fiscal Years Ended
	December 30, 2012	December 25, 2011	December 26, 2010
Minimum rents	$43,780	36,647	30,438
Percentage rents	608	371	285
Total	$44,388	37,018	30,723
Equipment and auto leases	$479	452	536

(7) Derivative Instruments

We have used commodity derivatives to manage our exposure to price fluctuations. We may enter into options and future contracts to reduce our risk of natural gas price fluctuations. These derivatives do not qualify for hedge accounting and changes in fair value are included in current net income. These changes are classified as a component of restaurant operating expenses. All changes in the fair value of these contracts are recorded in earnings in the period in which they occur. Net losses of $1, and $225 were recognized in fiscal 2011, and 2010, respectively. As of December 30, 2012 and December 25, 2011, we had no outstanding natural gas swap contracts or other derivatives.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 30, 2012 and December 25, 2011
(Dollar amounts in thousands, except per-share amounts)

(8) Income Taxes

The components of earnings (loss) before taxes were as follows:

	Fiscal Years Ended
	December 30, 2012	December 25, 2011	December 26, 2010
United States	$89,430	75,813	57,631
Foreign	(6,062)	(2,911)	(606)
Total earnings before taxes	$83,368	72,902	57,025

The provision for income taxes consisted of the following:

	Fiscal Years Ended
	December 30, 2012	December 25, 2011	December 26, 2010
Current:
Federal	$22,642	6,009	9,345
State	4,285	3,651	2,794
Deferred:
Federal	1,286	13,297	6,462
State	(525)	394	24
Foreign	(1,595)	(875)	—
Total income tax expense	$26,093	22,476	18,625

The following is a reconciliation of the expected federal income taxes (benefits) at the statutory rate of 35% to the actual provision for income taxes:

	Fiscal Years Ended
	December 30, 2012	December 25, 2011	December 26, 2010
Expected federal income tax expense	$29,179	25,516	19,959
State income tax expense, net of federal effect	2,433	2,660	1,944
General business credits	(6,006)	(5,808)	(3,902)
Other, net	487	108	624
Total income tax expense	$26,093	22,476	18,625

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 30, 2012 and December 25, 2011
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

	December 30, 2012	December 25, 2011
Deferred tax assets:
Unearned revenue	$919	982
Accrued compensation and benefits	3,570	2,956
Deferred lease credits	8,450	5,231
Stock-based compensation	2,362	2,727
Advertising costs	733	2,260
Foreign NOL/Other	2,470	875
Other	2,501	1,604
Total	$21,005	16,635
Deferred tax liabilities:
Depreciation	$48,423	46,354
Goodwill and other amortization	1,466	1,595
Future taxes on foreign earnings	2,470	875
Total	$52,359	48,824

A valuation allowance is established when it is more likely than not that some portion of the deferred tax assets will not be realized.  Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible.  We consider the reversal of deferred tax liabilities, projected future taxable income and tax planning strategies.  Since we believe sufficient future taxable income will be generated to utilize the benefits of the deferred tax assets, a valuation allowance has not been recognized.  Our foreign net operating losses begin expiring in 2030.

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Fiscal Years Ended
	December 30, 2012	December 25, 2011
Beginning of year	$732	$721
Additions based on tax positions related to the current year	179	165
Reductions based on tax positions related to prior years	—	(21)
Reductions based on expiration of statute of limitations	(129)	(133)
End of year	$782	$732

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal 2012, 2011, and 2010, interest and penalties of ($5), ($18), and ($5), respectively, were included in income tax expense. As of December 30, 2012, and December 25, 2011, interest and penalties related to unrecognized tax benefits totaled $68 and $60, respectively. Included in the balance at December 30, 2012, and December 25, 2011, are unrecognized tax benefits of $509 and $476, respectively, which if recognized, would affect the annual effective tax rate. The difference between these amounts and the amount reflected in the reconciliation above relates to the deferred U.S. federal income tax benefit on unrecognized tax benefits related to U.S. state income taxes.

Our income tax returns are subject to examination in both the U.S., by federal, state and local jurisdictions, and in Canada. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations for years prior to fiscal 2009.  The Canadian income tax returns are subject to review for fiscal years 2010 through 2012.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 30, 2012 and December 25, 2011
(Dollar amounts in thousands, except per-share amounts)

We do not anticipate that total unrecognized tax benefits will significantly change due to the settlement of audits and the expiration of statutes of limitations prior to December 29, 2013.

(9) Stockholders’ Equity

(a) Stock Options

We have 5.4 million shares of common stock reserved for issuance under the Equity Incentive Plan (Plan) for our employees, officers, and directors. The exercise price for stock options issued under the Plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven to ten years. Nonqualified stock options issued pursuant to the Plan have varying vesting periods from immediately to four years and have a contractual life of seven to ten years. Incentive stock options may be granted under this plan until March 12, 2022. We issue new shares of common stock upon exercise of stock options. Option activity is summarized for the year ended December 30, 2012 as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding, December 25, 2011	182,629	$34.06	4.0	$6,242
Granted	27,691	94.42
Exercised	(51,469)	22.91
Cancelled	(6,954)	53.12
Outstanding, December 30, 2012	151,897	$47.97	3.9	$4,232
Exercisable, December 30, 2012	108,570	38.67	3.3	3,760

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $71.94 as of the last business day of the year ended December 30, 2012, which would have been received by the optionees had all options been exercised on that date. As of December 30, 2012, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,149, which is expected to be recognized over a weighted average period of approximately 2.4 years. During 2012, 2011, and 2010, the total intrinsic value of stock options exercised was $2,887, $1,700, and $928, respectively. During 2012, 2011, and 2010, the total fair value of options vested was $852, $751, and $536, respectively. During 2012, 2011, and 2010, the weighted average grant date fair value of options granted was $43.97, $26.07, and $23.82, respectively.

The following table summarizes our stock options outstanding at December 30, 2012:

	Options outstanding			Options exercisable
Range	Shares	Average remaining contractual life (years)	Weighted average exercise price	Shares	Weighted average exercise price
$ 6.38 – 24.96	26,616	1.6	$20.45	26,616	$20.45
30.87 – 31.00	39,539	3.0	30.91	39,539	30.91
48.35 – 51.42	29,504	4.0	48.38	21,373	48.35
53.75 – 94.42	56,238	5.5	72.76	21,042	66.46
	151,897			108,570

The Plan has 1,589,734 shares available for grant as of December 30, 2012.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 30, 2012 and December 25, 2011
(Dollar amounts in thousands, except per-share amounts)

(b) Restricted Stock Units

Restricted stock units are granted annually under the Plan at the discretion of the Compensation Committee of the Board of Directors.

In 2012, 2011, and 2010, we granted restricted stock units subject to three-year cliff vesting and a cumulative three-year earnings target. The number of units which vest at the end of the three-year period is based on performance against the target. These restricted stock units are subject to forfeiture if they have not vested at the end of the three-year period. Stock-based compensation is recognized for the expected number of units expected to vest at the end of the period and is expensed beginning on the grant date through the end of the performance period.

For each grant, restricted stock units meeting the performance criteria will vest as of the end of our fiscal year. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required minimum employee withholding taxes. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for fiscal 2012 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 25, 2011	360,280	$45.95
Granted	140,986	92.71
Vested	(180,337)	42.06
Cancelled	(38,836)	54.39
Outstanding, December 30, 2012	282,093	$70.64

As of December 30, 2012, the stock-based compensation expense related to nonvested awards not yet recognized was $7,323, which is expected to be recognized over a weighted average period of 1.7 years. During fiscal years 2012 and 2011 the total grant date fair value of shares vested was $7,585 and $9,845, respectively. The weighted average grant date fair value of restricted stock units granted during 2012, 2011, and 2010 was $92.71, $53.94, and $40.82, respectively. During 2012 and 2011, we recognized $6,710 and $9,985, respectively, of stock-based compensation expense related to restricted stock units.

(c) Employee Stock Purchase Plan

We have reserved 600,000 shares of common stock for issuance under the ESPP. The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During 2012, 2011, and 2010, we issued 26,742, 30,127, and 36,049 shares, respectively, of common stock. As of December 30, 2012, we had 247,920 shares available for future issuance under the ESPP.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 30, 2012 and December 25, 2011
(Dollar amounts in thousands, except per-share amounts)

(10) Earnings Per Common Share

The following is a reconciliation of basic and fully diluted earnings per common share for fiscal 2012, 2011, and 2010:

	Fiscal year ended December 30, 2012
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$57,275
Earnings per common share	57,275	18,582,205	$3.08
Effect of dilutive securities – stock options	—	79,693
Effect of dilutive securities – restricted stock units	—	42,764
Earnings per common share – assuming dilution	$57,275	18,704,662	$3.06

	Fiscal year ended December 25, 2011
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$50,426
Earnings per common share	50,426	18,337,433	$2.75
Effect of dilutive securities – stock options	—	73,249
Effect of dilutive securities – restricted stock units	—	72,415
Earnings per common share – assuming dilution	$50,426	18,483,097	$2.73

	Fiscal year ended December 26, 2010
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$38,400
Earnings per common share	38,400	18,175,358	$2.11
Effect of dilutive securities – stock options	—	72,391
Effect of dilutive securities – restricted stock units	—	21,812
Earnings per common share – assuming dilution	$38,400	18,269,561	$2.10

The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been anti-dilutive or were performance-granted shares for which the performance criteria had not yet been met:

	December 30, 2012	December 25, 2011	December 26, 2010
Stock options	20,484	11,233	—
Restricted stock units	282,093	360,280	493,653

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 30, 2012 and December 25, 2011
(Dollar amounts in thousands, except per-share amounts)

(11) Supplemental Disclosures of Cash Flow Information

	Fiscal Years Ended
	December 30, 2012	December 25, 2011	December 26, 2010
Cash paid during the period for:
Income taxes	$19,675	6,755	15,315

Noncash financing and investing transactions:
Property and equipment not yet paid for	3,138	(5,211)	2,298
Tax withholding for restricted stock units	4,418	5,828	1,780
Goodwill adjustment	7	—	—

(12) Loss on Asset Disposals and Store Closures

In 2012, 2011, and 2010, we closed restaurants resulting in a charge to earnings for remaining lease obligations, utilities, and other related costs. These charges were recognized as a part of the loss on asset disposals and store closures on our accompanying consolidated statements of earnings.

The following is a rollforward of the store closing reserve:

	Fiscal Years Ended
	December 30, 2012	December 25, 2011	December 26, 2010
Beginning reserve balance	$18	60	—
Store closing costs incurred	413	205	310
Costs paid	(409)	(247)	(250)
Ending reserve balance	$22	18	60

The following is a summary of the loss on asset disposals and store closure charges recognized by us:

	Fiscal Years Ended
	December 30, 2012	December 25, 2011	December 26, 2010
Store closing charges	$413	205	310
Miscellaneous asset write-offs	2,878	1,724	1,741
Loss on asset disposals and store closures	$3,291	1,929	2,051

(13) Defined Contribution Plans

We have a defined contribution 401(k) plan whereby eligible employees may contribute pretax wages in accordance with the provisions of the plan. We match 100% of the first 3% and 50% of the next 2% of contributions made by eligible employees. Matching contributions of approximately $1,660, $1,249, and $1,005 were made by us during fiscal 2012, 2011, and 2010, respectively.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 30, 2012 and December 25, 2011
(Dollar amounts in thousands, except per-share amounts)

Under our Management Deferred Compensation Plan, our executive officers and certain other individuals are entitled to receive an amount equal to a percentage of their base salary ranging from 5.0% to 12.5% which is credited on a monthly basis to their deferred compensation account. Cash contributions of $517, $435, and $329 were made by us during 2012, 2011, and 2010, respectively. Such amounts are subject to certain vesting provisions, depending on length of employment and circumstances of employment termination. In addition, individuals may elect to defer a portion or all of their cash compensation.

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

A member of our board of directors, Warren Mack, is an officer at one of our major law firms. Another member of our board of directors, Jerry Rose, was an officer at one of our suppliers.

(15) Contingencies

We are involved in various legal matters arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

(16) Acquisition of Franchised Restaurants

During 2012, we acquired 18 Buffalo Wild Wings franchised restaurants through three acquisitions. During 2011, we also acquired 18 Buffalo Wild Wings franchised restaurants through three acquisitions. The total purchase price in 2012 and 2011 was $43,580 and $33,744, respectively, and was paid in cash and was funded by cash from operations and the sale of marketable securities. The acquisitions were accounted for as business combinations. The assets acquired and liabilities assumed were recorded based on their fair values at the time of the acquisitions as detailed below:

	Fiscal Years Ended
	December 30, 2012	December 25, 2011
Inventory, prepaids, and other assets	$563	$789
Equipment and leasehold improvements	9,529	11,265
Lease liabilities	(750)	(279)
Deferred income taxes	—	(885)
Reacquired franchise rights	19,650	16,330
Goodwill	14,588	6,524
Total purchase price	$43,580	$33,744

The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill. The assessment of the valuation of certain assets acquired and liabilities assumed during 2012 is preliminary; if new information is obtained about facts and circumstances that existed at the acquisition date, the acquisition accounting will be revised to reflect the resulting adjustments to current estimates of these items. The results of operations of these locations are included in our consolidated statement of earnings as of the date of acquisition.

(17) Subsequent Events

In February 2013, we entered into a three-year $100,000 unsecured revolving credit facility.  A loan under the facility shall bear interest at a rate per annum equal to, at our election, either (i) LIBOR for an interest period of one month, reset daily, plus 0.875%, if our consolidated total leverage ratio is less than or equal to 0.50 to 1.00, or plus 1.125% if our total leverage ratio is greater than or equal to .51 to 1.00, or (ii) LIBOR for an interest period of one, two, three, six or twelve months, reset at the end of the selected interest period, plus 0.875%, if our consolidated total leverage ratio is less than or equal to 0.50 to 1.00, or plus 1.125% if our consolidated total leverage ratio is greater than or equal to .51 to 1.00.

There is a commitment fee on the average unused portion of the facility at a rate per annum equal to 0.15%, if our consolidated total leverage ratio is less than or equal to 0.50, or 0.20% if our consolidated total leverage ratio is greater than or equal to 0.51.

The Credit Agreement requires us to maintain (a) consolidated coverage ratio as of the end of each fiscal quarter at no less than 2.50 to 1.00, (b) consolidated total leverage ratio as of the end of each fiscal quarter at no more than 2.00 to 1.00 and (c) minimum EBITDA during any consecutive four quarter period at no less than $100,000,000.  The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict the right of the Company and its subsidiaries to merge, to lease, sell or otherwise dispose of assets, to make investments and to grant liens on their assets.

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

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. It is possible to design into the process safeguards to reduce, though not eliminate, the risk that misstatements are not prevented or detected on a timely basis. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.

Management assessed the effectiveness of our internal control over financial reporting as of December 30, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that, as of December 30, 2012, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting.

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

We have audited Buffalo Wild Wings Inc.’s internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Buffalo Wild Wings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Buffalo Wild Wings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Buffalo Wild Wings, Inc. and subsidiaries as of December 30, 2012 and December 25, 2011, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 30, 2012, and our report dated February 28, 2013 expressed an unqualified opinion on those consolidated financial statements.

/S/ KPMG LLP

Minneapolis, Minnesota
February 28, 2013

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is contained in Part I of this document under the heading “Executive Officers,” and the sections entitled “Election of Directors,” “Compliance with Section 16(a) of the Exchange Act,” and “Corporate Governance” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2013 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

Our Board of Directors has determined that Mr. J. Oliver Maggard and Mr. Jerry Rose, members of the Audit Committee and independent directors, are audit committee financial experts, as defined under 407(d) (5) of Regulation S-K. Mr. Maggard and Mr. Rose are “independent directors” as that term is defined in Nasdaq Rule 4200(a)(15). The designation of Mr. Maggard and Mr. Rose as the audit committee financial experts does not impose on Mr. Maggard or Mr. Rose any duties, obligations or liability that are greater than the duties, obligations and liability imposed on Mr. Maggard or Mr. Rose as members of the Audit Committee and the Board of Directors in the absence of such designation or identification.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in the sections entitled “Executive Compensation” and “Compensation Discussion and Analysis” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2013 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to the security ownership of certain holders is contained in the sections entitled “Security Ownership of Officers and Directors,” “Security Ownership of Certain Beneficial Holders,” and “Equity Compensation Plan Information” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2013 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in the sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2013 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the section entitled “Independent Registered Public Accounting Firm” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2013 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements. The following consolidated financial statements of ours are filed with this report and can be found at Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm dated February 28, 2013

Consolidated Balance Sheets as of December 30, 2012 and December 25, 2011

Consolidated Statements of Earnings for the Fiscal Years Ended December 30, 2012, December 25, 2011, and December 26, 2010

Consolidated Statements of Comprehensive Income for the Fiscal Years Ended December 30, 2012, December 25, 2011, and December 26, 2010

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 30, 2012, December 25, 2011, and December 26, 2010

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 30, 2012, December 25, 2011, and December 26, 2010

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

Date: February 27, 2013	BUFFALO WILD WINGS, INC.

	By	/s/ SALLY J. SMITH
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

Name	Title	Date

/s/ SALLY J. SMITH	Chief Executive Officer, President and Director	2/27/13
Sally J. Smith	(principal executive officer)

/s/ MARY J. TWINEM	Executive Vice President, Chief Financial	2/27/13
Mary J. Twinem	Officer and Treasurer (principal financial and accounting officer)

/s/ DALE M. APPLEQUIST	Director	2/27/13
Dale M. Applequist

/s/ JAMES M. DAMIAN	Director, Chairman of the Board	2/27/13
James M. Damian

/s/ MICHAEL P. JOHNSON	Director	2/27/13
Michael P. Johnson

/s/ ROBERT W. MACDONALD	Director	2/27/13
Robert W. MacDonald

/s/ WARREN E. MACK	Director	2/27/13
Warren E. Mack

/s/ J. OLIVER MAGGARD	Director	2/27/13
J. Oliver Maggard

/s/ JERRY R. ROSE	Director	2/27/13
Jerry R. Rose

Buffalo Wild Wings, Inc.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description		Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions From Reserves	Balance at End of Period
Allowance for doubtful accounts	2012	$25	—	—	25
	2011	25	98	98	25
	2010	25	—	—	25

BUFFALO WILD WINGS, INC.
EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended:	Commission File No.
December 30, 2012	000-24743

Exhibit Number	Description

3.1	Restated Articles of Incorporation, as Amended (incorporated by reference to Exhibit 3.1 to our Form 10-Q for the fiscal quarter ended June 29, 2008)

3.2	Amended and Restated Bylaws, as Amended (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed May 27, 2009)

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

10.3	Amended and Restated Cash Incentive Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement filed on March 22, 2012) (1)

10.4
Form of Notice of Performance-Based Restricted Stock Unit Award (Officer Level) as of March 1, 2009 (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended March 29, 2009) (1)

10.5	Form of Notice of Incentive Stock Option Award under the 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on February 22, 2008) (1)

10.6	2003 Equity Incentive Plan, as Amended and Restated on May 15, 2008 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 21, 2008)(1)

10.7	The Executive Nonqualified Excess Plan as of May 15, 2008 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed May 21, 2008)(1)

10.8	The Executive Nonqualified Excess Plan Adoption Agreement as of May 15, 2008 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed May 21, 2008)(1)

10.9	Employment Agreement dated September 16, 2008 with Sally J. Smith (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 22, 2008)(1)

10.10	Employment Agreement dated September 16, 2008 with Mary J. Twinem (incorporated by reference to Exhibit 10.2 to our Form 8-K filed September 22, 2008)(1)

10.11	Employment Agreement dated September 16, 2008 with James M. Schmidt (incorporated by reference to Exhibit 10.3 to our Form 8-K filed September 22, 2008)(1)

10.12	Employment Agreement dated September 16, 2008 with Judith A. Shoulak (incorporated by reference to Exhibit 10.4 to our Form 8-K filed September 22, 2008)(1)

10.13	Employment Agreement dated September 16, 2008 with Kathleen M. Benning (incorporated by reference to Exhibit 10.5 to our Form 8-K filed September 22, 2008)(1)

10.14	Employment Agreement dated September 16, 2008 with Mounir N. Sawda (incorporated by reference to Exhibit 10.8 to our Form 10-Q for the fiscal quarter ended September 28, 2008)(1)

10.15	Amendment No. 1 to 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 10, 2008)(1)

10.16	2012 Equity Incentive Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement filed March 22, 2012)(1)

10.17*	Form of Notice of Performance-Based Restricted Stock Unit Award under the 2012 Equity Incentive Plan (Officer Level) (1)

10.18*	Form of Notice of Incentive Stock Option Award under the 2012 Equity Incentive Plan (1)

10.19*	Employment Agreement dated May 11, 2012 with Lee R. Patterson (1)

10.20*	Employment Agreement dated May 11, 2012 with Andrew D. Block (1)

21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (included on the signature page)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Nevada Gaming Regulation

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
**	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K shall be deemed to be “furnished” and not “filed.”
(1)	Management contract or compensatory arrangement required to be filed as an exhibit.