Form 10-Q
period 2013-03-31
BUFFALO WILD WINGS INC
filed 2013-05-09
CIK 1062449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

 The number of shares outstanding of the registrant’s common stock as of May 3, 2013:  18,757,439 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)
(unaudited)

	March 31, 2013	December 30, 2012
Assets
Current assets:
Cash and cash equivalents	$8,035	21,340
Marketable securities	6,807	9,579
Accounts receivable, net of allowance of $25	20,404	20,203
Inventory	8,718	7,820
Prepaid expenses	3,589	3,869
Refundable income taxes	—	4,122
Deferred income taxes	8,886	5,774
Restricted assets	36,575	52,829
Total current assets	93,014	125,536

Property and equipment, net	402,207	386,570
Reacquired franchise rights, net	37,263	37,370
Goodwill	32,415	32,365
Other assets	15,681	9,246
Total assets	$580,580	591,087
Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$1,935	1,763
Accounts payable	29,922	36,418
Accrued compensation and benefits	24,727	39,637
Accrued expenses	10,443	11,461
Income tax payable	2,094	—
Line of credit	5,000	—
System-wide payables	36,649	51,564
Total current liabilities	110,770	140,843

Long-term liabilities:
Other liabilities	1,862	1,752
Deferred income taxes	38,759	37,128
Deferred lease credits	29,115	27,992
Total liabilities	180,506	207,715
Commitments and contingencies (note 11)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 18,757,239 and 18,623,370, respectively	122,230	121,450
Retained earnings	278,426	262,047
Accumulated other comprehensive loss	(582)	(125)
Total stockholders’ equity	400,074	383,372
Total liabilities and stockholders’ equity	$580,580	591,087

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands except per share data)

(unaudited)

	Three months ended
	March 31, 2013	March 25, 2012
Revenue:
Restaurant sales	$284,425	232,316
Franchise royalties and fees	19,939	18,806
Total revenue	304,364	251,122
Costs and expenses:
Restaurant operating costs:
Cost of sales	93,091	72,151
Labor	85,831	68,268
Operating	41,105	32,797
Occupancy	16,126	12,800
Depreciation and amortization	20,143	15,531
General and administrative	21,297	19,424
Preopening	4,271	2,591
Loss on asset disposals and store closures	571	737
Total costs and expenses	282,435	224,299
Income from operations	21,929	26,823
Investment income	345	410
Earnings before income taxes	22,274	27,233
Income tax expense	5,895	8,988
Net earnings	$16,379	18,245
Earnings per common share – basic	$0.87	0.98
Earnings per common share – diluted	0.87	0.98
Weighted average shares outstanding – basic	18,748	18,555
Weighted average shares outstanding – diluted	18,803	18,638

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net earnings	$16,379	18,245
Other comprehensive income (loss)
Foreign currency translation adjustments	(457)	135
Other comprehensive income (loss), net of tax	(457)	135
Comprehensive income	$15,922	18,380

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(unaudited)

	Three months ended
	March 31, 2013	March 25, 2012
Cash flows from operating activities:
Net earnings	$16,379	18,245
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	18,906	14,852
Amortization	1,237	679
Loss on asset disposals and store closures	556	723
Deferred lease credits	823	838
Deferred income taxes	(1,481)	(711)
Stock-based compensation	870	1,232
Excess tax benefit from stock issuance	(131)	(259)
Change in operating assets and liabilities, net of effect of acquisition:
Trading securities	(510)	(519)
Accounts receivable	1,624	(5,676)
Inventory	(795)	85
Prepaid expenses	332	270
Other assets	(418)	72
Unearned franchise fees	172	(151)
Accounts payable	(4,716)	(934)
Income taxes	6,347	9,116
Accrued expenses	(11,377)	4,378
Net cash provided by operating activities	27,818	42,240
Cash flows from investing activities:
Acquisition of property and equipment	(34,538)	(23,845)
Acquisition of businesses/investments in affiliates	(10,171)	—
Purchase of marketable securities	—	(19,669)
Proceeds from marketable securities	3,282	16,003
Net cash used in investing activities	(41,427)	(27,511)
Cash flows from financing activities:
Proceeds from line of credit	5,000	—
Issuance of common stock	174	256
Excess tax benefit from stock issuance	131	259
Tax payments for restricted stock units	(4,813)	(8,447)
Net cash provided by (used in) financing activities	492	(7,932)
Effect of exchange rate changes on cash and cash equivalents	(188)	15
Net increase (decrease) in cash and cash equivalents	(13,305)	6,812
Cash and cash equivalents at beginning of period	21,340	20,530
Cash and cash equivalents at end of period	$8,035	27,342

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND MARCH 25, 2012
(Dollar amounts in thousands except share and per share data)
(unaudited)

(1)       Basis of Financial Statement Presentation

The consolidated financial statements as of March 31, 2013 and December 30, 2012, and for the three-month periods ended March 31, 2013 and March 25, 2012 have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information as of March 31, 2013 and for the three-month periods ended March 31, 2013 and March 25, 2012 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

References in the remainder of this document to “company,” “we,” “us” and “our” refer to the business of Buffalo Wild Wings, Inc. and our subsidiaries.

The financial information as of December 30, 2012 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2012, which is included in Item 8 in the Fiscal 2012 Annual Report on Form 10-K and should be read in conjunction with such financial statements.

The results of operations for the three-month period ended March 31, 2013 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 29, 2013.

(2)       Summary of Significant Accounting Policies

(a)       Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method.  Cash flows related to inventory sales are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

We purchase products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by our restaurants and our franchised restaurants is chicken wings. Current month chicken wing prices are determined based on the average of the previous month’s spot rates. For the three-month periods ended March 31, 2013 and March 25, 2012, chicken wings were 28.8% and 25.7%, of restaurant cost of sales, respectively.

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

(3)       Fair Value Measurements

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value measurements.  Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets;
•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of March 31, 2013:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$584	-	-	584
Marketable Securities	6,807	-	-	6,807

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 30, 2012:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$5,280	-	-	5,280
Marketable Securities	6,297	512	-	6,809

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

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three-month periods ended March 31, 2013 or March 25, 2012.

(4)       Marketable Securities

Marketable securities consisted of the following:

	March 31, 2013	December 30, 2012
Held-to-maturity
Municipal securities	$—	2,770
Available-for-sale
Municipal securities	—	512
Trading
Mutual funds	6,807	6,297
Total	$6,807	9,579

All held-to-maturity debt securities mature within one year and had an aggregate fair value of $2,770 as of December 30, 2012. Trading securities represent investments held for future needs of a non-qualified deferred compensation plan.

(5)       Property and Equipment

Property and equipment consisted of the following:

	March 31, 2013	December 30, 2012
Construction in process	$20,819	$23,744
Buildings	58,718	53,962
Furniture, fixtures, and equipment	223,339	212,729
Leasehold improvements	332,230	313,354
Property and equipment, gross	635,106	603,789
Less accumulated depreciation	(232,899)	(217,219)
Property and equipment, net	$402,207	$386,570

(6)       Investments in Affiliates

In March 2013, we acquired a minority equity investment in PizzaRev, a California-based restaurant concept that currently has three fast casual pizza restaurants in California. If financial thresholds are met, we have the obligation to make additional investments in PizzaRev. We also have the right to open company-owned locations in certain states.  Investment in affiliates is included in other assets in our Consolidated Balance Sheets.

(7)       Revolving Credit Facility

In February 2013, we entered into a three-year $100,000 unsecured revolving credit facility.  A loan under the facility shall bear interest at a rate per annum equal to, at our election, either (i) LIBOR for an interest period of one month, reset daily, plus 0.875%, if our consolidated total leverage ratio is less than or equal to 0.50, or plus 1.125% if our total leverage ratio is greater than or equal to .51, or (ii) LIBOR for an interest period of one, two, three, six or twelve months, reset at the end of the selected interest period, plus 0.875%, if our consolidated total leverage ratio is less than or equal to 0.50, or plus 1.125% if our consolidated total leverage ratio is greater than or equal to .51. As of March 31, 2013, our outstanding balance on the facility was $5,000. Subsequent to quarter-end, the outstanding balance was paid in full.

There is a commitment fee on the average unused portion of the facility at a rate per annum equal to 0.15%, if our consolidated total leverage ratio is less than or equal to 0.50, or 0.20% if our consolidated total leverage ratio is greater than or equal to 0.51.

The Credit Agreement requires us to maintain (a) consolidated coverage ratio as of the end of each fiscal quarter at no less than 2.50 to 1.00, (b) consolidated total leverage ratio as of the end of each fiscal quarter at no more than 2.00 to 1.00 and (c) minimum EBITDA during any consecutive four-quarter period at no less than $100,000.  The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict the right of the Company and its subsidiaries to merge, to lease, sell or otherwise dispose of assets, to make investments and to grant liens on their assets.

(8)       Stockholders’ Equity

(a)       Stock Options

We have 5.4 million shares of common stock reserved for issuance under our Equity Incentive Plan (Plan) for our employees, officers, and directors. The exercise price for stock options issued under this plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven to ten years. Nonqualified stock options issued pursuant to the Plan have varying vesting periods from immediately to four years and have a contractual life of seven to ten years. Incentive stock options may be granted under this Plan until March 12, 2022. We issue new shares of common stock upon exercise of stock options. Option activity is summarized for the three months ended March 31, 2013 as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, December 30, 2012	151,897	$47.97	3.9	$4,232

Granted	—	—
Exercised	(10,066)	17.00
Cancelled	(220)	12.60
Outstanding, March 31, 2013	141,611	$50.22	3.8	$5,465
Exercisable, March 31, 2013	98,448	40.97	3.3	4,630

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $87.54 as of the last business day of the quarter ended March 31, 2013, which would have been received by the optionees had all options been exercised on that date. As of March 31, 2013, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,026, which is expected to be recognized over a weighted average period of approximately 2.2 years. During the three-month periods ended March 31, 2013 and March 25, 2012, the total intrinsic value of stock options exercised was $602 and $754, respectively. No shares were granted or vested during the three-month periods ended March 31, 2013 or March 25, 2012.

The Plan has 1,594,742 shares available for grant as of March 31, 2013.

(b)      Restricted Stock Units

Restricted stock units are granted annually under the Plan at the discretion of the Compensation Committee of our Board of Directors.

We grant restricted stock units subject to three-year cliff vesting and a cumulative three-year earnings target. The number of units which vest at the end of the three-year period is based on performance against the target. These restricted stock units are subject to forfeiture if they have not vested at the end of the three-year period. Stock-based compensation is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date through the end of the performance period.

For each grant, restricted stock units meeting the performance criteria will vest as of the end of the third fiscal year in the performance period, subject to a Plan specified maximum number of shares that may be issued to any individual in any year in settlement of restricted stock units. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required minimum employee withholding taxes. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for the first quarter of 2013 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 30, 2012	282,093	$70.64

Granted	—	—
Vested	—	—
Cancelled	3,192	71.02
Outstanding, March 31, 2013	278,901	$70.64

As of March 31, 2013, the total stock-based compensation expense related to nonvested awards not yet recognized was $5,714, which is expected to be recognized over a weighted average period of 1.5 years. No shares were granted or vested during the three-month periods ended March 31, 2013 and March 25, 2012. During the three-month periods ended March 31, 2013 and March 25, 2012, we recognized $599 and $976, respectively, of stock-based compensation expense related to restricted stock units.

(c)       Employee Stock Purchase Plan

We have reserved 600,000 shares of common stock for issuance under our Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the first quarters of 2013 and 2012, we issued no shares of common stock under the plan. As of March 31, 2013, we had 247,877 shares available for future issuance under the ESPP.

(9)       Earnings Per Share

The following is a reconciliation of basic and fully diluted earnings per common share for the three-month periods ended March 31, 2013 and March 25, 2012:

	Three months ended March 31, 2013
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$16,379
Earnings per common share	16,379	18,747,715	$0.87
Effect of dilutive securities – stock options	—	55,096
Earnings per common share – assuming dilution	$16,379	18,802,811	0.87

	Three months ended March 25, 2012
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$18,245
Earnings per common share	18,245	18,555,338	$0.98
Effect of dilutive securities – stock options	—	83,148
Earnings per common share – assuming dilution	$18,245	18,638,486	0.98

The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been antidilutive or were performance-granted shares for which the performance criteria had not yet been met:

	March 31, 2013	March 25, 2012
Stock options	26,291	—
Restricted stock units	278,901	356,295

(10)    Supplemental Disclosures of Cash Flow Information

	Three months ended
	March 31, 2013	March 25, 2012
Cash paid during the period for:
Income taxes	$1,071	615
Noncash financing and investing transactions:
Property and equipment not yet paid for	(1,725)	6,339

(11)    Contingencies

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for 2013, cash requirements, and our expected store openings and preopening costs. Such statements are forward-looking and speak only as of the date on which they are made. Actual results are subject to various risks and uncertainties including, but not limited to, those discussed in this Form 10-Q under Item 2 of Part I as well as in Item 1A of Part I of the fiscal 2012 Form 10-K. Information included in this discussion and analysis includes commentary on company-owned and franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Buffalo Wild Wings® Grill & Bar concept and the overall health of the concept. Franchise information also provides an understanding of our revenues because franchise royalties and fees are based on the opening of franchised units and their sales. However, franchise sales and same-store sales information does not represent sales in accordance with U. S. generally accepted accounting principles (GAAP), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.

Critical Accounting Estimates

Our most critical accounting estimates, which are those that require significant judgment, include: valuation of long-lived assets and store closing reserves, goodwill, vendor allowances, revenue recognition from franchise operations, self-insurance liabilities, and stock-based compensation. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012. There have been no changes to those policies during this period.

Overview

As of March 31, 2013, we owned and operated 397 company-owned and franchised an additional 514 Buffalo Wild Wings® Grill & Bar restaurants in North America. We believe that we will grow the Buffalo Wild Wings brand to about 1,700 locations in North America, continuing the strategy of developing both company-owned and franchised restaurants.

We believe we will open 60 company-owned and 45 franchised restaurants in 2013. With continued same-store sales momentum and moderating wing costs, and our disciplined management of labor, we are confident we will achieve 17% net earnings growth for 2013, equating to 25% on a 52-week basis. Our growth and success depend on several factors and trends. First, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, therefore, cash flow per location. We remain committed to high quality operations and guest experience.

Our revenue is generated by:

•
Sales at our company-owned restaurants, which represented 93% of total revenue in the first quarter of 2013. Food and nonalcoholic beverages accounted for 78% of restaurant sales. The remaining 22% of restaurant sales was from alcoholic beverages. The menu items with the highest sales volume are traditional and boneless wings both at 20% of total restaurant sales.

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

Third, we continue to monitor and react to changes in our cost of goods sold. The cost of goods sold is difficult to predict, as it has ranged from 31.1% to 32.7% of restaurant sales per quarter in our 2012 fiscal year and year-to-date in 2013, mostly due to the price and yield fluctuations in chicken wings. We are focused on minimizing the impact of rising costs-per-wing, which includes both price increases and yield fluctuations. Our efforts include new purchasing strategies, menu price increases, and reduced food waste, as well as marketing promotions, menu additions, and menu changes that affect the percent that chicken wings represent in terms of total restaurant sales. We will continue to monitor the cost of chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. Current month chicken wing prices are determined based on the average of the previous month’s spot rates.

We generate cash from the operation of company-owned restaurants and from franchise royalties and fees. We highlight the specific costs associated with the on-going operation of our company-owned restaurants in the consolidated statement of earnings under “Restaurant operating costs.” Our depreciation and amortization expense consists of depreciation related to assets used by our company-owned restaurants and amortization of reacquired franchise rights. Preopening costs are those costs associated with opening new company-owned restaurants and will vary quarterly based on the number of new locations opening and under construction. Loss on asset disposals and store closures expense is related to company-owned restaurants and includes the costs associated with closures of locations and normal asset retirements. General and administrative expenses are related to home office and field support provided to both company-owned restaurant and franchising operations.

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Both of the first quarters of 2013 and 2012 consisted of 13 weeks. The fiscal year ended December 30, 2012 was a 53-week year, with the fourth quarter having 14 weeks.

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

	Three months ended
	March 31, 2013	March 25, 2012
Revenue:
Restaurant sales	93.4%	92.5%
Franchising royalties and fees	6.6	7.5
Total revenue	100.0	100.0
Costs and expenses:
Restaurant operating costs:
Cost of sales	32.7	31.1
Labor	30.2	29.4
Operating	14.5	14.1
Occupancy	5.7	5.5
Depreciation and amortization	6.6	6.2
General and administrative	7.0	7.7
Preopening	1.4	1.0
Loss on asset disposals and store closures	0.2	0.3
Total costs and expenses	92.8	89.3
Income from operations	7.2	10.7
Investment income	0.1	0.2
Earnings before income taxes	7.3	10.8
Income tax expense	1.9	3.6
Net earnings	5.4%	7.3%

 The number of company-owned and franchised restaurants open are as follows:

	As of
	March 31, 2013	March 25, 2012
Company-owned restaurants	397	327
Franchised restaurants	514	505

The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

	Three months ended
	March 31, 2013	March 25, 2012
Company-owned restaurant sales	$284,425	232,316
Franchised restaurant sales	397,552	372,335

Increases in same-store sales are as follows (based on restaurants operating at least fifteen months):

	Three months ended
	March 31, 2013	March 25, 2012
Company-owned same-store sales	1.4%	9.2%
Franchised same-store sales	2.2%	7.3%

The quarterly average prices paid per pound for chicken wings for company-owned restaurants are as follows:

	Three months ended
	March 31, 2013	March 25, 2012
Average price per pound	$2.10	1.92

Results of Operations for the Three Months Ended March 31, 2013 and March 25, 2012

Restaurant sales increased by $52.1 million, or 22.4%, to $284.4 million in 2013 from $232.3 million in 2012. The increase in restaurant sales was due to a $49.3 million increase associated with 17 company-owned restaurants that opened or were acquired in 2013 and the company-owned restaurants opened or acquired before 2013 that did not meet the criteria for same-store sales for all or part of the three-month period, and $2.8 million related to a 1.4% increase in same-store sales.

Franchise royalties and fees increased by $1.1 million, or 6.0%, to $19.9 million in 2013 from $18.8 million in 2012. The increase was primarily due to royalties related to additional sales at nine more franchised restaurants in operation at the end of the period compared to prior year. Same-store sales for franchised restaurants increased 2.2% in the first quarter of 2013.

Cost of sales increased by $20.9 million, or 29.0%, to $93.1 million in 2013 from $72.2 million in 2012 due primarily to more restaurants being operated in 2013. Cost of sales as a percentage of restaurant sales increased to 32.7% in 2013 from 31.1% in 2012, primarily due to higher chicken wing prices and a lower wing-per-pound yield. During the first quarter of 2013, the cost per traditional wing increased by 31.0% over the same period in 2012.

Labor expenses increased by $17.6 million, or 25.7%, to $85.8 million in 2013 from $68.3 million in 2012 due primarily to more restaurants being operated in 2013. Labor expenses as a percentage of restaurant sales increased to 30.2% in 2013 from 29.4% in 2012. Cost of labor as a percentage of restaurant sales increased primarily due to higher hourly labor costs related to the new guest experience business model partially offset by lower bonus expense.

Operating expenses increased by $8.3 million, or 25.3%, to $41.1 million in 2013 from $32.8 million in 2012 due primarily to more restaurants being operated in 2013. Operating expenses as a percentage of restaurant sales increased to 14.5% in 2013 from 14.1% in 2012. The increase in operating expenses as a percentage of restaurant sales is primarily due to higher repairs and maintenance and store-level marketing expense.

Occupancy expenses increased by $3.3 million, or 26.0%, to $16.1 million in 2013 from $12.8 million in 2012 due primarily to more restaurants being operated in 2013. Occupancy expenses as a percentage of restaurant sales increased to 5.7% in 2013 from 5.5% in 2012, primarily due to deleveraging rent costs with the lower same-store sales increase.

Depreciation and amortization increased by $4.6 million, or 29.7%, to $20.1 million in 2013 from $15.5 million in 2012. The increase was primarily due to the additional depreciation related to the 70 additional company-owned restaurants compared to the same period in 2012. Depreciation and amortization expense as a percentage of total revenue increased to 6.6% in 2013 from 6.2% in 2012, primarily due to additional amortization related to reacquired franchise rights and higher depreciation on company-owned buildings.

General and administrative expenses increased by $1.9 million, or 9.6%, to $21.3 million in 2013 from $19.4 million in 2012 primarily due to additional headcount. General and administrative expenses as a percentage of total revenue decreased to 7.0% in 2013 from 7.7% in 2012. Exclusive of stock-based compensation, our general and administrative expenses as a percentage of revenue decreased to 6.7% in 2013 from 7.2% in 2012, primarily due to lower cash incentive and travel-related expenses.

Preopening costs increased by $1.7 million, to $4.3 million in 2013 from $2.6 million in 2012. In 2013, we incurred costs of $3.1 million for 14 new company-owned restaurants opened in the first quarter of 2013 and costs of $1.1 million for restaurants that will open in the second quarter of 2013 or later. In 2012, we incurred costs of $1.8 million for 10 new company-owned restaurants opened in the first quarter of 2012 and costs of $779,000 for restaurants that opened in the second quarter of 2012 or later. Preopening costs per new restaurant averaged $285,000 in the first quarter of 2013, which is consistent with our anticipated average of $280,000 for fiscal year 2013. Preopening costs per new restaurant averaged $256,000 in the first quarter of 2012 due to the inclusion of two relocated restaurants, which have lower preopening costs.

Loss on asset disposals and store closures decreased by $166,000 to $571,000 in 2013 from $737,000 in 2012. The expense in 2013 represented the write-off of miscellaneous equipment and disposals due to remodels. The expense in 2012 represented the closure costs for two relocated restaurants of $381,000 and the write-off of miscellaneous equipment and disposals due to remodels.

Investment income decreased by $65,000 to $345,000 in 2013 from $410,000 in 2012. The decrease was primarily due to lower balances in our municipal securities balances. Cash and marketable securities balances at the end of the first quarter totaled $14.8 million in 2013 compared to $71.5 million at the end of the first quarter of 2012.

Provision for income taxes decreased $3.1 million to $5.9 million in 2013 from $9.0 million in 2012. The effective tax rate as a percentage of income before taxes decreased to 26.5% in 2013 from 33.0% in 2012. The decrease in the effective tax rate was primarily due to the favorable impact of the American Taxpayer Relief Act of 2012 that was enacted this year. For 2013, our effective annual tax rate is estimated at 30.0% to 30.5%.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for constructing, remodeling and maintaining our new and existing company-owned restaurants; working capital; acquisitions; and other general business needs. We fund these expenses, except for acquisitions and emerging brands, primarily with cash from operations. Depending on the size of the transaction, acquisitions or investments in emerging brands would generally be funded from cash balances or using our line of credit. The cash and marketable securities balance at March 31, 2013 was $14.8 million. We invest our cash balances in money market funds with the focus on protection of principal, adequate liquidity, and return on investment based on risk. Our marketable securities balance consists of mutual funds held for our deferred compensation plan.

For the three months ended March 31, 2013, net cash provided by operating activities was $27.8 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, and an increase in income tax payable, partially offset by a decrease in accrued expenses and accounts payable. The increase in income tax payable was primarily due to timing of tax payments. The decrease in accrued expenses was primarily due to the timing of payroll and bonus payments. The decrease in accounts payable was due to timing of payments.

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

For the three months ended March 31, 2013 and March 25, 2012, net cash used in investing activities was $41.4 million and $27.5 million, respectively. Investing activities included purchases of property and equipment related to the additional company-owned restaurants and restaurants under construction in both periods. During the first three months of 2013, investing activities also included a minority investment in an emerging restaurant concept and the purchase of three franchised restaurants. During the first three months of 2013 and 2012, we opened 14 and 10 restaurants, respectively. In 2013, we expect capital expenditures of approximately $128.2 million for the cost of 60 new or relocated company-owned restaurants, $8.4 million for technology improvements on our restaurant and corporate systems, and $22.3 million for capital expenditures at our existing restaurants. In the first quarter of 2013, we received proceeds of $3.3 million as our marketable securities matured or were sold. In the first quarter of 2012, we purchased $19.7 million of marketable securities and received proceeds of $16.0 million as investments matured or were sold.

For the three months ended March 31, 2013 and March 25, 2012, net cash provided by (used in) financing activities was $492,000 and ($7.9 million), respectively. Net cash used in financing activities for 2013 resulted primarily from proceeds from our line of credit of $5.0 million, the exercise of stock options of $174,000, and the excess tax benefit from stock issuance of $131,000, offset by tax payments for restricted stock units of $4.8 million. Net cash used in financing activities for 2012 resulted primarily from tax payments for restricted stock units of $8.4 million, offset by proceeds from the exercise of stock options of $256,000 and the excess tax benefit from stock issuance of $259,000. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2013.

Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. We own the buildings in which 94 of our restaurants operate and therefore have a limited ability to enter into sale-leaseback transactions as a potential source of cash.

The following table presents a summary of our contractual operating lease obligations and commitments as of March 31, 2013:

		Payments Due By Period (in thousands)
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$495,175	52,027	100,729	91,416	251,003
Commitments for restaurants under development	60,945	2,988	9,187	9,200	39,570
Total	$556,120	55,015	109,916	100,616	290,573

We believe the cash flows from our operating activities and our balance of cash will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Depending on the size of the transaction, acquisitions or investments in emerging brands would generally be funded from cash balances or using our line of credit. Our future cash outflows related to income tax uncertainties amounted to $905,000 as of March 31, 2013. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements or transactions.

Risk Factors/Forward-Looking Statements

The foregoing discussion and other statements in this report contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions.  Our forward-looking statements generally relate to our growth strategy, financial results, sales efforts, franchise expectations, restaurant openings and related expense, and cash requirements. Although we believe there is reasonable basis for the forward-looking statements, our actual results could be materially different. While it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the risk factors that follow (some of which are discussed in greater detail in the risk factor section of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012). Investors are cautioned that all forward-looking statements involve risks and uncertainties and speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement.

•	Fluctuations in chicken wing prices and yield-per-pound could impact our operating income.

•	If we are unable to successfully open new restaurants, our revenue growth rate and profits may be reduced.

•	We must identify and obtain a sufficient number of suitable new restaurant sites for us to sustain our growth.

•	Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

•
We may experience higher-than-anticipated costs associated with the opening of new restaurants or with the closing, relocating, and remodeling of existing restaurants, which may adversely affect our results of operations.

•	Our restaurants may not achieve market acceptance in the new domestic and international geographic regions we enter.

•	New restaurants added to our existing markets may take sales from existing restaurants.

•	Investments in new or emerging brands may not be successful.

•	Failure of our internal controls over financial reporting could harm our business and financial results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to international market risk related to our cash and cash equivalents and marketable securities. We invest our excess cash in highly liquid short-term investments with maturities of less than one year. These investments are not held for trading or other speculative purposes. We invest with a strategy focused on principal preservation. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and marketable securities and the interest expense we pay on our line of credit, therefore, impact our cash flows and results of operations. We also have trading securities, which are held to generate returns that seek to offset changes in liabilities related to the equity market risk of our deferred compensation arrangements.

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product and supply risks. We negotiate directly with independent suppliers for our supply of food and other products. Domestically, we use members of UniPro Food Services, Inc., a national cooperative of independent food distributors, to distribute these products from the suppliers to our restaurants. We have signed a new distribution contract with McLane Company, Inc. that covers food, paper, and non-food products and began transitioning locations to the new provider in December 2012 with full rollout expected to be completed by June 2013. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices and wing-per-pound yield, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu changes and price increases. We also explore purchasing strategies to lessen the severity of cost and yield fluctuations. Current month chicken wing prices are determined based on the average of the previous month’s spot rates. Chicken wings accounted for approximately 28.8% and 25.7% of our cost of sales in the first quarters of 2013 and 2012, respectively, with a quarterly average price per pound of $2.10 and $1.92, respectively.

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

Date: May 9, 2013	BUFFALO WILD WINGS, INC.

	By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer (principal executive officer)

	By:	/s/ Mary J. Twinem
Mary J. Twinem, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

BUFFALO WILD WINGS, INC.
FORM 10-Q FOR QUARTER ENDED March 31, 2013

Exhibit Number	Description
10.1	Credit Agreement dated as of February 7, 2013 among Buffalo Wild Wings, Inc, the lenders from time to time thento, and Wells Fargo Bank, National Association, as Administrative Agent and Issuing Lender (incorporated by reference to Exhibit 10.1 on our Current Report on Form 8-K filed February 12, 2013)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”