Form 10-Q
period 2013-06-30
BUFFALO WILD WINGS INC
filed 2013-08-07
CIK 1062449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

 The number of shares outstanding of the registrant’s common stock as of August 2, 2013: 18,777,821 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(unaudited)

	June 30, 2013	December 30, 2012
Assets
Current assets:
Cash and cash equivalents	$23,499	21,340
Marketable securities	6,645	9,579
Accounts receivable – net of allowance of $25	18,411	20,203
Inventory	8,598	7,820
Prepaid expenses	2,213	3,869
Refundable income taxes	2,136	4,122
Deferred income taxes	9,336	5,774
Restricted assets	32,316	52,829
Total current assets	103,154	125,536

Property and equipment, net	407,867	386,570
Reacquired franchise rights, net	35,976	37,370
Goodwill	32,533	32,365
Other assets	16,140	9,246
Total assets	$595,670	591,087

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$2,173	1,763
Accounts payable	23,011	36,418
Accrued compensation and benefits	36,368	39,637
Accrued expenses	10,008	11,461
System-wide payables	32,296	51,564
Total current liabilities	103,856	140,843

Long-term liabilities:
Other liabilities	1,939	1,752
Deferred income taxes	38,843	37,128
Deferred lease credits	30,247	27,992
Total liabilities	174,885	207,715

Commitments and contingencies (note 11)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 18,777,706 and 18,623,370, respectively	126,367	121,450
Retained earnings	294,915	262,047
Accumulated other comprehensive loss	(497)	(125)
Total stockholders’ equity	420,785	383,372
Total liabilities and stockholders’ equity	$595,670	591,087

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands except per share data)

(unaudited)

	Three months ended		Six months ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Revenue:
Restaurant sales	$285,403	220,550	569,828	452,866
Franchise royalties and fees	19,604	18,173	39,543	36,979
Total revenue	305,007	238,723	609,371	489,845
Costs and expenses:
Restaurant operating costs:
Cost of sales	86,630	69,799	179,721	141,950
Labor	88,929	66,638	174,760	134,906
Operating	41,212	32,349	82,317	65,146
Occupancy	16,865	13,091	32,991	25,891
Depreciation and amortization	21,084	16,090	41,227	31,621
General and administrative	23,601	20,976	44,898	40,400
Preopening	2,420	1,536	6,691	4,127
Loss on asset disposals and store closures	229	597	800	1,334
Total costs and expenses	280,970	221,076	563,405	445,375
Income from operations	24,037	17,647	45,966	44,470
Investment income (loss)	(84)	(115)	261	295
Earnings before income taxes	23,953	17,532	46,227	44,765
Income tax expense	7,464	5,870	13,359	14,858
Net earnings	$16,489	11,662	32,868	29,907
Earnings per common share – basic	$0.88	0.63	1.75	1.61
Earnings per common share – diluted	0.88	0.62	1.75	1.60
Weighted average shares outstanding – basic	18,768	18,575	18,758	18,565
Weighted average shares outstanding – diluted	18,827	18,660	18,815	18,650

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net earnings	$16,489	11,662	32,868	29,907
Other comprehensive income
Foreign currency translation adjustments	85	(313)	(372)	(178)
Other comprehensive income, net of tax	85	(313)	(372)	(178)
Comprehensive income	16,574	11,349	32,496	29,729

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(unaudited)

	Six months ended
	June 30, 2013	June 24, 2012
Cash flows from operating activities:
Net earnings	$32,868	29,907
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	38,704	30,267
Amortization	2,524	1,354
Loss on asset disposals and store closures	800	1,143
Deferred lease credits	2,105	1,618
Deferred income taxes	(1,542)	(2,245)
Stock-based compensation	4,014	3,919
Excess tax benefit from stock issuance	(147)	(289)
Change in operating assets and liabilities, net of effect of acquisitions:
Trading securities	(348)	(534)
Accounts receivable	3,478	(4,484)
Inventory	(678)	281
Prepaid expenses	1,653	1,090
Other assets	(852)	(1,084)
Unearned franchise fees	410	(45)
Accounts payable	(8,135)	(177)
Income taxes	2,133	6,250
Accrued expenses	(221)	(234)
Net cash provided by operating activities	76,766	66,737
Cash flows for investing activities:
Acquisition of property and equipment	(63,910)	(44,438)
Acquisition of businesses/investments in affiliates	(10,288)	—
Purchase of marketable securities	—	(52,493)
Proceeds from marketable securities	3,282	39,998
Net cash used in investing activities	(70,916)	(56,933)
Cash flows for financing activities:
Proceeds from line of credit	5,000	—
Repayments of line of credit	(5,000)	—
Issuance of common stock	1,152	1,117
Excess tax benefit from stock issuance	147	289
Tax payments for restricted stock units	(4,813)	(8,447)
Net cash used in financing activities	(3,514)	(7,041)
Effect of exchange rate changes on cash and cash equivalents	(177)	(46)
Net increase in cash and cash equivalents	2,159	2,717
Cash and cash equivalents at beginning of period	21,340	20,530
Cash and cash equivalents at end of period	$23,499	23,247

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2013 AND JUNE 24, 2012

(Dollar amounts in thousands except share and per share data)

(unaudited)

(1)      Basis of Financial Statement Presentation

The consolidated financial statements as of June 30, 2013 and December 30, 2012, and for the three-month and six-month periods ended June 30, 2013 and June 24, 2012 have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information as of June 30, 2013 and for the three-month and six-month periods ended June 30, 2013 and June 24, 2012 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

References in the remainder of this document to “company,” “we,” “us” and “our” refer to the business of Buffalo Wild Wings, Inc. and our consolidated subsidiaries.

The financial information as of December 30, 2012 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 30, 2012, which is included in Item 8 in the Fiscal 2012 Annual Report on Form 10-K and should be read in conjunction with such financial statements.

The results of operations for the three-month and six-month periods ended June 30, 2013 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 29, 2013.

(2)      Summary of Significant Accounting Policies

(a)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Cash flows related to inventory sales are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

We purchase products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. One of the primary food products used by our restaurants and our franchised restaurants is chicken wings. Current month chicken wing prices are determined based on the average of the previous month’s spot rates. For the three-month periods ended June 30, 2013 and June 24, 2012, chicken wings were 23.5% and 27.1%, respectively, of restaurant cost of sales. For the six-month periods ended June 30, 2013 and June 24, 2012, chicken wings were 26.2% and 26.4%, respectively, of restaurant cost of sales.

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

(3)       Fair Value Measurements

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets;
•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of June 30, 2013:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$9,585	-	-	9,585
Marketable Securities	6,645	-	-	6,645

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 30, 2012:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$5,280	-	-	5,280
Marketable Securities	6,297	512	-	6,809

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

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the six-month periods ended June 30, 2013 or June 24, 2012.

(4)     Marketable Securities

Marketable securities consisted of the following:

	As of
	June 30, 2013	December 30, 2012
Held-to-maturity
Municipal securities	$—	2,770
Available-for-sale
Municipal securities	—	512
Trading
Mutual funds	6,645	6,297
Total	$6,645	9,579

All held-to-maturity debt securities mature within one year and had an aggregate fair value of $2,770 as of December 30, 2012. Trading securities represent investments held for future needs of our non-qualified deferred compensation plan.

(5)      Property and Equipment

Property and equipment consisted of the following:

	June 30, 2013	December 30, 2012
Construction in process	$15,620	$23,744
Buildings	65,265	53,962
Furniture, fixtures, and equipment	231,702	212,729
Leasehold improvements	345,871	313,354
Property and equipment, gross	658,458	603,789
Less accumulated depreciation	(250,591)	(217,219)
Property and equipment, net	$407,867	$386,570

(6)      Investments in Affiliates

In March 2013, we acquired a minority equity investment in PizzaRev, a California-based restaurant concept that had three fast casual pizza restaurants in California as of June 30, 2013. If certain financial thresholds are met, we have the obligation to make additional investments in PizzaRev. We also have the right to open company-owned locations in certain states. Investments in affiliates is included in other assets in our Consolidated Balance Sheets.

(7)      Revolving Credit Facility

In February 2013, we entered into a three-year $100,000 unsecured revolving credit facility. A loan under the facility shall bear interest at a rate per annum equal to, at our election, either (i) LIBOR for an interest period of one month, reset daily, plus 0.875%, if our consolidated total leverage ratio is less than or equal to 0.50, or plus 1.125% if our total leverage ratio is greater than or equal to 0.51, or (ii) LIBOR for an interest period of one, two, three, six, or twelve months, reset at the end of the selected interest period, plus 0.875%, if our consolidated total leverage ratio is less than or equal to 0.50, or plus 1.125% if our consolidated total leverage ratio is greater than or equal to 0.51. As of June 30, 2013, we had no outstanding balance on the facility.

There is a commitment fee on the average unused portion of the facility at a rate per annum equal to 0.15% if our consolidated total leverage ratio is less than or equal to 0.50, or 0.20% if our consolidated total leverage ratio is greater than or equal to 0.51.

The Credit Agreement requires us to maintain (a) consolidated coverage ratio as of the end of each fiscal quarter at no less than 2.50 to 1.00, (b) consolidated total leverage ratio as of the end of each fiscal quarter at no more than 2.00 to 1.00, and (c) minimum EBITDA during any consecutive four-quarter period at no less than $100,000. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict the right of the Company and its subsidiaries to merge, to lease, sell, or otherwise dispose of assets, to make investments and to grant liens on their assets.

 (8)     Stockholders’ Equity

(a)	Stock Options

We have 5.4 million shares of common stock reserved for issuance under our Equity Incentive Plan (Plan) for our employees, officers, and directors. The exercise price for stock options issued under the Plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven to ten years. Nonqualified stock options issued pursuant to the Plan have varying vesting periods from immediately to four years and have a contractual life of seven to ten years. Incentive stock options may be granted under this Plan until March 12, 2022. We issue new shares of common stock upon exercise of stock options. Option activity is summarized for the six months ended June 30, 2013 as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual Life (years)	Aggregate intrinsic value
Outstanding, December 30, 2012	151,897	$47.97	3.9	$4,232

Granted	39,498	87.53
Exercised	(11,541)	19.80
Cancelled	(378)	11.13
Outstanding, June 30, 2013	179,476	$58.56	4.2	$7,121
Exercisable, June 30, 2013	96,815	41.05	3.0	5,537

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $98.24 as of the last business day of the quarter ended June 30, 2013, which would have been received by the optionees had all options been exercised on that date. As of June 30, 2013, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2,120, which is expected to be recognized over a weighted average period of approximately 2.8 years. During the six-month periods ended June 30, 2013 and June 24, 2012, the total intrinsic value of stock options exercised was $684 and $982, respectively. During the six-month periods ended June 30, 2013 and June 24, 2012, the weighted average grant date fair value of options granted was $37.09 and $43.97. No shares vested during the six-month periods ended June 30, 2013 or June 24, 2012.

The Plan has 1,317,089 shares available for grant as of June 30, 2013.

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

For each grant, restricted stock units meeting the three-year performance criteria will vest as of the end of our fiscal year. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required minimum employee withholding taxes. The Board of Directors are typically granted shares of restricted stock units upon election. These shares vest immediately. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for the first six months of fiscal 2013 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 30, 2012	282,093	$70.64

Granted	158,494	87.52
Vested	(4,530)	86.33
Cancelled	(10,283)	72.69
Outstanding, June 30, 2013	425,774	$76.71

As of June 30, 2013, the total stock-based compensation expense related to nonvested awards not yet recognized was $16,331, which is expected to be recognized over a weighted average period of 2.2 years. The weighted average grant date fair value of restricted stock units granted during the six-month periods ended June 30, 2013 and June 24, 2012 was $87.52 and $93.28, respectively. During the six-month periods ended June 30, 2013 and June 24, 2012, we recognized $3,282 and $3,260, respectively, of stock-based compensation expense related to restricted stock units.

(c)	Employee Stock Purchase Plan

We have reserved 600,000 shares of common stock for issuance under our Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the first six months of 2013 and 2012, we issued 14,505 and 14,505 shares of common stock, respectively, under the ESPP. As of June 30, 2013, we have 233,415 shares available for future issuance under the ESPP.

(9)      Earnings Per Share

The following is a reconciliation of basic and fully diluted earnings per common share for the three-month and six-month periods ended June 30, 2013 and June 24, 2012:

	Three months ended June 30, 2013
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$16,489
Earnings per common share	16,489	18,767,713	$0.88
Effect of dilutive securities – stock options	—	59,128
Earnings per common share – assuming dilution	$16,489	18,826,841	0.88

	Three months ended June 24, 2012
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$11,662
Earnings per common share	11,662	18,574,924	$0.63
Effect of dilutive securities – stock options	—	85,542
Earnings per common share – assuming dilution	$11,662	18,660,466	0.62

	Six months ended June 30, 2013
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$32,868
Earnings per common share	32,868	18,757,714	$1.75
Effect of dilutive securities – stock options	—	57,680
Earnings per common share – assuming dilution	$32,868	18,815,394	1.75

	Six months ended June 24, 2012
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$29,907
Earnings per common share	29,907	18,565,131	$1.61
Effect of dilutive securities – stock options	—	84,696
Earnings per common share – assuming dilution	$29,907	18,649,827	1.60

The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been antidilutive or were performance-granted shares for which the performance criteria had not yet been met:

	Three months ended		Six months ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Stock options	65,789	27,691	46,040	13,845
Restricted stock units	425,774	478,076	425,774	478,076

(10)     Supplemental Disclosures of Cash Flow Information

	Six months ended
	June 30, 2013	June 24, 2012
Cash paid during the period for:
Income taxes	$12,875	10,951
Noncash financing and investing transactions:
Property and equipment not yet paid for	(5,220)	1,604

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

Critical Accounting Estimates

Our most critical accounting estimates, which are those that require significant judgment, include: valuation of long-lived assets and store closing reserves, goodwill, vendor allowances, revenue recognition related to franchise operations, self-insurance liabilities, and stock-based compensation. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 30, 2012. There have been no changes to those policies during this period.

Overview

As of June 30, 2013, we owned and operated 407 company-owned and franchised an additional 525 Buffalo Wild Wings® Grill & Bar restaurants in North America. We believe that we will grow the Buffalo Wild Wings brand to about 1,700 locations in North America, continuing the strategy of developing both company-owned and franchised restaurants.

We believe we will open 58 company-owned and 45 franchised restaurants in 2013. With continued same-store sales momentum and moderating wing costs, and our disciplined management of labor, we are confident we will achieve 17% net earnings growth for 2013, equating to 25% on a 52-week basis. Our growth and success depend on several factors and trends. First, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, therefore, cash flow per location. We remain committed to high quality operations and guest experience.

Our revenue is generated by:

•

Sales at our company-owned restaurants, which represented 94% of total revenue in the second quarter of 2013. Food and nonalcoholic beverages accounted for 78% of restaurant sales. The remaining 22% of restaurant sales was from alcoholic beverages. The menu items with the highest sales volume are boneless and traditional wings at 20% and 19%, respectively, of total restaurant sales.

•	Royalties and franchise fees received from our franchisees.

A second factor is our success in developing restaurants in new markets or countries. There are inherent risks in opening new restaurants, especially in new markets or countries, including the lack of experience, logistical support, and brand awareness. These factors may result in lower than anticipated sales and cash flow for restaurants in new markets, along with higher preopening costs. We believe our focus on new restaurant opening procedures, along with our expanding North American and international presence, will help to mitigate the overall risk associated with opening restaurants in new markets.

Third, we continue to monitor and react to changes in our cost of goods sold. The cost of goods sold is difficult to predict, as it has ranged from 30.4% to 32.7% of restaurant sales per quarter in our 2012 fiscal year and year-to-date in 2013, mostly due to price and yield fluctuations in chicken wings. We are focused on minimizing the impact of rising costs per wing, which includes both price increases and yield fluctuations. Our efforts include new purchasing strategies, menu price increases, reduced food waste, as well as marketing promotions, menu additions, and menu changes that effect the percent that chicken wings represent in terms of total restaurant sales. We will continue to monitor the cost of chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. Current month chicken wing prices are determined based on the average of the previous month’s spot rates.

We generate cash from the operation of company-owned restaurants and from franchise royalties and fees. We highlight the specific costs associated with the ongoing operation of our company-owned restaurants in the consolidated statement of earnings under “Restaurant operating costs.” Our depreciation and amortization expense consists of depreciation related to assets used by our company-owned restaurants and amortization of reacquired franchise rights. Preopening costs are those costs associated with opening new company-owned restaurants and will vary quarterly based on the number of new locations opening and under construction. Loss on asset disposals and store closures expense is related to company-owned restaurants and includes the costs associated with closures of locations and normal asset retirements. General and administrative expenses are related to home office and field support provided to both company-owned restaurants and franchising operations.

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Both of the second quarters of 2013 and 2012 consisted of 13 weeks. The fiscal year ended December 30, 2012 was a 53-week year, with the fourth quarter having 14 weeks. Our next 53-week year will occur in 2017.

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

	Three months ended		Six months ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Revenue:
Restaurant sales	93.6%	92.4%	93.5%	92.5%
Franchising royalties and fees	6.4	7.6	6.5	7.5
Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Restaurant operating costs:
Cost of sales	30.4	31.6	31.5	31.3
Labor	31.2	30.2	30.7	29.8
Operating	14.4	14.7	14.4	14.4
Occupancy	5.9	5.9	5.8	5.7
Depreciation and amortization	6.9	6.7	6.8	6.5
General and administrative	7.7	8.8	7.4	8.2
Preopening	0.8	0.6	1.1	0.8
Loss on asset disposals and store closures	0.1	0.3	0.1	0.3
Total costs and expenses	92.1	92.6	92.5	90.9
Income from operations	7.9	7.4	7.5	9.1
Investment income (loss)	(0.0)	(0.0)	0.0	0.1
Earnings before income taxes	7.9	7.3	7.6	9.1
Income tax expense	2.4	2.5	2.2	3.0
Net earnings	5.4	4.9	5.4	6.1

The number of company-owned and franchised restaurants open are as follows:

	As of
	June 30, 2013	June 24, 2012
Company-owned restaurants	407	330
Franchised restaurants	525	505

The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

	Three months ended		Six months ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Company-owned restaurant sales	$285,403	$220,550	$569,828	$452,866
Franchised restaurant sales	390,154	359,296	787,706	731,630

Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

	Three months ended		Six months ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Company-owned same-store sales	3.8%	5.3%	2.6%	7.3%
Franchised same-store sales	4.1	5.5	3.1	6.4

The average prices paid per pound for chicken wings for company-owned restaurants are as follows:

	Three months ended		Six months ended
	June 30, 2013	June 24, 2012	June 30, 2013	June 24, 2012
Average price per pound	$1.61	$1.90	1.86	1.91

Results of Operations for the Three Months Ended June 30, 2013 and June 24, 2012

Restaurant sales increased by $64.9 million, or 29.4%, to $285.4 million in 2013 from $220.6 million in 2012. The increase in restaurant sales was due to a $57.1 million increase associated with 27 new company-owned restaurants that opened or were acquired in 2013 and the company-owned restaurants that opened or were acquired before 2013 that did not meet the criteria for same-store sales for all or part of the three-month period, and $7.8 million related to a 3.8% increase in same-store sales.

Franchise royalties and fees increased by $1.4 million, or 7.9%, to $19.6 million in 2013 from $18.2 million in 2012. The increase was primarily due to royalties related to additional sales at 20 more franchised restaurants in operation at the end of the period compared to prior year, and an increase in same-store sales for franchised restaurants of 4.1% in the second quarter of 2013.

Cost of sales increased by $16.8 million, or 24.1%, to $86.6 million in 2013 from $69.8 million in 2012 due primarily to more restaurants being operated in 2013. Cost of sales as a percentage of restaurant sales decreased to 30.4% in 2013 from 31.6% in 2012. Cost of sales as a percentage of restaurant sales increased primarily due to lower chicken wing prices and a shift in sales mix to boneless wings partially offset by lower wing-per-pound yields. For the second quarter of 2013, the cost of chicken wings averaged $1.61 per pound which was a 15.3% decrease over the same period in 2012.

Labor expenses increased by $22.3 million, or 33.5%, to $88.9 million in 2013 from $66.6 million in 2012 due primarily to more restaurants being operated in 2013. Labor expenses as a percentage of restaurant sales increased to 31.2% in 2013 from 30.2% in 2012. Cost of labor as a percentage of restaurant sales increased primarily due to higher costs associated with our new Guest Experience Business Model.

Operating expenses increased by $8.9 million, or 27.4%, to $41.2 million in 2013 from $32.3 million in 2012 due primarily to more restaurants being operated in 2013. Operating expenses as a percentage of restaurant sales decreased to 14.4% in 2013 from 14.7% in 2012. The decrease in operating expenses as a percentage of restaurant sales is primarily due to lower utility and insurance costs.

Occupancy expenses increased by $3.8 million, or 28.8%, to $16.9 million in 2013 from $13.1 million in 2012 due primarily to more restaurants being operated in 2013. Occupancy expenses as a percentage of restaurant sales remained consistent at 5.9% in 2013 and 2012.

Depreciation and amortization increased by $5.0 million, or 31.0%, to $21.1 million in 2013 from $16.1 million in 2012. The increase was primarily due to the additional depreciation related to the 77 additional company-owned restaurants compared to the second quarter of 2012 and incremental amortization related to the acquisition of franchised restaurants.

General and administrative expenses increased by $2.6 million, or 12.5%, to $23.6 million in 2013 from $21.0 million in 2012 primarily due to additional headcount. General and administrative expenses as a percentage of total revenue decreased to 7.7% in 2013 from 8.8% in 2012. Exclusive of stock-based compensation, our general and administrative expenses as a percentage of revenue decreased to 6.7% in 2013 from 7.7% in 2012 primarily due to leveraging of salaries and cash incentive and lower wages for management training.

Preopening costs increased by $884,000 to $2.4 million in 2013 from $1.5 million in 2012. In 2013, we incurred costs of $1.8 million for 10 new company-owned restaurants opened in the second quarter of 2013 and costs of $533,000 for restaurants that will open in the third quarter of 2013 or later. In 2012, we incurred costs of $598,000 for four new company-owned restaurants opened in the second quarter of 2012 and costs of $951,000 for restaurants that opened in the third quarter of 2012 or later.

Loss on asset disposals and store closures decreased by $368,000 to $229,000 in 2013 from $597,000 in 2012. In 2013, the loss was related the write-off of miscellaneous equipment and disposals due to remodels. In 2012, the loss was related to the write-off of equipment related to the rollout of new point-of-sale and back-office systems of $276,000 and the write-off of miscellaneous equipment and disposals due to remodels.

Investment loss was $84,000 and $115,000 in 2013 and 2012, respectively. The loss in the second quarters of 2013 and 2012 were primarily related to investments held for our deferred compensation plan. Cash and marketable securities balances at the end of the second quarter totaled $30.1 million in 2013 compared to $76.2 million at the end of the second quarter of 2012.

Provision for income taxes increased $1.6 million to $7.5 million in 2013 from $5.9 million in 2012. The effective tax rate as a percentage of income before taxes decreased to 31.2% in 2013 from 33.5% in 2012.

Results of Operations for the Six Months Ended June 30, 2013 and June 24, 2012

Restaurant sales increased by $117.0 million, or 25.8%, to $569.8 million in 2013 from $452.9 million in 2012. The increase in restaurant sales was due to a $106.3 million increase associated with 27 new company-owned restaurants that opened or were acquired in 2013 and the company-owned restaurants that opened or were acquired before 2013 that did not meet the criteria for same-store sales for all or part of the six-month period, and $10.7 million related to a 2.6% increase in same-store sales.

Franchise royalties and fees increased by $2.6 million, or 6.9%, to $39.5 million in 2013 from $37.0 million in 2012. The increase was primarily due to royalties related to additional sales at 20 more franchised restaurants in operation at the end of the period compared to prior year, and an increase in same-store sales for franchised restaurants of 3.1% in the first six months of 2013.

Cost of sales increased by $37.8 million, or 26.6%, to $179.7 million in 2013 from $142.0 million in 2012 due primarily to more restaurants being operated in 2013. Cost of sales as a percentage of restaurant sales increased to 31.5% in 2013 from 31.3% in 2012. Cost of sales as a percentage of restaurant sales increased primarily due to lower wing-per-pound yields partially offset by lower chicken wing prices. For the first six months of 2013, the cost of chicken wings averaged $1.86 per pound which was a 2.6% decrease over the same period in 2012.

Labor expenses increased by $39.9 million, or 29.5%, to $174.8 million in 2013 from $134.9 million in 2012 due primarily to more restaurants being operated in 2013. Labor expenses as a percentage of restaurant sales increased to 30.7% in 2013 from 29.8% in 2012. Cost of labor as a percentage of restaurant sales increased primarily due to higher costs associated with our new Guest Experience Business Model.

Operating expenses increased by $17.2 million, or 26.4%, to $82.3 million in 2013 from $65.1 million in 2012 due primarily to more restaurants being operated in 2013. Operating expenses as a percentage of restaurant sales remained consistent at 14.4% in 2013 and 2012.

Occupancy expenses increased by $7.1 million, or 27.4%, to $33.0 million in 2013 from $25.9 million in 2012 due primarily to more restaurants being operated in 2013. Occupancy expenses as a percentage of restaurant sales increased to 5.8% in 2013 from 5.7% in 2012 due primarily to deleveraging rent costs with the lower same-store sales increase.

Depreciation and amortization increased by $9.6 million, or 30.4%, to $41.2 million in 2013 from $31.6 million in 2012. The increase was primarily due to the additional depreciation related to the 77 additional company-owned restaurants compared to the second quarter of 2012 and incremental amortization related to the acquisition of franchised restaurants.

General and administrative expenses increased by $4.5 million, or 11.1%, to $44.9 million in 2013 from $40.4 million in 2012 primarily due to additional headcount. General and administrative expenses as a percentage of total revenue decreased to 7.4% in 2013 from 8.2% in 2012. Exclusive of stock-based compensation, our general and administrative expenses as a percentage of revenue decreased to 6.7% in 2013 from 7.4% in 2012 primarily due to leveraging of salaries and cash incentive, lower travel-related expenses, and lower wages for management training

Preopening costs increased by $2.6 million to $6.7 million in 2013 from $4.1 million in 2012. In 2013, we incurred costs of $6.1 million for 24 new company-owned restaurants opened in the first six months of 2013 and costs of $548,000 for restaurants that will open in the third quarter of 2013 or later. In 2012, we incurred costs of $3.0 million for 14 new company-owned restaurants opened in the first six months of 2012 and costs of $1.2 million for restaurants that opened in the third quarter of 2012 or later.

Loss on asset disposals and store closures decreased by $534,000 to $800,000 in 2013 from $1.3 million in 2012. In 2013, the loss was related to the write-off of miscellaneous equipment and disposals due to remodels. In 2012, the loss was related to store closures related to three store closures of $347,000, write-offs related to the rollout of new point-of-sale and back-office systems of $276,000, and the write-off of miscellaneous equipment and disposals due to remodels.

Investment income was $261,000 and $295,000 in 2013 and 2012, respectively. The income in 2013 and 2012 was primarily related to investments held for our deferred compensation plan. Cash and marketable securities balances at the end of the second quarter totaled $30.1 million in 2013 compared to $76.2 million at the end of the second quarter of 2012.

Provision for income taxes decreased $1.5 million to $13.4 million in 2013 from $14.9 million in 2012. The decrease in the effective tax rate was primarily due to the favorable impact of the American Taxpayer Relief Act of 2012 that was enacted this year. The effective tax rate as a percentage of income before taxes decreased to 28.9% in 2013 from 33.2% in 2012. For 2013, our effective annual tax rate is estimated at approximately 30%.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for constructing, remodeling and maintaining our new and existing company-owned restaurants; working capital; acquisitions; and other general business needs. We fund these expenses, except for acquisitions and emerging brands, primarily with cash from operations. Depending on the size of the transaction, acquisitions or investments in emerging brands would generally be funded from cash balances or using our line of credit. The cash balance at June 30, 2013 was $23.5 million. We invest our cash balances in money market funds with the focus on protection of principal, adequate liquidity, and return on investment based on risk. Our marketable securities balance consists of mutual funds held for our deferred compensation plan.

For the six months ended June 30, 2013, net cash provided by operating activities was $76.8 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, and a decrease in accounts receivable, partially offset by a decrease in accounts payable. The decrease in accounts receivable was primarily due to lower credit card receivables at the end of the quarter. The decrease in accounts payable was primarily due to seasonality resulting in lower purchasing volumes in the week prior to quarter-end compared to year-end.

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

For the six months ended June 30, 2013 and June 24, 2012, net cash used in investing activities was $70.9 million and $56.9 million, respectively. Investing activities for 2013 included $63.9 million for acquisitions of property and equipment related to the additional company-owned restaurants and restaurants under construction and $10.3 million for the acquisitions of businesses and investments in affiliates. Investing activities for 2012 included $44.4 million for acquisitions of property and equipment related to the additional company-owned restaurants and restaurants under construction. During the first six months of 2013 and 2012, we opened or acquired 27 and 14 restaurants, respectively. For the full year of 2013, we expect capital expenditures of approximately $125.8 million for the cost of 58 new or relocated company-owned restaurants, $8.2 million for technology improvements on our restaurant and corporate systems, and $20.9 million for capital expenditures at our existing restaurants. In the first six months of 2013, we received proceeds of $3.3 million as our marketable securities matured or were sold. In the first six months of 2012, we purchased $52.5 million of marketable securities and received proceeds of $40.0 million as these investments matured or were sold.

For the six months ended June 30, 2013 and June 24, 2012, net cash used in financing activities was $3.5 million and $7.0 million, respectively. Net cash used in financing activities for 2013 resulted primarily from proceeds the exercise of stock options of $1.2 million and the excess tax benefit from stock issuance of $147,000, offset by tax payments for restricted stock units of $4.8 million,. Net cash used in financing activities for 2012 resulted from tax payments for restricted stock units of $8.4 million, offset by proceeds from the exercise of stock options of $1.1 million and the excess tax benefit from stock issuance of $289,000. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2013.

Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. We own the buildings in which 26% of our restaurants operate and therefore have a limited ability to enter into sale-leaseback transactions as a potential source of cash.

The following table presents a summary of our contractual operating lease obligations and commitments as of June 30, 2013:

		Payments Due By Period (in thousands)
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$502,897	53,720	103,375	93,087	252,715
Lease commitments for restaurants under development	82,364	3,248	10,597	10,651	57,868
Total	$585,261	56,968	113,972	103,738	310,583

We believe the cash flows from our operating activities and our balance of cash will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Depending on the size of the transaction, acquisitions or investments in emerging brands would generally be funded from cash balances or using our line of credit. Our future cash outflows related to income tax uncertainties amounted to $882,000 as of June 30, 2013. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

Off-Balance Sheet Arrangements

As of June 30, 2013, we had no off-balance sheet arrangements or transactions.

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

●	Fluctuations in chicken wing prices and yield-per-pound could impact our operating income.

●	If we are unable to successfully open new restaurants, our revenue growth rate and profits may be reduced.

●	We must identify and obtain a sufficient number of suitable new restaurant sites for us to sustain our growth.

●	Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

●

We may experience higher-than-anticipated costs associated with the opening of new restaurants or with the closing, relocating, and remodeling of existing restaurants, which may adversely affect our results of operations.

●	Our restaurants may not achieve market acceptance in the new domestic and international geographic regions we enter.

●	New restaurants added to our existing markets may take sales from existing restaurants.

●	Investments in new or emerging brands may not be successful.

●	Failure of our internal controls over financial reporting could harm our business and financial results.

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. Domestically, we have signed a distribution contract with McLane Company, Inc. that covers food, paper, and non-food products. We completed the transition to McLane during the second quarter of 2013. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. One of the primary food products used by company-owned and franchised restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. Chicken wings accounted for approximately 23.5% and 27.1% of our cost of sales in the second quarters of 2013 and 2012, respectively, with a quarterly average price per pound of $1.61 and $1.90, respectively.

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

Date: August 7, 2013	BUFFALO WILD WINGS, INC.

	By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer (principal executive officer)

	By:	/s/ Mary J. Twinem
Mary J. Twinem, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

BUFFALO WILD WINGS, INC.

FORM 10-Q FOR QUARTER ENDED JUNE 30, 2013

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