Form 10-Q
period 2013-09-29
BUFFALO WILD WINGS INC
filed 2013-11-07
CIK 1062449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

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

 The number of shares outstanding of the registrant’s common stock as of October 18, 2013: 18,779,984 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(unaudited)

	September 29, 2013	December 30, 2012
Assets
Current assets:
Cash and cash equivalents	$36,671	21,340
Marketable securities	7,126	9,579
Accounts receivable – net of allowance of $25	21,964	20,203
Inventory	8,958	7,820
Prepaid expenses	4,090	3,869
Refundable income taxes	—	4,122
Deferred income taxes	9,908	5,774
Restricted assets	37,013	52,829
Total current assets	125,730	125,536

Property and equipment, net	422,833	386,570
Reacquired franchise rights, net	34,690	37,370
Goodwill	32,533	32,365
Other assets	16,061	9,246
Total assets	$631,847	591,087
Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$2,228	1,763
Income tax payable	1,750	—
Accounts payable	27,849	36,418
Accrued compensation and benefits	34,591	39,637
Accrued expenses	13,168	11,461
System-wide payables	37,111	51,564
Total current liabilities	116,697	140,843

Long-term liabilities:
Other liabilities	1,961	1,752
Deferred income taxes	39,358	37,128
Deferred lease credits	31,647	27,992
Total liabilities	189,663	207,715

Commitments and contingencies (note 11)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized; none issued	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 18,779,934 and 18,623,370, respectively	129,981	121,450
Retained earnings	312,786	262,047
Accumulated other comprehensive loss	(583)	(125)
Total stockholders’ equity	442,184	383,372
Total liabilities and stockholders’ equity	$631,847	591,087

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands except per share data)

(unaudited)

	Three months ended		Nine months ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Revenue:
Restaurant sales	$295,693	228,418	865,521	681,284
Franchise royalties and fees	20,108	18,441	59,651	55,420
Total revenue	315,801	246,859	925,172	736,704
Costs and expenses:
Restaurant operating costs:
Cost of sales	88,689	71,263	268,410	213,213
Labor	89,740	68,804	264,500	203,710
Operating	44,668	34,626	126,985	99,772
Occupancy	17,276	13,458	50,267	39,349
Depreciation and amortization	21,587	16,818	62,814	48,439
General and administrative	24,664	21,813	69,562	62,213
Preopening	2,991	4,535	9,682	8,662
Loss on asset disposals and store closures	902	788	1,702	2,122
Total costs and expenses	290,517	232,105	853,922	677,480
Income from operations	25,284	14,754	71,250	59,224
Investment income	383	418	644	713
Earnings before income taxes	25,667	15,172	71,894	59,937
Income tax expense	7,796	4,464	21,155	19,322
Net earnings	$17,871	10,708	50,739	40,615
Earnings per common share – basic	$0.95	0.58	2.70	2.19
Earnings per common share – diluted	0.95	0.57	2.69	2.17
Weighted average shares outstanding – basic	18,779	18,589	18,765	18,573
Weighted average shares outstanding – diluted	18,889	18,723	18,842	18,675

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net earnings	$17,871	10,708	50,739	40,615
Other comprehensive income
Foreign currency translation adjustments	(86)	660	(458)	482
Other comprehensive income, net of tax	(86)	660	(458)	482
Comprehensive income	17,785	11,368	50,281	41,097

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(unaudited)

	Nine months ended
	September 29, 2013	September 23, 2012
Cash flows from operating activities:
Net earnings	$50,739	40,615
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	59,004	46,409
Amortization	3,810	2,030
Loss on asset disposals and store closures	1,682	1,757
Deferred lease credits	3,852	2,966
Deferred income taxes	(1,547)	(3,612)
Stock-based compensation	7,290	6,207
Excess tax benefit from stock issuance	(399)	(2,024)
Change in operating assets and liabilities, net of effect of acquisitions:
Trading securities	(829)	(850)
Accounts receivable	(266)	(7,712)
Inventory	(1,039)	(199)
Prepaid expenses	(225)	583
Other assets	(772)	(1,826)
Unearned franchise fees	465	(37)
Accounts payable	(6,925)	2,088
Income taxes	6,271	7,230
Accrued expenses	1,283	13,162
Net cash provided by operating activities	122,394	106,787
Cash flows for investing activities:
Acquisition of property and equipment	(96,552)	(79,007)
Acquisition of businesses/investments in affiliates	(10,288)	—
Purchase of marketable securities	—	(123,943)
Proceeds from marketable securities	3,282	112,238
Net cash used in investing activities	(103,558)	(90,712)
Cash flows for financing activities:
Proceeds from line of credit	5,000	—
Repayments of line of credit	(5,000)	—
Issuance of common stock	1,237	1,147
Excess tax benefit from stock issuance	399	2,024
Tax payments for restricted stock units	(4,813)	(8,447)
Net cash used in financing activities	(3,177)	(5,276)
Effect of exchange rate changes on cash and cash equivalents	(328)	(7)
Net increase in cash and cash equivalents	15,331	10,792
Cash and cash equivalents at beginning of period	21,340	20,530
Cash and cash equivalents at end of period	$36,671	31,322

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 29, 2013 AND SEPTEMBER 23, 2012

(Dollar amounts in thousands except share and per share data)

(unaudited)

(1)      Basis of Financial Statement Presentation

The consolidated financial statements as of September 29, 2013 and December 30, 2012, and for the three-month and nine-month periods ended September 29, 2013 and September 23, 2012 have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information as of September 29, 2013 and for the three-month and nine-month periods ended September 29, 2013 and September 23, 2012 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

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

The results of operations for the three-month and nine-month periods ended September 29, 2013 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 29, 2013.

(2)      Summary of Significant Accounting Policies

(a)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Cash flows related to inventory sales are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

We purchase products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. One of the primary food products used by our restaurants and our franchised restaurants is chicken wings. Current month chicken wing prices are determined based on the average of the previous month’s spot rates. For the three-month periods ended September 29, 2013 and September 23, 2012, chicken wings were 23.7% and 28.2%, respectively, of restaurant cost of sales. For the nine-month periods ended September 29, 2013 and September 23, 2012, chicken wings were 25.4% and 27.0%, respectively, of restaurant cost of sales.

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

(3)       Fair Value Measurements

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets;
•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of September 29, 2013:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$26,585	—	—	26,585
Marketable Securities	7,126	—	—	7,126

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 30, 2012:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$5,280	—	—	5,280
Marketable Securities	6,297	512	—	6,809

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

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the nine-month periods ended September 29, 2013 or September 23, 2012.

(4)     Marketable Securities

Marketable securities consisted of the following:

	As of
	September 29, 2013	December 30, 2012
Held-to-maturity
Municipal securities	$—	2,770
Available-for-sale
Municipal securities	—	512
Trading
Mutual funds	7,126	6,297
Total	$7,126	9,579

All held-to-maturity debt securities mature within one year and had an aggregate fair value of $2,770 as of December 30, 2012. Trading securities represent investments held for future needs of our non-qualified deferred compensation plan.

(5)      Property and Equipment

Property and equipment consisted of the following:

	September 29, 2013	December 30, 2012
Construction in process	$26,002	23,744
Buildings	67,306	53,962
Furniture, fixtures, and equipment	240,156	212,729
Leasehold improvements	356,777	313,354
Property and equipment, gross	690,241	603,789
Less accumulated depreciation	(267,408)	(217,219)
Property and equipment, net	$422,833	386,570

(6)     Investments in Affiliates

In March 2013, we acquired a minority equity investment in PizzaRev, a California-based restaurant concept that had five fast casual pizza restaurants in California as of September 29, 2013. If certain financial thresholds are met, we have the obligation to make additional investments in PizzaRev. We also have the right to open company-owned locations in certain states. Investments in affiliates is included in other assets in our Consolidated Balance Sheets.

(7)     Revolving Credit Facility

In February 2013, we entered into a three-year $100,000 unsecured revolving credit facility. A loan under the facility shall bear interest at a rate per annum equal to, at our election, either (i) LIBOR for an interest period of one month, reset daily, plus 0.875%, if our consolidated total leverage ratio is less than or equal to 0.50, or plus 1.125% if our total leverage ratio is greater than or equal to 0.51, or (ii) LIBOR for an interest period of one, two, three, six, or twelve months, reset at the end of the selected interest period, plus 0.875%, if our consolidated total leverage ratio is less than or equal to 0.50, or plus 1.125% if our consolidated total leverage ratio is greater than or equal to 0.51. As of September 29, 2013, we had no outstanding balance on the facility.

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

 (8)    Stockholders’ Equity

(a)     Stock Options

We have 5.4 million shares of common stock reserved for issuance under our Equity Incentive Plan (Plan) for our employees, officers, and directors. The exercise price for stock options issued under the Plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven to ten years. Nonqualified stock options issued pursuant to the Plan have varying vesting periods from immediately to four years and have a contractual life of seven to ten years. Incentive stock options may be granted under this Plan until March 12, 2022. We issue new shares of common stock upon exercise of stock options. Option activity is summarized for the nine months ended September 29, 2013 as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, December 30, 2012	151,897	$47.97	3.9	$4,232

Granted	39,498	87.53
Exercised	(13,769)	22.78
Cancelled	(1,812)	62.15
Outstanding, September 29, 2013	175,814	$58.68	4.0	$8,934
Exercisable, September 29, 2013	94,587	41.12	2.8	6,468

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $109.50 as of the last business day of the quarter ended September 29, 2013, which would have been received by the optionees had all options been exercised on that date. As of September 29, 2013, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,838, which is expected to be recognized over a weighted average period of approximately 2.6 years. During the nine-month periods ended September 29, 2013 and September 23, 2012, the total intrinsic value of stock options exercised was $833 and $1,183, respectively. During the nine-month periods ended September 29, 2013 and September 23, 2012, the weighted average grant date fair value of options granted was $37.09 and $43.97. No shares vested during the nine-month periods ended September 29, 2013 or September 23, 2012.

The Plan has 1,335,150 shares available for grant as of September 29, 2013.

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

For each grant, restricted stock units meeting the three-year performance criteria will vest as of the end of our fiscal year. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required minimum employee withholding taxes. The Board of Directors are typically granted shares of restricted stock units upon election. These shares vest immediately. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for the first nine months of fiscal 2013 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 30, 2012	282,093	$70.64

Granted	162,992	87.67
Vested	(4,530)	86.33
Cancelled	(15,893)	72.88
Outstanding, September 29, 2013	424,662	$76.93

As of September 29, 2013, the total stock-based compensation expense related to nonvested awards not yet recognized was $14,270, which is expected to be recognized over a weighted average period of 2.0 years. The weighted average grant date fair value of restricted stock units granted during the nine-month periods ended September 29, 2013 and September 23, 2012 was $87.67 and $93.23, respectively. During the nine-month periods ended September 29, 2013 and September 23, 2012, we recognized $6,133 and $5,205, respectively, of stock-based compensation expense related to restricted stock units.

(c)    Employee Stock Purchase Plan

We have reserved 600,000 shares of common stock for issuance under our Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the first nine months of 2013 and 2012, we issued 14,505 and 14,505 shares of common stock, respectively, under the ESPP. As of September 29, 2013, we have 233,415 shares available for future issuance under the ESPP.

(9)      Earnings Per Share

The following is a reconciliation of basic and fully diluted earnings per common share for the three-month and nine-month periods ended September 29, 2013 and September 23, 2012:

	Three months ended September 29, 2013
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$17,871
Earnings per common share	17,871	18,778,675	$0.95
Effect of dilutive securities – stock options	—	67,385
Effect of dilutive securities – restricted stock units	—	42,486
Earnings per common share – assuming dilution	$17,871	18,888,546	0.95

	Three months ended September 23, 2012
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$10,708
Earnings per common share	10,708	18,588,598	$0.58
Effect of dilutive securities – stock options	—	80,487
Effect of dilutive securities – restricted stock units	—	54,197
Earnings per common share – assuming dilution	$10,708	18,723,282	0.57

	Nine months ended September 29, 2013
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$50,739
Earnings per common share	50,739	18,764,701	$2.70
Effect of dilutive securities – stock options	—	63,331
Effect of dilutive securities – restricted stock units	—	14,162
Earnings per common share – assuming dilution	$50,739	18,842,194	2.69

	Nine months ended September 23, 2012
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$40,615
Earnings per common share	40,615	18,572,953	$2.19
Effect of dilutive securities – stock options	—	83,819
Effect of dilutive securities – restricted stock units	—	18,066
Earnings per common share – assuming dilution	$40,615	18,674,838	2.17

The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been antidilutive or were performance-granted shares for which the performance criteria had not yet been met:

	Three months ended		Nine months ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Stock options	62,977	27,506	64,783	18,399
Restricted stock units	382,176	403,777	410,500	439,908

(10)    Supplemental Disclosures of Cash Flow Information

	Nine months ended
	September 29, 2013	September 23, 2012
Cash paid during the period for:
Income taxes	$16,649	15,880
Noncash financing and investing transactions:
Property and equipment not yet paid for	1,571	5,374

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

We are currently monitoring several restaurants in regards to the valuation of long-lived assets. Based on our current estimates of the future operating results of these restaurants, we believe that the assets at these restaurants are not impaired. As we periodically refine our estimated future operating results, changes in our estimates and assumptions may cause us to realize impairment charges in the future. We do not believe that these charges would be material.

Overview

As of September 29, 2013, we owned and operated 415 company-owned and franchised an additional 534 Buffalo Wild Wings® Grill & Bar restaurants in the United States and Canada. We believe that we will grow the Buffalo Wild Wings brand to about 1,700 locations in the United States and Canada, continuing the strategy of developing both company-owned and franchised restaurants.

We believe we will open 54 company-owned and 53 franchised restaurants in the United States and Canada in 2013. In addition to this growth, we expect our franchisees in Mexico to open two locations in 2013, the first restaurants to open outside of the United States and Canada. With the strength from our net earnings growth in the first nine months of the year, positive momentum in same-store sales, and improved cost of sales as a percent of restaurant sales versus last year, we believe we will achieve 20% net earnings growth for 2013, equating to 28% on a 52-week basis. Our growth and success depend on several factors and trends. First, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, therefore, cash flow per location. We remain committed to high quality operations and guest experience.

Our revenue is generated by:

•

Sales at our company-owned restaurants, which represented 94% of total revenue in the third quarter of 2013. Food and nonalcoholic beverages accounted for 79% of restaurant sales. The remaining 21% of restaurant sales was from alcoholic beverages. The menu items with the highest sales volume are boneless and traditional wings at 21% and 20%, respectively, of total restaurant sales.

•	Royalties and franchise fees received from our franchisees.

A second factor is our success in developing restaurants including international locations. There are inherent risks in opening new restaurants, especially in new markets or countries, including the lack of experience, logistical support, and brand awareness. These factors may result in lower-than-anticipated sales and cash flow for restaurants in new markets, along with higher preopening costs. We believe our focus on new restaurant opening procedures, along with our expanding North American and international presence, will help to mitigate the overall risk associated with opening restaurants in new markets.

Third, we continue to monitor and react to changes in our cost of goods sold. The cost of goods sold is difficult to predict, as it has ranged from 30.0% to 32.7% of restaurant sales per quarter in our 2012 fiscal year and year-to-date in 2013, mostly due to price and yield fluctuations in chicken wings. We are focused on minimizing the impact of rising costs per wing, which includes both price increases and yield fluctuations. Our efforts include new purchasing strategies, menu price increases, reduced food waste, as well as marketing promotions, menu additions, and menu changes that effect the percent that chicken wings represent in terms of total restaurant sales. We will continue to monitor the cost of chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. Current month chicken wing prices are determined based on the average of the previous month’s spot rates.

We generate cash from the operation of company-owned restaurants and from franchise royalties and fees. We highlight the specific costs associated with the ongoing operation of our company-owned restaurants in the consolidated statement of earnings under “Restaurant operating costs.” Our depreciation and amortization expense consists of primarily depreciation related to assets used by our company-owned restaurants and amortization of reacquired franchise rights. Preopening costs are those costs associated with opening new company-owned restaurants and will vary quarterly based on the number of new locations opening and under construction. Loss on asset disposals and store closures expense is related to company-owned restaurants and includes the costs associated with closures of locations and normal asset retirements. General and administrative expenses are related to home office and field support provided to both company-owned restaurants and franchising operations.

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Both of the third quarters of 2013 and 2012 consisted of 13 weeks. The fiscal year ended December 30, 2012 was a 53-week year, with the fourth quarter having 14 weeks. Our next 53-week year will occur in 2017.

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

	Three months ended		Nine months ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Revenue:
Restaurant sales	93.6%	92.5%	93.6%	92.5%
Franchising royalties and fees	6.4	7.5	6.4	7.5
Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Restaurant operating costs:
Cost of sales	30.0	31.2	31.0	31.3
Labor	30.3	30.1	30.6	29.9
Operating	15.1	15.2	14.7	14.6
Occupancy	5.8	5.9	5.8	5.8
Depreciation and amortization	6.8	6.8	6.8	6.6
General and administrative	7.8	8.8	7.5	8.4
Preopening	0.9	1.8	1.0	1.2
Loss on asset disposals and store closures	0.3	0.3	0.2	0.3
Total costs and expenses	92.0	94.0	92.3	92.0
Income from operations	8.0	6.0	7.7	8.0
Investment income	0.1	0.2	0.1	0.1
Earnings before income taxes	8.1	6.1	7.8	8.1
Income tax expense	2.5	1.8	2.3	2.6
Net earnings	5.7%	4.3%	5.5%	5.5%

The number of company-owned and franchised restaurants open are as follows:

	As of
	September 29, 2013	September 23, 2012
Company-owned restaurants	415	343
Franchised restaurants	534	511

The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Company-owned restaurant sales	$295,693	228,418	865,521	681,284
Franchised restaurant sales	403,095	364,467	1,190,801	1,096,097

Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

	Three months ended		Nine months ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Company-owned same-store sales	4.8%	6.2%	3.4%	6.9%
Franchised same-store sales	3.9	5.8	3.4	6.2

The average prices paid per pound for chicken wings are as follows:

	Three months ended		Nine months ended
	September 29, 2013	September 23, 2012	September 29, 2013	September 23, 2012
Average price per pound	$1.71	1.97	1.80	1.93

Results of Operations for the Three Months Ended September 29, 2013 and September 23, 2012

Restaurant sales increased by $67.3 million, or 29.5%, to $295.7 million in 2013 from $228.4 million in 2012. The increase in restaurant sales was due to a $56.8 million increase associated with 35 new company-owned restaurants that opened or were acquired in 2013 and the company-owned restaurants that opened or were acquired before 2013 that did not meet the criteria for same-store sales for all or part of the three-month period, and $10.5 million related to a 4.8% increase in same-store sales.

Franchise royalties and fees increased by $1.7 million, or 9.0%, to $20.1 million in 2013 from $18.4 million in 2012. The increase was primarily due to royalties related to additional sales at 23 more franchised restaurants in operation at the end of the period compared to prior year, and an increase in same-store sales for franchised restaurants of 3.9% in the third quarter of 2013.

Cost of sales increased by $17.4 million, or 24.5%, to $88.7 million in 2013 from $71.3 million in 2012 due primarily to more restaurants being operated in 2013. Cost of sales as a percentage of restaurant sales decreased to 30.0% in 2013 from 31.2% in 2012. Cost of sales as a percentage of restaurant sales decreased primarily due to lower chicken wing prices, the rollout of Wings by Portion, and a shift in sales mix to boneless wings. For the third quarter of 2013, the cost of chicken wings averaged $1.71 per pound which was a 13.2% decrease over the same period in 2012.

Labor expenses increased by $20.9 million, or 30.4%, to $89.7 million in 2013 from $68.8 million in 2012 due primarily to more restaurants being operated in 2013. Labor expenses as a percentage of restaurant sales increased to 30.3% in 2013 from 30.1% in 2012. Cost of labor as a percentage of restaurant sales increased primarily due to higher costs associated with our new Guest Experience Business Model and additional Canadian locations, partially offset by benefits realized through the transition to our new manager structure.

Operating expenses increased by $10.0 million, or 29.0%, to $44.7 million in 2013 from $34.6 million in 2012 due primarily to more restaurants being operated in 2013. Operating expenses as a percentage of restaurant sales decreased to 15.1% in 2013 from 15.2% in 2012. The decrease in operating expenses as a percentage of restaurant sales was primarily due to lower utility, insurance, and restaurant supply costs partially offset by higher repair and maintenance expense.

Occupancy expenses increased by $3.8 million, or 28.4%, to $17.3 million in 2013 from $13.5 million in 2012 due primarily to more restaurants being operated in 2013. Occupancy expenses as a percentage of restaurant sales decreased to 5.8% in 2013 from 5.9% in 2012.

Depreciation and amortization increased by $4.8 million, or 28.4%, to $21.6 million in 2013 from $16.8 million in 2012. The increase was primarily due to the additional depreciation related to the 72 additional company-owned restaurants compared to the third quarter of 2012 and incremental amortization related to the acquisition of franchised restaurants.

General and administrative expenses increased by $2.9 million, or 13.1%, to $24.7 million in 2013 from $21.8 million in 2012 primarily due to additional headcount. General and administrative expenses as a percentage of total revenue decreased to 7.8% in 2013 from 8.8% in 2012. Exclusive of stock-based compensation, our general and administrative expenses as a percentage of revenue decreased to 6.8% in 2013 from 7.9% in 2012 primarily due to leveraging of salaries against higher total revenues and lower travel costs.

Preopening costs decreased by $1.5 million to $3.0 million in 2013 from $4.5 million in 2012. In 2013, we incurred costs of $1.6 million for 8 new company-owned restaurants opened in the third quarter of 2013 and costs of $1.3 million for restaurants that will open in the fourth quarter of 2013 or later. In 2012, we incurred costs of $3.2 million for 15 new company-owned restaurants opened in the third quarter of 2012 and costs of $1.4 million for restaurants that opened in the fourth quarter of 2012 or later.

Loss on asset disposals and store closures increased by $114,000 to $902,000 in 2013 from $788,000 in 2012. In 2013, the loss was related to disposals due to remodels of $477,000 and the write-off of miscellaneous equipment. In 2012, the loss was related to two store closures of $53,000, the write-off of equipment related to the rollout of new point-of-sale and back-office systems of $395,000 and the write-off of miscellaneous equipment.

Investment income was $383,000 and $418,000 in 2013 and 2012, respectively. The income in the third quarter of 2013 and 2012 were primarily related to investments held for our deferred compensation plan. Cash and marketable securities balances at the end of the third quarter totaled $43.8 million in 2013 compared to $83.8 million at the end of the third quarter of 2012.

Provision for income taxes increased $3.3 million to $7.8 million in 2013 from $4.5 million in 2012. The effective tax rate as a percentage of income before taxes increased to 30.4% in 2013 from 29.4% in 2012.

Results of Operations for the Nine months Ended September 29, 2013 and September 23, 2012

Restaurant sales increased by $184.2 million, or 27.0%, to $865.5 million in 2013 from $681.3 million in 2012. The increase in restaurant sales was due to a $163.1 million increase associated with 35 new company-owned restaurants that opened or were acquired in 2013 and the company-owned restaurants that opened or were acquired before 2013 that did not meet the criteria for same-store sales for all or part of the nine-month period, and $21.1 million related to a 3.4% increase in same-store sales.

Franchise royalties and fees increased by $4.2 million, or 7.6%, to $59.7 million in 2013 from $55.4 million in 2012. The increase was primarily due to royalties related to additional sales at 23 more franchised restaurants in operation at the end of the period compared to prior year, and an increase in same-store sales for franchised restaurants of 3.4% in the first nine months of 2013.

Cost of sales increased by $55.2 million, or 25.9%, to $268.4 million in 2013 from $213.2 million in 2012 due primarily to more restaurants being operated in 2013. Cost of sales as a percentage of restaurant sales decreased to 31.0% in 2013 from 31.3% in 2012. Cost of sales as a percentage of restaurant sales decreased primarily due to lower chicken wing prices, the rollout of Wings by Portion, and a shift in sales mix to boneless wings. For the first nine months of 2013, the cost of chicken wings averaged $1.80 per pound which was a 6.7% decrease over the same period in 2012.

Labor expenses increased by $60.8 million, or 29.8%, to $264.5 million in 2013 from $203.7 million in 2012 due primarily to more restaurants being operated in 2013. Labor expenses as a percentage of restaurant sales increased to 30.6% in 2013 from 29.9% in 2012. Cost of labor as a percentage of restaurant sales increased primarily due to higher costs associated with our new Guest Experience Business Model.

Operating expenses increased by $27.2 million, or 27.3%, to $127.0 million in 2013 from $99.8 million in 2012 due primarily to more restaurants being operated in 2013. Operating expenses as a percentage of restaurant sales increased to 14.7% in 2013 from 14.6% in 2012. The increase in operating expenses as a percentage of restaurant sales was primarily due to higher repair and maintenance costs, partially offset by lower supply and utility costs.

Occupancy expenses increased by $10.9 million, or 27.7%, to $50.3 million in 2013 from $39.3 million in 2012 due primarily to more restaurants being operated in 2013. Occupancy expenses as a percentage of restaurant sales remained consistent at 5.8% in 2013 and 2012.

Depreciation and amortization increased by $14.4 million, or 29.7%, to $62.8 million in 2013 from $48.4 million in 2012. The increase was primarily due to the additional depreciation related to the 72 additional company-owned restaurants compared to the third quarter of 2012 and incremental amortization related to the acquisition of franchised restaurants.

General and administrative expenses increased by $7.3 million, or 11.8%, to $69.6 million in 2013 from $62.2 million in 2012 primarily due to additional headcount. General and administrative expenses as a percentage of total revenue decreased to 7.5% in 2013 from 8.4% in 2012. Exclusive of stock-based compensation, our general and administrative expenses as a percentage of revenue decreased to 6.7% in 2013 from 7.6% in 2012 primarily due to leveraging of salaries against higher total revenues and lower travel costs.

Preopening costs increased by $1.0 million to $9.7 million in 2013 from $8.7 million in 2012. In 2013, we incurred costs of $8.3 million for 32 new company-owned restaurants opened in the first nine months of 2013 and costs of $1.3 million for restaurants that will open in the fourth quarter of 2013 or later. In 2012, we incurred costs of $7.0 million for 29 new company-owned restaurants opened in the first nine months of 2012 and costs of $1.6 million for restaurants that opened in the fourth quarter of 2012 or later.

Loss on asset disposals and store closures decreased by $420,000 to $1.7 million in 2013 from $2.1 million in 2012. In 2013, the loss was related to disposals due to remodels of $799,000 and the write-off of miscellaneous equipment. In 2012, the loss was related to store closing costs due to five store closures of $400,000, write-offs related to the rollout of new point-of-sale and back-office systems of $670,000, disposals due to remodels of $206,000 and the write-off of miscellaneous equipment.

Investment income was $644,000 and $713,000 in 2013 and 2012, respectively. The investment income in 2013 and 2012 were primarily related to investments held for our deferred compensation plan. Cash and marketable securities balances at the end of the third quarter totaled $43.8 million in 2013 compared to $83.8 million at the end of the third quarter of 2012.

Provision for income taxes increased $1.8 million to $21.2 million in 2013 from $19.3 million in 2012. The decrease in the effective tax rate was primarily due to the favorable impact of the American Taxpayer Relief Act of 2012 that was enacted this year. The effective tax rate as a percentage of income before taxes decreased to 29.4% in 2013 from 32.2% in 2012. For 2013, effective annual tax rate is estimated at approximately 30%.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for constructing, remodeling and maintaining our new and existing company-owned restaurants; working capital; acquisitions; and other general business needs. We fund these expenses, except for acquisitions and emerging brands, primarily with cash from operations. Depending on the size of the transaction, acquisitions or investments in emerging brands would generally be funded from cash balances or using our line of credit. The cash balance at September 29, 2013 was $36.7 million. We invest our cash balances in money market funds with the focus on protection of principal, adequate liquidity, and return on investment based on risk. Our marketable securities balance consists of mutual funds held for our deferred compensation plan.

For the nine months ended September 29, 2013, net cash provided by operating activities was $122.4 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, and an increase in income taxes payable, partially offset by a decrease in accounts payable. Both the increase in income taxes payable and the decrease in accounts payable was primarily due to the timing of payments.

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

For the nine months ended September 29, 2013 and September 23, 2012, net cash used in investing activities was $103.6 million and $90.7 million, respectively. Investing activities for 2013 included $96.6 million for acquisitions of property and equipment related to the additional company-owned restaurants and restaurants under construction and $10.3 million for the acquisitions of businesses and investments in affiliates. Investing activities for 2012 included $79.0 million for acquisitions of property and equipment related to the additional company-owned restaurants and restaurants under construction. During the first nine months of 2013 and 2012, we opened or acquired 35 and 29 restaurants, respectively. For the full year of 2013, we expect capital expenditures of approximately $124 million for the cost of 54 new or relocated company-owned restaurants, $8 million for technology improvements on our restaurant and corporate systems, and $21 million for capital expenditures at our existing restaurants. In the first nine months of 2013, we received proceeds of $3.3 million as our marketable securities matured or were sold. In the first nine months of 2012, we purchased $123.9 million of marketable securities and received proceeds of $112.2 million as these investments matured or were sold.

For the nine months ended September 29, 2013 and September 23, 2012, net cash used in financing activities was $3.2 million and $5.3 million, respectively. Net cash used in financing activities for 2013 resulted primarily from proceeds from the exercise of stock options of $1.2 million and the excess tax benefit from stock issuance of $399,000, offset by tax payments for restricted stock units of $4.8 million. Net cash used in financing activities for 2012 resulted from tax payments for restricted stock units of $8.4 million, offset by proceeds from the exercise of stock options of $1.1 million and the excess tax benefit from stock issuance of $2.0 million. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2013.

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

The following table presents a summary of our contractual operating lease obligations and commitments as of September 29, 2013:

		Payments Due By Period (in thousands)
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$509,780	55,090	106,046	94,526	254,118
Lease commitments for restaurants under development	83,971	3,536	10,953	11,014	58,468
Total	$593,751	58,626	116,999	105,540	312,586

We believe the cash flows from our operating activities and our balance of cash will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Depending on the size of the transaction, acquisitions or investments in emerging brands would generally be funded from cash balances or using our line of credit. Our future cash outflows related to income tax uncertainties amounted to $882,000 as of September 29, 2013. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

Off-Balance Sheet Arrangements

As of September 29, 2013, we had no off-balance sheet arrangements or transactions.

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product risks. We negotiate directly with independent suppliers for our supply of food and paper products. Domestically, we have a distribution contract with McLane Company, Inc. that covers food, paper, and non-food products. We completed the transition to McLane during the second quarter of 2013. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. One of the primary food products used by company-owned and franchised restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. Chicken wings accounted for approximately 23.7% and 28.2% of our cost of sales in the third quarters of 2013 and 2012, respectively, with a quarterly average price per pound of $1.71 and $1.97, respectively.

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

Date: November 7, 2013	BUFFALO WILD WINGS, INC.

	By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer (principal executive officer)

	By:	/s/ Mary J. Twinem
Mary J. Twinem, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

BUFFALO WILD WINGS, INC.

FORM 10-Q FOR QUARTER ENDED SEPTEMBER 29, 2013

Exhibit Number	Description
3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Form 10-Q for the fiscal quarter ended June 29, 2008).

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed May 27, 2009).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document