Form 10-K
period 2013-12-29
BUFFALO WILD WINGS INC
filed 2014-02-27
CIK 1062449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

 FORM 10-K

☒     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 29, 2013

or

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
YES  ☒      NO  ☐

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

Large Accelerated Filer☒	Accelerated Filer☐	Non-Accelerated Filer☐	Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    YES  ☐  NO  ☒

The aggregate market value of the voting stock held by non-affiliates was $1.8 billion based on the closing sale price of the Company’s Common Stock as reported on the NASDAQ Stock Market on June 28, 2013.

The number of shares outstanding of the registrant’s common stock as of February 10, 2014: 18,808,822 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

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

Our Concept and Business Strategy

Our goal is to continue to grow and develop the Buffalo Wild Wings® concept as a leading nationally and internationally recognized restaurant chain. To do so, we plan to execute the following strategies:

●	Continue to strengthen the Buffalo Wild Wings® brand;
●	Deliver a unique guest experience;
●	Offer boldly-flavored menu items with broad appeal;
●	Create an inviting, neighborhood atmosphere;
●	Focus on operational excellence;
●	Open restaurants in new and existing domestic and international markets; and
●	Increase same-store sales, average unit volumes, and profitability.

North American Growth Strategy

We believe that we have established and continue to expand the necessary infrastructure and control systems to support our disciplined growth strategy and that our concept can support about 1,700 restaurants in the United States and Canada. We have developed procedures for identifying new opportunities in both domestic and international markets, determining our expansion strategy in those markets and identifying sites for company-owned and franchised restaurants. Our current growth strategy is to continue to open both company-owned restaurants and franchised restaurants.

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

International Growth Strategy

We are embarking upon our international growth through development agreements with new and existing franchisees, and, potentially, through joint venture partnerships.  We opened our first international franchised restaurant in Mexico in December 2013. We have five signed franchise development agreements for restaurants in the Middle East, Mexico, and the Philippines. A typical international franchise development agreement provides for payment of development fees and franchise fees in addition to subsequent royalty fees based on the gross sales of each restaurant. We expect development agreements and joint ventures for international locations to remain limited to organizations having significant experience as restaurant operators and proven financial ability to support and develop multi-unit and multi-brand operations.

Emerging Brands Growth Strategy

We are looking beyond the growth of the Buffalo Wild Wings® brand by exploring investments in emerging restaurant brands. We have a minority interest in PizzaRev, a California-based fast-casual pizza restaurant and we are continuing to evaluate additional emerging restaurant brands for possible investment.

The Buffalo Wild Wings® Menu

Our restaurants feature a variety of menu items including our Buffalo, New York-style chicken wings spun in one of our signature sauces from sweet to screamin’ hot: Sweet BBQ, Teriyaki, Mild, Parmesan Garlic, Medium, Honey BBQ, Spicy Garlic, Jammin’ Jalapeno™, Asian Zing®, Caribbean Jerk, Thai Curry™, Hot BBQ, Hot, Mango Habanero™, Wild® and Blazin’® ; or signature seasonings: Buffalo, Desert Heat®, Chipotle BBQ, Lemon Pepper and Salt & Vinegar. Our chicken wings can be ordered by the portion, ranging from Snack-sized to Large, with larger orders available for parties. Our sauces and seasonings complement and distinguish our wings and other menu offerings to create a bold flavor profile for our guests. In addition to traditional and boneless chicken wings, our menu features a wide variety of food items including Sharables, Wild Flatbreads™, specialty hamburgers and sandwiches, wraps, Buffalito® soft tacos, and salads. We also provide a 12 & Under Menu for kids.

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

We strategically place approximately 60 high-definition flat-screen monitors and approximately 3 projection screens throughout the restaurant to allow for easy viewing. These televisions, combined with our sound system, Buzztime® Trivia and assorted video games, provide a source of entertainment for our guests and reinforce the energetic nature of our concept. We tailor the content and volume of our video and audio programming to reflect our guests’ tastes. We believe the design of our restaurants enhances our guests’ experiences, drives repeat visits and solidifies the broad appeal of our concept.

All of our menu items are made-to-order and are available for take-out, which approximated 14% of restaurant sales for company-owned restaurants in 2013. Many of our restaurants have separate parking spots for our take-out guests.

Current Restaurant Locations

As of December 29, 2013, we owned and operated 434 company-owned and franchised an additional 558 Buffalo Wild Wings® restaurants in North America (United States and Canada) and we also franchised one International (outside of the United States and Canada) restaurant. In 2014, we expect to open approximately 45 company-owned restaurants, and we expect our franchisees to open approximately 40 restaurants in the United States. We also expect our franchisees to open approximately 10 restaurants internationally.

Our company-owned restaurants range in size from 3,900 to 9,800 square feet, with a typical size of approximately 6,200 square feet for restaurants that opened in the last three years. We anticipate that future restaurants will range in size from 4,000 square feet to 6,500 square feet with an average cash investment per restaurant of approximately $2.2 million, excluding preopening expenses of approximately $290,000. From time to time, we expect that our restaurants may be smaller or larger or cost more or less than our targeted range, depending on the particular circumstances of the selected site, market, or country. Also, from time to time, we expect to purchase the building or the land and building for certain restaurants, in which case the cash investment would be significantly higher.

Our restaurants are typically open on a daily basis from 11 a.m. to 2 a.m., although closing times vary depending on the day of the week and applicable regulations governing the sale of alcoholic beverages. Our franchise agreements require franchisees to operate their restaurants for a minimum of 12 hours a day.

Site Selection and Development

Our site selection process is integral to the successful execution of our growth strategy. We have processes for identifying, analyzing and assigning undeveloped markets for both company-owned and franchise development. Once a market is assigned, we use a trade area and site selection evaluation process to assist in identifying suitable trade areas within that market and suitable sites within identified trade areas. Criteria examined to determine appropriate trade areas include the presence of a casual dining corridor, projected growth within the trade area, the locations of key big box retailers, key demographics and population density, drive time and trade area analysis and other quantitative and qualitative measures. Once a suitable trade area is identified, we examine site-specific details including visibility, signage, access, ability to get trade dress, and parking. We employ an opportunistic approach to real estate by developing end caps, freestanding units, and conversions in both urban and suburban trade areas. Final approval by at least two members of our Real Estate Committee is required for each company-owned site.

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

Marketing Campaigns. Each marketing campaign has a theme that reflects guest lifestyles and behaviors. These lifestyles and behaviors are the cornerstone for creating key brand touch-points within each campaign that include media, promotions, partnerships, and food and beverage experiences that will encourage social interactions and bring each theme to life. For example, we promoted our NCAA sponsorship at Buffalo Wild Wings in 2013, which provided our guests with an opportunity to participate in our Big Shot Challenge; an augmented reality game in which our guests shot virtual free throws from their seat in the restaurant on their mobile phone. In addition, our local restaurant marketing efforts are designed to enhance community connections. Examples of this are our Home Team Advantage and Eat Wings, Raise Funds programs that connect our restaurants to local sports teams and community groups.

Advertising. Our media strategy is to build continuity throughout the year while still supporting our peak periods. Our primary media vehicles include national television in relevant programming to drive awareness and consideration, national and local radio to drive consideration and trial and digital and search to drive all three.

Franchise Involvement. System-wide campaigns and promotions are developed and implemented with input from the Buffalo Wild Wings Advertising Council. This volunteer board includes six or more franchisees, elected by their peers, and meets regularly to review marketing strategies, provide input on advertising messages and vendor co-op programs, and discuss marketing objectives.

Operations

Our leadership team strives for operational excellence by recruiting, developing and supporting our highly qualified management teams and Team Members and implementing operational standards and best practices within our restaurants.

Restaurant Management. Our management structure consists of a General Manager, an Assistant General Manager and up to three other managers, as well as a Team Lead and Shift Leads, depending on the sales volume of the restaurant. We utilize Regional Managers to oversee our General Managers in our company-owned locations, ensuring that they receive the training and support necessary to effectively operate their restaurants. Currently, we have 74 Regional Managers who oversee 3 to 8 restaurants each. As we expand geographically, we expect to add additional Regional Managers. Similarly, our franchised restaurants receive operational guidance from our 16 Franchise Consultants, who oversee 24 to 45 restaurants each. We have two Divisional Vice Presidents who have responsibility for all company-owned operations and ten Directors of Operations who provide leadership to the Regional Managers. We also have a Vice President of Franchising who has responsibility for all franchised restaurant operations and three Directors of Operations who provide leadership to the Franchise Consultants.

Guest Experience Business Model. Our Guest Experience Business Model is a comprehensive approach to restaurant operations, which includes the addition of Guest Experience Captains, a refined management structure with clearly defined roles, and the introduction of new guest technology including unique tabletop tablet and the development of a proprietary television network.

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

Training. We provide thorough training for our management and hourly Team Members to prepare them for their role in delivering a positive and engaging Buffalo Wild Wings experience for each and every guest.

Our managers are trained using a hands-on education process during a six-week period at one of our Certified Training Restaurants. During this training period, our manager trainees work in and learn about key aspects of the business – from our culture to our core focus areas: Team, Guest, Quality Operations and Sales and Profits. This includes experience in both hourly and management functions.

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

Our hourly Team Members complete a comprehensive position certification process, which includes up to 16 to 20 hours of hands-on training. Team Members must also successfully pass position validations, which include menu certifications, responsible alcohol service training, chemical safety training, and training in the safe handling of food.

Hourly Restaurant Team Members who have demonstrated outstanding performance are provided opportunities for career advancement. Those with a high level of knowledge in one or more positions within the restaurant are encouraged to apply for the Wing Certified Trainer (WCT) program. The WCT candidate completes a training plan, which includes developing and evaluating his/her ability to train and influence the performance of Team Members. Our objective is to have two WCTs in every hourly position in each restaurant. Team Members who have performed successfully as Wing Certified Trainers in four or more station areas can apply to become All-Star Trainers. Our WCTs have the opportunity to travel around the country to assist with training at new restaurant openings.

Further, Team Members with management potential can participate in the Shift Leader program, which is a developmental program that provides hourly Team Members the opportunity to build and demonstrate leadership capabilities while providing the restaurants with leaders who are trained to support management. The Shift Leader program helps us to identify talent and build bench strength throughout the organization – through the selection and training of those who have demonstrated the initiative, desire, behaviors and competencies necessary for success in restaurant management or other positions of leadership.

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

We negotiate directly with independent suppliers for our supply of food and paper products. Domestically, we use McLane Foodservice to distribute these products to our restaurants. To maximize our purchasing efficiencies and obtain the lowest possible prices for our ingredients, products and supplies, our purchasing team negotiates prices based on the system-wide usage of both company-owned and franchised restaurants. We believe that competitively-priced, high-quality alternative manufacturers, suppliers, growers and distributors are available should the need arise.

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

Restaurant Franchise Operations

Our concept has a strong group of franchisees, many of whom have substantial prior restaurant operations experience. Our franchisees execute a separate franchise agreement for each restaurant opened, typically providing for a 20-year initial term, with an opportunity to enter into a renewal franchise agreement subject to certain conditions. The initial franchise fee for a single restaurant is $40,000.

Franchisees typically pay us a royalty fee of 5.0% of their restaurant sales. We also assess franchisees an advertising fee in the amount of 3.5% of their restaurant sales, of which 3.0% was contributed to our National Advertising Fund in 2013 and the remaining 0.5% was spent directly by the franchisee or through marketing co-ops in the applicable local market. Our current form of franchise agreement permits us to increase the royalty fee and to increase the required contribution to the Advertising Fund by 0.5% once every three years. The royalty fee and advertising fee are not expected to increase in 2014.

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

We work hard to maintain positive and productive relationships with our franchisees. We have maintained the Buffalo Wild Wings Leadership Council which is an advisory council made up of six or more franchisees elected by their peers that meets three times a year in person with our senior leaders and holds monthly conference calls. We also have other councils of franchisees with whom we consult periodically on specific matters.

Information Technology

We utilize a standard point-of-sale system in all of our company-owned restaurants which is integrated to our central offices through a secure, high-speed connection. Visibility to sales, cost of sales, labor and other operating metrics is provided to company-owned restaurant management through web-based decision support and analysis tools. Franchisees are required to report sales on a daily basis through an on-line reporting network and submit their restaurant-level financial statements on a quarterly and annual basis. Our international franchised restaurant that opened in Mexico this year also utilizes our point-of-sale system and back office tools allowing for their sales information to be automatically obtained by our central office systems on a daily basis. We also completed the rollout of an online ordering system this year in all of our company-owned locations. Orders taken online are sent directly to our point-of-sales system and routed to our kitchen management system based on item cook times and time of customer order pickup.

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

Government Regulation

The restaurant industry is subject to numerous federal, state and local governmental regulations, including those relating to the preparation and sale of food and alcoholic beverages, sanitation, public health, fire codes, zoning, and building requirements. Each restaurant requires appropriate licenses from regulatory authorities allowing it to sell liquor, beer and wine, and each restaurant requires food service licenses from local health authorities. Our licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by us or our employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of employees or patrons who may serve or be served alcoholic beverages, the serving of alcoholic beverages to visibly intoxicated patrons, advertising, wholesale purchasing and inventory control. In order to reduce this risk, restaurant employees are trained in standardized operating procedures designed to assure compliance with all applicable codes and regulations. We are also subject to governmental regulations, such as the Foreign Corrupt Practices Act, that impact the way we do business with our international franchisees and vendors, and, as we expand into international markets, we may be subject to various foreign regulations. We have implemented policies, procedures and training to ensure compliance with these regulations.

We and our franchisees are also subject to laws governing our relationship with employees. Our failure or the failure of our franchisees to comply with international, federal, state and local employment laws and regulations may subject us to losses and harm our brands. The laws and regulations govern such matters as wage and hour requirements; workers’ compensation insurance; unemployment and other taxes; working and safety conditions, and citizenship and immigration status. Significant additional government-imposed regulations under the Fair Labor Standards Act and similar laws related to increases in minimum wages, overtime pay, paid leaves of absence, and mandated health benefits, may also impact the performance of company-owned and franchised operations. In addition, employee claims based on, among other things, discrimination, harassment, wrongful termination, wage and hour requirements and payments to employees who receive gratuities, may divert financial and management resources and adversely affect operations. The losses that may be incurred as a result of any violation of such governmental regulations by the company or our franchisees are difficult to quantify.

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

Team Members

As of December 29, 2013, we employed approximately 31,700 Team Members. We have approximately 2,500 full-time and 28,800 part-time Team Members working in our company-owned restaurants and 400 Team Members based out of our home office or in field management positions. Our Team Members are not covered by any collective bargaining agreement, and we have never experienced an organized work stoppage or strike. We believe that our working conditions and compensation packages are competitive and consider our relations with our Team Members to be good.

Executive Officers

The following sets forth certain information about our executive officers:

Sally J. Smith, 56, has served as our Chief Executive Officer and President since July 1996 and as a director since August 1996. She served as our Chief Financial Officer from 1994 to 1996. Prior to joining Buffalo Wild Wings, she was the Chief Financial Officer of Dahlberg, Inc., the manufacturer and franchisor of Miracle-Ear hearing aids, from 1983 to 1994. Ms. Smith began her career with KPMG LLP, an international accounting and auditing firm. Ms. Smith holds an inactive CPA license. She serves on the boards of the National Restaurant Association, Alerus Financial Corporation, and Allina Health Systems.

Mary J. Twinem, 53, has served as our Executive Vice President, Chief Financial Officer and Treasurer since July 1996. She served as our Controller from January 1995 to July 1996. Ms. Twinem also served as a director on our Board from June 2002 to September 2003. Prior to joining Buffalo Wild Wings, she served as the Director of Finance/Controller of Dahlberg, Inc. from 1989 to December 1994. Ms. Twinem began her career in public accounting and holds an inactive CPA license. She serves on the boards of the Minnesota Restaurant Association and Mendota Holdings, Inc.

Kathleen M. Benning, 51, has served as our Executive Vice President, Global Brand and Business Development since October 2011. She served as Executive Vice President, Global Marketing and Brand Development from January 2010 until October 2011. She joined us in March 1997 as Vice President of Marketing and served as Senior Vice President, Marketing and Brand Development from January 2002 until December 2009. From 1992 to 1997, Ms. Benning was employed by Nemer, Fieger & Associates, an advertising agency, where she was a partner from 1994 to 1997.

James M. Schmidt, 54, has served as our Chief Operating Officer since January 2011. He served as our Executive Vice President since December 2006 and as General Counsel from April 2002 to January 2011. He served as either Vice President or Senior Vice President from April 2002 until December 2006. Mr. Schmidt also served as our Secretary from September 2002 until January 2011, and he served as a director on our Board from 1994 to September 2003. From 1997 to 2002, Mr. Schmidt was an attorney with the law firm of Robbins, Kelly, Patterson & Tucker.

Judith A. Shoulak, 54, has served as our Executive Vice President, North American Operations since October 2011. She served as Executive Vice President, Global Operations and Human Resources from January 2010 until October 2011, as our Senior Vice President, Operations, from March 2004 to December 2009, Senior Vice President, Human Resources from January 2003 to February 2004 and Vice President of Human Resources from October 2001 to January 2003. From 1993 to 2001, Ms. Shoulak served as Vice President of Field Human Resources of OfficeMax Incorporated.

Lee R. Patterson, 40, has served as our Senior Vice President, Guest Experience and Innovation since October 2011. He served as Senior Vice President, Information Technology from January 2011 until October 2011 and as our Vice President, Information Technology from January 2008 until January 2011. Mr. Patterson was with Applebee’s International, Inc. from May 2003 to January 2008, serving most recently as Director of Restaurant Systems.

Andrew D. Block, 45, has served as our Senior Vice President, Talent Management since January 2012. He served as Vice President, Talent Management from April 2010 until January 2012. Mr. Block served as Director of Human Resources at C. H. Robinson Worldwide from December 2002 to April 2011. From March 1996 to December 2002 Mr. Block was with Wells Fargo Home Mortgage as Director of Human Resources. Earlier in his career Mr. Block worked in the Human Resources field for Ecolab and a subsidiary of Sony Corporation of America.

Emily C. Decker, 34, has served as our Vice President, General Counsel and Secretary since January 2011. She served as our Franchise Attorney from August 2007 until January 2011. From September 2004 to July 2007, Ms. Decker was an Associate at Briggs and Morgan, P.A., which provides legal services to us from time to time.

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

A primary food product used by our company-owned and franchised restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. During 2013, we began selling our wings by portion, providing our guests a more consistent amount of chicken in their orders, and decreasing the impact of yield fluctuations on our cost of sales. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. Current month chicken wing prices are determined based on the average of the previous month’s spot rates, but if a satisfactory long-term pricing agreement for chicken wings were to arise, we would consider locking in prices to reduce our price volatility. Chicken wing prices in 2013 averaged 10.7% lower than 2012 as the average price per pound decreased to $1.76 in 2013 from $1.97 in 2012. These prices were historically high in 2012 and have decreased in 2013. If there is a significant rise in the price of chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. For example, chicken wings accounted for approximately 25%, 27%, and 19% of our cost of sales in 2013, 2012, and 2011, respectively, with an annual average price per pound of $1.76, $1.97, and $1.21, respectively. A 10% increase in the chicken wing costs for 2013 would have increased cost of sales by approximately $9.1 million. Additional information related to chicken wing prices is included in Item 7 under “Results of Operations.”

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

To successfully expand our business, we must open new Buffalo Wild Wings® restaurants on schedule and in a profitable manner. In the past, we and our franchisees have experienced delays in restaurant openings and we may experience similar delays in the future. Delays in opening new restaurants could hurt our ability to meet our growth objectives, which may affect our results of operations, the expectations of securities analysts and shareholders and thus our stock price. We cannot guarantee that we or our franchisees will be able to achieve our expansion goals. Further, any restaurants that we, or our franchisees, open may not achieve operating results similar or better than our existing restaurants. If we are unable to generate positive cash flow from a new restaurant, we may be required to recognize an impairment loss with respect to the assets for that restaurant. Our ability to expand successfully will depend on a number of factors, many of which are beyond our control. These factors include:

●	Negotiating acceptable lease or purchase terms for new restaurants;

●	Cost effective and timely planning, design and build-out of restaurants;

●	Creating guest awareness of our restaurants in new markets;

●	Competition in new and existing markets;

●	Impact of inclement weather, natural disasters, and other calamities; and

●	General economic conditions.

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

A security failure in our information technology systems could expose us to potential liability and loss of revenues.

We accept credit and debit card payments in our restaurants. A number of retailers have recently experienced actual or potential security breaches in which credit and debit card information may have been stolen, including a number of highly publicized incidents with well-known retailers. The intentional, inadvertent or negligent release or disclosure of data by our company or our service providers could result in theft, loss, fraudulent or unlawful use of customer data could harm our reputation and result in remedial and other costs, fines or lawsuits.

We are required to maintain the highest level of Payment Card Industry (“PCI”) Data Security Standard compliance at our company-owned restaurants and corporate offices due to the number of credit card transactions processed in in our company-owned restaurants. Failure to maintain our PCI compliance could result in fines or even prohibit our use of payment cards in our company-owned restaurants. While our franchisees are separate businesses, and therefore are subject to different levels of PCI compliance, any failure by our franchisees to maintain their required level of PCI compliance could harm our reputation or result in loss of future royalties.

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

Investments in new or emerging brands may not be successful.

We have a minority investment in PizzaRev, a fast-casual pizza restaurant, and intend to invest in additional emerging restaurant brands in the future as additional vehicles of growth. If these emerging brands do not succeed, we risk losing all or a substantial portion of our investment in those brands. In addition, our overall long-term growth may be affected by the level of success achieved by these restaurant concepts.

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

Currently, approximately 56% of our restaurants are franchised. Franchising royalties and fees represented approximately 6.4%, 7.4%, and 8.6% of our revenues during fiscal 2013, 2012, and 2011, respectively. Our performance depends upon (i) our ability to attract and retain qualified franchisees, (ii) the franchisees’ ability to execute our concept and capitalize upon our brand recognition and marketing, and (iii) franchisees’ ability to timely develop restaurants. We may not be able to recruit franchisees who have the business abilities or financial resources necessary to open restaurants on schedule, or who will conduct operations in a manner consistent with our concept and standards. Also, our franchisees may not be able to operate restaurants in a profitable manner.

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

The restaurant industry is intensely competitive. We believe we compete primarily with regional and local sports bars, casual dining and quick casual establishments, and to a lesser extent, quick service wing-based take-out concepts and quick service restaurants. In addition, independent owners of local or regional establishments may enter the wing-based or sports bar restaurant business without significant barriers to entry and such establishments may provide price competition for our restaurants. Competition in the casual dining, quick casual and quick service segments of the restaurant industry is expected to remain intense with respect to price, service, location, concept and the type and quality of food. We also face intense competition for real estate sites, qualified management personnel, and hourly restaurant staff.

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

Our quarterly operating results depend, in part, on special events, such as the Super Bowl® and other sporting events viewed by our guests in our restaurants such as the NFL, MLB, NBA, NHL, and NCAA. Interruptions in the viewing of these professional and collegiate sporting league events due to strikes, lockouts, or labor disputes may impact our results. Additionally, our results are subject to fluctuations based on the dates of sporting events and their availability for viewing through broadcast, satellite and cable networks. Historically, sales in most of our restaurants have been higher during fall and winter months based on the relative popularity and extent of national, regional and local sporting and other events. Further, our quarterly operating results may fluctuate significantly because of other factors, including:

●	Fluctuations in food costs, particularly chicken wings;

●	The timing of new restaurant openings, which may impact margins due to the related preopening costs and initially higher restaurant level operating expense ratios;

●	Potential distraction or unusual expenses associated with our expansion into international markets;

●	Our ability to operate effectively in new markets domestically and internationally in which we or our franchisees have limited operating experience;

●	Labor availability and costs for hourly and management personnel;

●	Changes in competitive factors;

●	Disruption in supplies;

●	General economic conditions, consumer confidence, and fluctuations in discretionary spending;

●	Claims experience for self-insurance programs;

●	Increases or decreases in labor or other variable expenses;

●	The impact of inclement weather, natural disasters, and other calamities;

●	Fluctuations in interest rates;

●	The timing and amount of asset impairment loss and restaurant closing charges; and

●	Tax expenses and other non-operating costs.

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

Our success and the success of our individual restaurants and business depends on our ability to attract, motivate, develop and retain a sufficient number of qualified key executives and restaurant employees, including restaurant managers, and hourly Team Members. The inability to recruit, develop and retain these individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants, thus increasing the cost to efficiently operate our restaurants. This could inhibit our expansion plans and business performance and, to the extent that a labor shortage may force us to pay higher wages, harm our profitability. The loss of any of our key executive officers could jeopardize our ability to meet our financial targets.

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

We may selectively acquire existing restaurants from our franchisees or other restaurants. To do so, we would need to identify suitable acquisition candidates, negotiate acceptable acquisition terms and obtain appropriate financing. Any acquisition that we pursue, whether or not successfully completed, may involve risks, including:

●	Material adverse effects on our operating results, particularly in the fiscal quarters immediately following the acquisition as the acquired restaurants are integrated into our operations;

●	Risks associated with entering into markets or conducting operations where we have no or limited prior experience;

●	Problems maintaining key personnel;

●	Potential impairment of tangible and intangible assets and goodwill acquired in the acquisition;

●	Potential unknown liabilities;

●	Difficulties of integration; and

●	Disruption of our ongoing business, including diversion of management’s attention from other business concerns.

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

We rely on information systems across our operations, including, for example, point-of-sale processing in our restaurants, management of our supply chain, collection of cash and credit and debit card payments, payment of obligations, and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, problems with maintenance, upgrading or transitioning to replacement systems, or a breach in security of these systems could cause delays in customer service, reduce efficiency in our operations, require significant investment to remediate the issue, or cause negative publicity that could damage our brand. Significant capital investments might be required to remediate any problems.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We are headquartered in Minneapolis, Minnesota. Our home office has approximately 63,000 square feet of office space. We occupy this facility under a lease that terminates on November 30, 2020, with an option to renew for one five-year term. As of December 29, 2013, we owned and operated 434 restaurants. We either lease the land and building for our sites or utilize ground leases. The majority of our existing leases are for 10 or 15-year terms, generally including options to extend the terms. We typically lease our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts. Most of our leases include “exclusive use” provisions prohibiting our landlords from leasing space to other restaurants that fall within certain specified criteria. Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the lease or franchise agreement. The following table sets forth the states and provinces in which Buffalo Wild Wings restaurants are located and the number of restaurants in each state or province as of December 29, 2013:

	Number of Restaurants Open
	Company-owned	Franchised	Total
North America
United States:
Alabama	2	10	12
Alaska	—	1	1
Arizona	10	9	19
Arkansas	—	8	8
California	29	27	56
Colorado	19	2	21
Connecticut	—	10	10
Delaware	—	6	6
Florida	7	31	38
Georgia	15	2	17
Hawaii	—	2	2
Idaho	—	5	5
Illinois	18	43	61
Indiana	7	45	52
Iowa	16	1	17
Kansas	9	—	9
Kentucky	14	5	19
Louisiana	—	14	14
Maine	—	3	3
Maryland	2	14	16
Massachusetts	3	4	7
Michigan	—	53	53
Minnesota	24	6	30
Mississippi	2	8	10
Missouri	6	22	28
Montana	—	4	4
Nebraska	6	2	8
Nevada	9	3	12
New Hampshire	—	3	3
New Jersey	4	7	11
New Mexico	—	7	7
New York	10	17	27
North Carolina	20	6	26
North Dakota	—	6	6
Ohio	32	54	86
Oklahoma	—	16	16
Oregon	—	11	11
Pennsylvania	17	1	18
South Carolina	9	4	13
South Dakota	—	5	5
Tennessee	23	—	23
Texas	43	47	90
Utah	9	—	9
Vermont	—	1	1
Virginia	18	21	39
Washington	7	1	8
West Virginia	—	10	10
Wisconsin	29	—	29
Wyoming	1	1	2
Canada:
Alberta	2	—	2
Ontario	12	—	12
International
Mexico	—	1	1
Total	434	559	993

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

	2013		2012
	High	Low	High	Low
First Quarter	$88.48	71.02	$91.44	62.19
Second Quarter	100.94	85.85	94.81	75.96
Third Quarter	112.01	94.05	88.85	68.71
Fourth Quarter	152.53	109.06	89.90	69.72

Holders

As of February 10, 2014, there were approximately 142 record holders of our Common Stock, excluding shareholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on information which we have obtained from our transfer agent, there are approximately 42,140 holders of our Common Stock whose stock is held either in nominee name and/or street name brokerage accounts.

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

Stock Performance Chart

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock for the five-year period ended December 29, 2013 with the cumulative total return on the Nasdaq Composite and the S&P 600 Restaurants Index. The comparison assumes $100 was invested in Buffalo Wild Wings Common Stock on December 28, 2008, and in each of the foregoing indices on December 28, 2008 and assumes reinvestment of dividends.

	12/28/08	12/27/09	12/26/10	12/25/11	12/30/12	12/29/13

Buffalo Wild Wings, Inc.	100.00	173.62	181.92	276.05	291.02	590.94
NASDAQ Composite	100.00	144.84	170.58	171.34	200.03	283.43
S&P 600 Restaurants Index	100.00	136.39	185.18	184.71	221.49	357.09

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

	Fiscal Years Ended (1)
	Dec. 29, 2013	Dec. 30, 2012	Dec. 25, 2011	Dec. 26, 2010	Dec. 27, 2009
	(in thousands, except share and per share data)
Consolidated Statements of Earnings Data:
Revenue:
Restaurant sales	$1,185,351	963,963	717,395	555,184	488,702
Franchise royalties and fees	81,368	76,567	67,083	58,072	50,222

Total revenue	1,266,719	1,040,530	784,478	613,256	538,924

Costs and expenses:
Restaurant operating costs:
Cost of sales	363,755	303,653	203,291	160,877	147,659
Labor	360,302	289,167	215,649	167,193	146,555
Operating	174,338	141,417	109,654	88,694	76,358
Occupancy	68,394	54,147	44,005	36,501	32,362
Depreciation and amortization	84,978	67,462	49,913	39,205	32,605
General and administrative	96,182	84,149	72,689	53,996	49,404
Preopening	14,647	14,630	14,564	8,398	7,702
Loss on asset disposals and impairment	3,262	3,291	1,929	2,051	1,928

Total costs and expenses	1,165,858	957,916	711,694	556,915	494,573

Income from operations	100,861	82,614	72,784	56,341	44,351
Investment income	674	754	118	684	1,077

Earnings before income taxes	101,535	83,368	72,902	57,025	45,428
Income tax expense	29,981	26,093	22,476	18,625	14,757

Net earnings	$71,554	57,275	50,426	38,400	30,671

Earnings per common share – basic	$3.81	3.08	2.75	2.11	1.70
Earnings per common share – diluted	3.79	3.06	2.73	2.10	1.69
Weighted average shares outstanding – basic	18,770,000	18,582,000	18,337,000	18,175,000	18,010,000
Weighted average shares outstanding – diluted	18,872,000	18,705,000	18,483,000	18,270,000	18,177,000

Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$179,360	145,188	148,260	89,699	79,286
Net cash used in investing activities	(145,741)	(142,753)	(146,682)	(85,226)	(79,172)
Net cash (used in) provided by financing activities	3,039	(1,588)	3,690	1,265	1,119

	As Of (1)
	Dec. 29, 2013	Dec. 30, 2012	Dec. 25, 2011	Dec. 26, 2010	Dec. 27, 2009
	(in thousands)
Consolidated Balance Sheets Data:
Total current assets	$182,756	125,536	139,245	134,204	98,523
Total assets	705,728	591,087	495,359	380,357	309,073
Total current liabilities	166,474	140,843	114,270	79,116	66,704
Total liabilities	239,920	207,715	177,373	123,536	99,240
Retained earnings	333,601	262,047	204,772	154,346	115,946
Total stockholders’ equity	465,808	383,372	317,986	256,821	209,833

(1)

We utilize a 52- or 53-week accounting period that ends on the last Sunday in December. Each of the fiscal years in the three years ended December 25, 2011 were comprised of 52 weeks. The fiscal year ended December 30, 2012 was a 53-week year. The fiscal year ended December 29, 2013 was a 52-week year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for fiscal 2014, cash requirements, and our expected store openings and preopening costs. Such statements are forward-looking and speak only as of the date on which they are made. Actual results are subject to various risks and uncertainties including, but not limited to, those discussed in Item 1A of this 10-K under “Risk Factors.” Information included in this discussion and analysis includes commentary on company-owned and franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Buffalo Wild Wings® concept and the overall health of the concept. Franchise information also provides an understanding of our revenues because franchise royalties and fees are based on the opening of franchised units and their sales. However, franchise sales and same-store sales information does not represent sales in accordance with U. S. Generally Accepted Accounting Principles (GAAP), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.

Overview

As of December 29, 2013, we owned and operated 434 company-owned and franchised an additional 558 Buffalo Wild Wings® restaurants in North America and we also franchised one International restaurant. We believe that we will grow the Buffalo Wild Wings brand to about 1,700 locations in North America, continuing the strategy of developing both company-owned and franchised restaurants.

We believe we will open 45 company-owned and 50 franchised restaurants in 2014 and have set an annual net earnings growth goal of 20%. Our growth and success depend on several factors and trends. First, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, therefore, cash flow per location. We remain committed to high quality operations and guest experience.

Our revenue is generated by:

•

Sales at our company-owned restaurants, which represented 94% of total revenue in 2013. Food and nonalcoholic beverages accounted for 78% of restaurant sales. The remaining 22% of restaurant sales was from alcoholic beverages. The menu items with the highest sales volumes are traditional and boneless wings, each at 20% of total restaurant sales.

•	Royalties and franchise fees received from our franchisees.

A second factor is our success in developing restaurants, including international locations. There are inherent risks in opening new restaurants, especially in new markets or countries, including the lack of experience, logistical support, and brand awareness. These factors may result in lower-than-anticipated sales and cash flow for restaurants in new markets, along with higher preopening costs. We believe our focus on our new restaurant opening procedures, along with our expanding North American and international presence, will help to mitigate the overall risk associated with opening restaurants in new markets.

Third, we continue to monitor and react to changes in our cost of sales. The cost of sales is difficult to predict, as it ranged from 29.8% to 32.7% of restaurant sales per quarter in 2013 and 2012, mostly due to the price and yield fluctuation in chicken wings. We are focused on minimizing the impact of rising costs per wing, which includes both price increases and yield fluctuations. Our efforts include wings by portion, new purchasing strategies, menu price increases, reduced food waste, as well as marketing promotions, menu additions, and menu changes that affect the percent that chicken wings represent in terms of total restaurant sales. We will continue to monitor the cost of chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. Current month chicken wing prices are determined based on the average of the previous month’s spot rates. The chart below illustrates the fluctuation in chicken wing prices from quarter to quarter in the last five years.

We generate cash from the operation of our company-owned restaurants and from franchise royalties and fees. We highlight the specific costs associated with the on-going operation of our company-owned restaurants in the consolidated statement of earnings under “Restaurant operating costs.” Our depreciation and amortization expense consists primarily of depreciation related to assets used by our company-owned restaurants and amortization of reacquired franchise rights. Preopening costs are those costs associated with opening new company-owned restaurants and will vary annually based on the number of new locations opening and under construction. Loss on asset disposals and impairment expense is related to company-owned restaurants and includes the costs associated with normal asset retirements, asset impairment charges, and closures of locations. General and administrative expenses are related to home office and field support provided to both company-owned restaurants and franchising operations.

We utilize a 52- or 53-week accounting period that ends on the last Sunday in December. Each of the fiscal years in the three years ended December 25, 2011 were comprised of 52 weeks. The fiscal year ended December 30, 2012 was a 53-week year, with the fourth quarter having 14 weeks. The fiscal year ended December 29, 2013 was a 52-week year. Our next 53-week year will occur in 2017.

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

Valuation of Long-Lived Assets and Store Closing Reserves

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for 15 months. We evaluate the recoverability of a restaurant’s long-lived assets, including buildings, intangibles, leasehold improvements, equipment and fixtures over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. During 2013, we recorded restaurant impairments of $1,118,000. No impairments were recognized in fiscal 2012 or 2011. We are currently monitoring several restaurants in regards to the valuation of long-lived assets. Based on our current estimates of the future operating results of these restaurants, we believe that the assets at these restaurants are not impaired. As we periodically refine our estimated future operating results, changes in our estimates and assumptions may cause us to realize impairment charges in the future. We do not believe that these charges would be material.

In addition to the valuation of long-lived assets, we also record a store closing reserve when a restaurant is abandoned due to closure or relocation. The store closing reserve is subject to significant judgment as accruals are made for lease obligations on abandoned leased facilities. Many factors, including the local business environment, other available lease sites, the willingness of lessors to negotiate lease buyouts, and the ability to sublease our sites are considered in making the accruals. We estimate future lease obligations based on these factors and evaluate quarterly the adequacy of the estimated reserve based on current market conditions. During 2013, 2012, and 2011, we recorded expenses of $38,000, $413,000, and $205,000, respectively, for restaurants that closed.

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

If the carrying amount of the reporting unit exceeds the fair value, this is an indication that impairment may exist. We calculate the amount of the impairment by comparing the fair value of the assets and liabilities to the fair value of the reporting unit. The fair value of the reporting unit in excess of the value of the assets and liabilities is the implied fair value of the goodwill. If this amount is less than the carrying amount of goodwill, impairment is recognized for the difference. As of December 29, 2013, our estimate of the fair value of our goodwill substantially exceeded the carrying value and therefore we concluded that our goodwill was not impaired. No goodwill impairment charges were recognized during 2013, 2012, or 2011.

Vendor Allowances

Vendor allowances include allowances and other funds received from vendors. Certain of these funds are determined based on various quantitative contract terms. We also receive vendor allowances from certain manufacturers and distributors calculated based upon purchases made by franchisees. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction of the related expense. Amounts that represent a reduction of inventory purchase costs are recorded as a reduction of inventoriable costs. We record an estimate of earned vendor allowances that are calculated based upon monthly purchases. We generally receive payment from vendors approximately 30 days after the end of a month for that month’s purchases. During fiscal 2013, 2012, and 2011, vendor allowances were recorded as a reduction in inventoriable costs, and cost of sales was reduced by $8.5 million, $8.7 million, and $7.0 million, respectively.

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

Compensation expense for restricted stock units is recognized for the expected number of shares vesting at the end of each annual period. Restricted stock units granted in 2013, 2012, and 2011 are subject to three-year cliff vesting and a cumulative three-year earnings target. The number of units that vest is based on performance against the target. Stock-based compensation is recognized for the expected number of shares vesting at the end of the three-year period and is expensed over that period. For these restricted stock unit grants, significant assumptions are made to estimate the expected net earnings levels for future years.

Results of Operations

Our operating results for 2013, 2012, and 2011, are expressed below as a percentage of total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales.

	Fiscal Years Ended
	Dec. 29, 2013	Dec. 30, 2012	Dec. 25, 2011
Revenue:
Restaurant sales	93.6%	92.6%	91.4%
Franchise royalties and fees	6.4	7.4	8.6
Total revenue	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	30.7	31.5	28.3
Labor	30.4	30.0	30.1
Operating	14.7	14.7	15.3
Occupancy	5.8	5.6	6.1
Depreciation and amortization	6.7	6.5	6.4
General and administrative	7.6	8.1	9.3
Preopening	1.2	1.4	1.9
Loss on asset disposals and impairment	0.3	0.3	0.2
Total costs and expenses	92.0	92.1	90.7
Income from operations	8.0	7.9	9.3
Investment income	0.1	0.1	—
Earnings before income taxes	8.0	8.0	9.3
Income tax expense	2.4	2.5	2.9
Net earnings	5.6%	5.5%	6.4%

The number of company-owned and franchised restaurants open are as follows:

	As of
	Dec. 29, 2013	Dec. 30, 2012	Dec. 25, 2011
Company-owned restaurants	434	381	319
Franchised restaurants	559	510	498

The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

	Fiscal Years Ended
	Dec. 29, 2013	Dec. 30, 2012	Dec. 25, 2011
Company-owned restaurant sales	$1,185,351	963,963	717,395
Franchised restaurant sales	1,619,526	1,510,020	1,326,213

Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

	Fiscal Years Ended
	Dec. 29, 2013	Dec. 30, 2012	Dec. 25, 2011
Company-owned same-store sales	3.9%	6.6%	6.1%
Franchised same-store sales	3.3	6.5	3.6

The annual average prices paid per pound for chicken wings for company-owned restaurants are as follows:

	Fiscal Years Ended
	Dec. 29, 2013	Dec. 30, 2012	Dec. 25, 2011
Average price per pound	$1.76	1.97	1.21

Fiscal Year 2013 Compared to Fiscal Year 2012

Restaurant sales increased by $221.4 million, or 23.0%, to $1.2 billion in 2013 from $964.0 million in 2012. The increase in restaurant sales was due to a $210.5 million increase associated with 55 new company-owned restaurants that opened or were acquired in 2013 and the company-owned restaurants opened before 2013 that did not meet the criteria for same-store sales for all or part of the year, and $33.2 million related to a 3.9% increase in same-store sales. The 53rd week of 2012 contributed an additional $22.3 million in sales.

Franchise royalties and fees increased by $4.8 million, or 6.3%, to $81.4 million in 2013 from $76.6 million in 2012. The increase was due primarily to additional sales at 49 more franchised restaurants in operation at the end of the period compared to prior year, and an increase in same-store sales for franchised restaurants of 3.3% in 2013.

Cost of sales increased by $60.1 million, or 19.8%, to $363.8 million in 2013 from $303.7 million in 2012 due primarily to more restaurants being operated in 2013. Cost of sales as a percentage of restaurant sales decreased to 30.7% in 2013 from 31.5% in 2012, primarily due to lower chicken wing prices and the rollout of Wings by Portion. In 2013, the cost of chicken wings averaged $1.76 per pound which was a 10.7% decrease compared to 2012.

Labor expenses increased by $71.1 million, or 24.6%, to $360.3 million in 2013 from $289.2 million in 2012 due primarily to more restaurants being operated in 2013. Labor expenses as a percentage of restaurant sales increased to 30.4% in 2013 from 30.0% in 2012. Cost of labor as a percentage of restaurant sales increased primarily due to higher costs associated with our Guest Experience Business Model.

Operating expenses increased by $32.9 million, or 23.3%, to $174.3 million in 2013 from $141.4 million in 2012 due primarily to more restaurants being operated in 2013. Operating expenses as a percentage of restaurant sales remained consistent at 14.7% in 2013 and 2012. Repair and maintenance cost increases were offset by decreases in supplies and insurance costs.

Occupancy expenses increased by $14.2 million, or 26.3%, to $68.4 million in 2013 from $54.1 million in 2012 due primarily to more restaurants being operated in 2013. Occupancy expenses as a percentage of restaurant sales increased to 5.8% in 2013 from 5.6% in 2012 due primarily to deleveraging rent costs associated with the lower same-store sales increase.

Depreciation and amortization increased by $17.5 million, or 26.0%, to $85.0 million in 2013 from $67.5 million in 2012. The increase was primarily due to the additional depreciation on 52 new restaurants that opened in 2013 and 3 franchised locations that were acquired in 2013. Depreciation and amortization expense as a percentage of total revenue increased to 6.7% in 2013 from 6.5% in 2012 due primarily to higher depreciation on company-owned buildings and amortization related to reacquired franchise rights.

General and administrative expenses increased by $12.0 million, or 14.3%, to $96.2 million in 2013 from $84.1 million in 2012. General and administrative expenses as a percentage of total revenue decreased to 7.6% in 2013 from 8.1% in 2012. Exclusive of stock-based compensation, our general and administrative expenses decreased to 6.7% of total revenue in 2013 from 7.3% in 2012. This decrease was primarily due to leveraging of salaries against higher total revenues and lower travel costs.

Preopening costs remained consistent at $14.6 million in 2013 and 2012. In 2013, we incurred costs of $13.7 million for 52 new company-owned restaurants and costs of $943,000 for restaurants that will open in 2014. In 2012, we incurred costs of $13.4 million for 51 new company-owned restaurants and costs of $1.2 million for restaurants that opened in 2013. Average preopening cost per restaurant in 2013 and 2012 was $290,000 and $281,000, respectively.

Loss on asset disposals and impairment remained consistent at $3.3 million in 2013 and 2012. The expense in 2013 represented the impairment of the assets of two restaurants of $1.1 million and the write-off of miscellaneous equipment and disposals due to remodels. The expense in 2012 represented the closures costs for seven closed or relocated restaurants of $413,000, the write-off of equipment related to the rollout of new point-of-sale and back-office systems of $1.3 million, and the write-off of miscellaneous equipment and disposals due to remodels.

Investment income decreased by $80,000 to $674,000 in 2013 from $754,000 in 2012. As of the end of 2013, our marketable securities balance consisted of deferred compensation investments which were primarily mutual funds. The income in both 2013 and 2012 was primarily related to investments held for our deferred compensation plan. Cash and marketable securities balances at the end of the year were $65.1 million in 2013 compared to $30.9 million in 2012.

Provision for income taxes increased $3.9 million to $30.0 million in 2013 from $26.1 million in 2012. The effective tax rate as a percentage of income before taxes decreased to 29.5% in 2013 from 31.3% in 2012. The rate decrease was primarily due the favorable impact of the American Taxpayer Relief Act of 2012 that was enacted in 2013. We estimate our effective tax rate in 2014 will be about 33% based on current tax law, and would decrease to 31.5% if Congress renews the employment credits.

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

Preopening costs increased by $66,000 to $14.6 million in 2012 from $14.6 million in 2011. In 2012, we incurred costs of $13.4 million for 51 new company-owned restaurants and costs of $1.2 million for restaurants that opened in 2013. In 2011, we incurred costs of $13.4 million for 50 new company-owned restaurants and costs of $1.1 million for restaurants that opened in 2012. Average preopening cost per restaurant in 2012 and 2011 was $281,000 and $275,000, respectively.

Loss on asset disposals and impairment increased by $1.4 million to $3.3 million in 2012 from $1.9 million in 2011. The expense in 2012 represented the closures costs for seven closed or relocated restaurants of $413,000, the write-off of equipment related to the rollout of new point-of-sale and back-office systems of $1.3 million, and the write-off of miscellaneous equipment and disposals due to remodels. The expense in 2011 represented the closure costs for eight closed or relocated restaurants of $205,000, and the write-off of miscellaneous equipment and disposals due to remodels.

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

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for constructing, remodeling and maintaining our new and existing company-owned restaurants; working capital; acquisitions; improving technology; and other general business needs. We fund these expenses, except for acquisitions and emerging brands, primarily with cash from operations. Depending on the size of the transaction, acquisitions or investments in emerging brands would generally be funded from cash and marketable securities balances or using our line of credit. The cash and marketable securities balance at December 29, 2013 was $65.1 million. We invest our cash balances in debt securities with the focus on protection of principal, adequate liquidity and return on investment based on risk. As of December 29, 2013, nearly all excess cash was invested in money market funds.

During fiscal 2013, 2012, and 2011, net cash provided by operating activities was $179.4 million, $145.2 million, and $148.3 million, respectively. Net cash provided by operating activities in 2013 consisted primarily of net earnings adjusted for non-cash expenses and an increase in accrued expenses and income taxes. The increase in accrued expenses is primarily due to higher payroll-related costs including higher incentive compensation and wages. The increase in income taxes is primarily due to an timing of payments.

Net cash provided by operating activities in 2012 consisted primarily of net earnings adjusted for non-cash expenses and an increase in accrued expenses and decrease in refundable income taxes partially offset by an increase in accounts receivable. The increase in accrued expenses was primarily due to the timing of our bi-weekly payroll. The decrease in refundable income taxes was due to the timing of payments. The increase in accounts receivable was primarily due to an increase in credit card receivable due to the timing of the holidays near our fiscal year end.

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

Net cash used in investing activities for 2013, 2012, and 2011, was $145.7 million, $142.8 million, and $146.7 million, respectively. Investing activities for 2013 included $138.7 million for acquisitions of property and equipment related to the additional company-owned restaurants and restaurants under construction and $10.3 million for the acquisitions of businesses and investments in affiliates. Investing activities for 2012 included $130.5 million for acquisitions of property and equipment related to the additional company-owned restaurants and restaurants under construction and $43.6 million for the acquisition of businesses. In 2013, 2012, and 2011, we opened or purchased 55, 69, and 68 restaurants, respectively. In 2014, we expect capital expenditures of approximately $102.3 million for the cost of 45 new or relocated company-owned restaurants, $4.9 million for technology improvements on our restaurant and corporate systems, and $39.1 million for capital expenditures at existing restaurants. In 2013, we received proceeds of $3.3 million as investments in marketable securities matured or were sold. In 2012, we purchased $132.1 million of marketable securities and received proceeds of $163.5 million as investments in marketable securities matured or were sold. In 2011, we purchased $97.1 million of marketable securities and received proceeds of $114.3 million as marketable securities matured or were sold.

Net cash provided by (used in) financing activities for 2013, 2012, and 2011, was $3.0 million, ($1.6 million), and $3.7 million, respectively. Net cash provided by financing activities for 2013 resulted primarily from the issuance of common stock for options exercised and employee stock purchases of $2.5 million and excess tax benefits from stock issuances of $5.5 million partially offset by tax payments for restricted stock units of $4.9 million. Net cash used in financing activities for 2012 resulted primarily from tax payments for restricted stock units of $8.5 million partially offset by the issuance of common stock for options exercised and employee stock purchases of $2.8 million and excess tax benefits from stock issuances of $4.2 million. Net cash provided by financing activities for 2011 resulted primarily from the issuance of common stock for options exercised and employee stock purchases of $1.7 million and excess tax benefits for stock issuance of $4.5 million partially offset by tax payments for restricted stock units issuances of $2.5 million. No additional funding from the issuance of common stock (other than from the exercise of options and employee stock purchases) is anticipated in 2014.

Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. We own the buildings in which 26% of our company-owned restaurants operate and therefore have the limited ability to enter into sale-leaseback transactions as a potential source of cash.

The following table presents a summary of our contractual operating lease obligations and commitments as of December 29, 2013:

		Payments Due By Period (in thousands)
	Total	Less than one year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$541,040	57,859	111,819	99,486	271,876
Commitments for restaurants under development	66,982	2,783	9,407	9,459	45,333
Total	$608,022	60,642	121,226	108,945	317,209

We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations in the foreseeable future. In February 2013, to allow us to remain nimble for future investment in franchised acquisitions and emerging brands as we build the foundation for continued growth, we entered into a three-year $100 million unsecured revolving credit facility. There is a commitment fee on the average unused portion of the facility at a rate per annum equal to 0.15%, if our consolidated total leverage ratio is less than or equal to 0.50, or 0.20% if our consolidated total leverage ratio is greater than or equal to 0.51. Our future cash outflows related to income tax uncertainties amount to $825,000 as of December 29, 2013. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

Recent Accounting Pronouncements

We reviewed all significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.

Impact of Inflation

In the last three years we have not operated in a period of high general inflation; however, the cost of commodities, labor and certain utilities have generally increased or experienced price volatility. Our restaurant operations are subject to federal and state minimum wage laws and other laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our food service and preparation personnel are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in the minimum wage have increased our labor costs in the last three years. In addition, costs associated with our operating leases, such as taxes, maintenance, repairs and insurance, are often subject to upward pressure. To the extent permitted by competition, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years.

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

Results of Quarterly Operations (unaudited) (amounts in thousands except per share data)

	Mar. 25, 2012	Jun. 24, 2012	Sep. 23, 2012	Dec. 30, 2012	Mar. 31, 2013	Jun. 30, 2013	Sep. 29, 2013	Dec. 29, 2013
Revenue:
Restaurant sales	232,316	220,550	228,418	282,679	284,425	285,403	295,693	319,830
Franchise royalties and fees	18,806	18,173	18,441	21,147	19,939	19,604	20,108	21,717
Total revenue	251,122	238,723	246,859	303,826	304,364	305,007	315,801	341,547

Costs and expenses:
Restaurant operating costs:
Cost of sales	72,151	69,799	71,263	90,440	93,091	86,630	88,689	95,345
Labor	68,268	66,638	68,804	85,457	85,831	88,929	89,740	95,802
Operating	32,797	32,349	34,626	41,645	41,105	41,212	44,668	47,353
Occupancy	12,800	13,091	13,458	14,798	16,126	16,865	17,276	18,127
Depreciation and amortization	15,531	16,090	16,818	19,023	20,143	21,084	21,587	22,164
General and administrative	19,424	20,976	21,813	21,936	21,297	23,601	24,664	26,620
Preopening	2,591	1,536	4,535	5,968	4,271	2,420	2,991	4,965
Loss on asset disposals and impairment	737	597	788	1,169	571	229	902	1,560
Total costs and expenses	224,299	221,076	232,105	280,436	282,435	280,970	290,517	311,936
Income from operations	26,823	17,647	14,754	23,390	21,929	24,037	25,284	29,611
Investment income (loss)	410	(115)	418	41	345	(84)	383	30
Earnings before income taxes	27,233	17,532	15,172	23,431	22,274	23,953	25,667	29,641
Income tax expense	8,988	5,870	4,464	6,771	5,895	7,464	7,796	8,826
Net earnings	18,245	11,662	10,708	16,660	16,379	16,489	17,871	20,815

Earnings per common share – basic	0.98	0.63	0.58	0.90	0.87	0.88	0.95	1.11
Earnings per common share – diluted	0.98	0.62	0.57	0.89	0.87	0.88	0.95	1.10
Weighted average shares outstanding – basic	18,555	18,575	18,589	18,608	18,748	18,768	18,779	18,787
Weighted average shares outstanding – diluted	18,638	18,660	18,723	18,789	18,803	18,827	18,889	18,965

Results of Quarterly Operations (unaudited)

	Mar. 25, 2012	Jun. 24, 2012	Sep. 23, 2012	Dec. 30, 2012	Mar. 31, 2013	Jun. 30, 2013	Sep. 29, 2013	Dec. 29, 2013
Revenue:
Restaurant sales	92.5%	92.4%	92.5%	93.0%	93.4%	93.6%	93.6%	93.6%
Franchise royalties and fees	7.5	7.6	7.5	7.0	6.6	6.4	6.4	6.4
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	31.1	31.6	31.2	32.0	32.7	30.4	30.0	29.8
Labor	29.4	30.2	30.1	30.2	30.2	31.2	30.3	30.0
Operating	14.1	14.7	15.2	14.7	14.5	14.4	15.1	14.8
Occupancy	5.5	5.9	5.9	5.2	5.7	5.9	5.8	5.7
Depreciation and amortization	6.2	6.7	6.8	6.3	6.6	6.9	6.8	6.5
General and administrative	7.7	8.8	8.8	7.2	7.0	7.7	7.8	7.8
Preopening	1.0	0.6	1.8	2.0	1.4	0.8	0.9	1.5
Loss on asset disposals and impairment	0.3	0.3	0.3	0.4	0.2	0.1	0.3	0.5
Total costs and expenses	89.3	92.6	94.0	92.3	92.8	92.1	92.0	91.3
Income from operations	10.7	7.4	6.0	7.7	7.2	7.9	8.0	8.7
Investment income (loss)	0.2	0.0	0.2	0.0	0.1	(0.0)	0.1	0.0
Earnings before income taxes	10.8	7.3	6.1	7.7	7.3	7.9	8.1	8.7
Income tax expense	3.6	2.5	1.8	2.2	1.9	2.4	2.5	2.6
Net earnings	7.3%	4.9%	4.3%	5.5%	5.4%	5.4%	5.7%	6.1%

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product and supply risks. We negotiate directly with independent suppliers for our supply of food and other products. Domestically, we have a distribution contract with McLane Company, Inc. that covers food, paper, and non-food products. We completed the transition to McLane during the second quarter of 2013. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. Current month chicken wing prices are determined based on the average of the previous month’s spot rates. Chicken wings accounted for approximately 25%, 27%, and 19% of our cost of sales in 2013, 2012, and 2011, respectively, with an annual average price per pound of $1.76, $1.97, and $1.21, respectively. A 10% increase in the chicken wing costs for 2013 would have increased restaurant cost of sales by approximately $9.1 million for fiscal 2013. Additional information related to chicken wing prices and our approaches to managing the volatility thereof is included in Item 7 under “Results of Operations.”

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For supplemental information regarding quarterly results of operations, refer to Item 7, “Results of Quarterly Operations.”

BUFFALO WILD WINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Buffalo Wild Wings, Inc.:

We have audited the accompanying consolidated balance sheets of Buffalo Wild Wings, Inc. and subsidiaries as of December 29, 2013 and December 30, 2012, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three year period ended December 29, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buffalo Wild Wings, Inc. and subsidiaries as of December 29, 2013 and December 30, 2012, and the results of their operations and their cash flows for each of the fiscal years in the three year period ended December 29, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Buffalo Wild Wings, Inc.’s internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota
February 26, 2014

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 29, 2013 and December 30, 2012

(Dollar amounts in thousands)

	December 29, 2013	December 30, 2012
Assets
Current assets:
Cash and cash equivalents	$57,502	21,340
Marketable securities	7,584	9,579
Accounts receivable, net of allowance of $25	21,845	20,203
Inventory	9,492	7,820
Prepaid expenses	4,509	3,869
Refundable income taxes	4,329	4,122
Deferred income taxes	9,287	5,774
Restricted assets	68,208	52,829
Total current assets	182,756	125,536

Property and equipment, net	440,538	386,570
Reacquired franchise rights, net	33,403	37,370
Other assets	16,498	9,246
Goodwill	32,533	32,365
Total assets	$705,728	591,087

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$1,818	1,763
Accounts payable	31,806	36,418
Accrued compensation and benefits	52,049	39,637
Accrued expenses	13,784	11,461
System-wide payables	67,017	51,564
Total current liabilities	166,474	140,843

Long-term liabilities:
Other liabilities	1,913	1,752
Deferred income taxes	37,822	37,128
Deferred lease credits	33,711	27,992
Total liabilities	239,920	207,715

Commitments and contingencies (notes 7 and 16)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 18,803,663 and 18,623,370, respectively	133,203	121,450
Retained earnings	333,601	262,047
Accumulated other comprehensive loss	(996)	(125)
Total stockholders’ equity	465,808	383,372
Total liabilities and stockholders’ equity	$705,728	591,087

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

Fiscal years ended December 29, 2013, December 30, 2012, and December 25, 2011

(Amounts in thousands except per share data)

	Fiscal years ended
	December 29, 2013	December 30, 2012	December 25, 2011
Revenue:
Restaurant sales	$1,185,351	963,963	717,395
Franchise royalties and fees	81,368	76,567	67,083
Total revenue	1,266,719	1,040,530	784,478

Costs and expenses:
Restaurant operating costs:
Cost of sales	363,755	303,653	203,291
Labor	360,302	289,167	215,649
Operating	174,338	141,417	109,654
Occupancy	68,394	54,147	44,005
Depreciation and amortization	84,978	67,462	49,913
General and administrative	96,182	84,149	72,689
Preopening	14,647	14,630	14,564
Loss on asset disposals and impairment	3,262	3,291	1,929
Total costs and expenses	1,165,858	957,916	711,694

Income from operations	100,861	82,614	72,784
Investment income	674	754	118
Earnings before income taxes	101,535	83,368	72,902
Income tax expense	29,981	26,093	22,476
Net earnings	$71,554	57,275	50,426

Earnings per common share – basic	$3.81	3.08	2.75
Earnings per common share – diluted	$3.79	3.06	2.73
Weighted average shares outstanding – basic	18,770	18,582	18,337
Weighted average shares outstanding – diluted	18,872	18,705	18,483

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net earnings	$71,554	57,275	50,426
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(871)	170	(286)
Other comprehensive income (loss), net of tax	(871)	170	(286)
Comprehensive income	$70,683	57,445	50,140

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Fiscal years ended December 29, 2013, December 30, 2012, and December 25, 2011

(Dollar amounts in thousands)

	Common Stock		Retained	Accumulated Other Comprehensive
	Shares	Amount	Earnings	(Loss) Income	Total
Balance at December 26, 2010	18,214,065	$102,484	154,346	(9)	$256,821

Net earnings	—	—	50,426	—	50,426
Other comprehensive loss	—	—	—	(286)	(286)
Shares issued under employee stock purchase plan	30,127	1,373	—	—	1,373
Shares issued from restricted stock units	142,797	—	—	—	—
Units effectively repurchased for required employee withholding taxes	(45,539)	(6,530)	—	—	(6,530)
Exercise of stock options	36,470	337	—	—	337
Excess tax benefit from stock issued	—	4,462	—	—	4,462
Stock-based compensation	—	11,383	—	—	11,383
Balance at December 25, 2011	18,377,920	113,509	204,772	(295)	317,986

Net earnings	—	—	57,275	—	57,275
Other comprehensive loss	—	—	—	170	170
Shares issued under employee stock purchase plan	26,742	1,550	—	—	1,550
Shares issued from restricted stock units	275,935	—	—	—	—
Units effectively repurchased for required employee withholding taxes	(96,135)	(7,112)	—	—	(7,112)
Exercise of stock options	38,908	1,233	—	—	1,233
Excess tax benefit from stock issued	—	4,151	—	—	4,151
Stock-based compensation	—	8,119	—	—	8,119
Balance at December 30, 2012	18,623,370	121,450	262,047	(125)	383,372

Net earnings	—	—	71,554	—	71,554
Other comprehensive loss	—	—	—	(871)	(871)
Shares issued under employee stock purchase plan	26,612	1,839	—	—	1,839
Shares issued from restricted stock units	177,041	—	—	—	—
Units effectively repurchased for required employee withholding taxes	(61,312)	(7,728)	—	—	(7,728)
Exercise of stock options	37,952	675	—	—	675
Excess tax benefit from stock issued	—	5,471	—	—	5,471
Stock-based compensation	—	11,496	—	—	11,496
Balance at December 29, 2013	18,803,663	$133,203	333,601	(996)	$465,808

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Fiscal years ended December 29, 2013, December 30, 2012, and December 25, 2011

(Dollar amounts in thousands)

	Fiscal years ended
	December 29, 2013	December 30, 2012	December 25, 2011
Cash flows from operating activities:
Net earnings	$71,554	57,275	50,426
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	79,881	64,154	49,003
Amortization	5,097	3,308	910
Loss on asset disposals and impairment	3,253	2,883	1,680
Deferred lease credits	5,247	4,322	3,632
Deferred income taxes	(2,209)	(835)	12,816
Stock-based compensation	11,496	8,119	11,383
Excess tax benefit from stock issuance	(5,471)	(4,151)	(4,462)
Change in operating assets and liabilities, net of effect of acquisition:
Trading securities	(1,287)	(992)	(317)
Accounts receivable	(2,012)	(11,797)	(1,222)
Inventory	(1,581)	(1,088)	(1,840)
Prepaid expenses	(647)	(46)	20
Other assets	(1,218)	(2,071)	(2,550)
Unearned franchise fees	55	(89)	(257)
Accounts payable	(1,467)	3,172	17,676
Income taxes	5,264	7,590	3,267
Accrued expenses	13,405	15,434	8,095
Net cash provided by operating activities	179,360	145,188	148,260

Cash flows from investing activities:
Acquisition of property and equipment	(138,735)	(130,542)	(130,127)
Purchase of marketable securities	—	(132,140)	(97,148)
Proceeds of marketable securities	3,282	163,509	114,337
Acquisition of businesses/investments in affiliates	(10,288)	(43,580)	(33,744)
Net cash used in investing activities	(145,741)	(142,753)	(146,682)

Cash flows from financing activities:
Proceeds from line of credit	5,000	—	—
Repayments of line of credit	(5,000)	—	—
Issuance of common stock	2,514	2,783	1,709
Excess tax benefit from stock issuance	5,471	4,151	4,462
Tax payments for restricted stock units	(4,946)	(8,522)	(2,481)
Net cash provided by (used in) financing activities	3,039	(1,588)	3,690
Effect of exchange rate changes on cash and cash equivalents	(496)	(37)	(47)
Net increase in cash and cash equivalents	36,162	810	5,221
Cash and cash equivalents at beginning of year	21,340	20,530	15,309
Cash and cash equivalents at end of year	$57,502	21,340	20,530

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 29, 2013 and December 30, 2012

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

At December 29, 2013, December 30, 2012, and December 25, 2011, we operated 434, 381, and 319 company-owned restaurants, respectively, and had 559, 510, and 498 franchised restaurants, respectively.

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

(d) Fiscal Year

We utilize a 52- or 53-week accounting period that ends on the last Sunday in December. Each of the fiscal years ended December 29, 2013 and December 25, 2011 were comprised of 52 weeks. The fiscal year ended December 30, 2012 was a 53-week year. The 53rd week of fiscal 2012 contributed $22,316 in restaurant sales and $1,536 in franchise royalties and fees.

(e) Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

(f) Marketable Securities

Marketable securities consist of available-for-sale securities and trading securities that are carried at fair value and held-to-maturity securities that are stated at amortized cost, which approximates market.

Available-for-sale securities are classified as current assets based upon our intent and ability to use any and all of the securities as necessary to satisfy the operational requirements of our business. Realized gains and losses from the sale of available-for-sale securities were not material for fiscal 2013, 2012, and 2011. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. The available-for-sale investments carry short-term repricing features which generally result in these investments having a value at or near par value (cost).

Trading securities are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings as investment income. We have funded a deferred compensation plan using trading assets in a marketable equity portfolio. This portfolio is held to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. These deferred compensation liabilities were $7,409 and $6,172 as of December 29, 2013 and December 30, 2012, respectively, and are included in accrued compensation and benefits in the accompanying consolidated balance sheets.

(g) Accounts Receivable

Accounts receivable consists primarily of credit card receivables, franchise royalties, contractually-determined receivables for leasehold improvements, and vendor allowances. Cash flows related to accounts receivable are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

(h) Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Cash flows related to inventory sales are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

We purchase products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors but the terms of the contracts and nature of the products are such that purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is chicken wings. Current month chicken wing prices are determined based on the average of the previous month’s spot rates. For fiscal 2013, 2012, and 2011, chicken wings were 25%, 27%, and 19%, respectively, of cost of sales.

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

(j) Goodwill, Reacquired Franchise Rights, and Other Assets

Goodwill represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill and indefinite-life purchased liquor licenses are subject to an annual impairment analysis. We identify potential impairments of goodwill by comparing the fair value of the reporting unit to its carrying amount, which includes goodwill and other intangible assets. The fair value of the reporting unit is calculated using a market approach. If the fair value of the reporting unit exceeds the carrying amount, the assets are not impaired. If the carrying amount exceeds the fair value, this is an indication that impairment may exist. We calculate the amount of the impairment by comparing the fair value of the assets and liabilities to the fair value of the reporting unit. The fair value of the reporting unit in excess of the value of the assets and liabilities is the implied fair value of the goodwill. If this amount is less than the carrying amount of goodwill, impairment is recognized for the difference. All goodwill was considered recoverable as of December 29, 2013.

Reacquired franchise rights are amortized over the life of the related franchise agreement. We evaluate reacquired franchise rights in conjunction with our impairment evaluation of long-lived assets.

Other assets consist primarily of liquor licenses and investments in affiliates. Liquor licenses are either amortized over their annual renewal period or, if purchased, are carried at the lower of fair value or cost. We identify potential impairments for liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the carrying amount exceeds the fair value, we calculate the possible impairment by comparing the fair value of the liquor licenses with the carrying amount. If the fair value of the asset is less than the carrying amount, an impairment is recorded. The carrying amount of the liquor licenses not subject to amortization as of December 29, 2013 and December 30, 2012 was $4,834 and $3,867, respectively, and is included in other assets in the accompanying consolidated balance sheets.

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

(l) Asset Retirement Obligations

An asset retirement obligation associated with the retirement of a tangible long-lived asset is recognized as a liability in the period incurred or when it becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. We must recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. Conditional asset retirement obligations are legal obligations to perform asset retirement activities when the timing and/or method of settlement are conditional on a future event or may not be within our control. Asset retirement costs are depreciated over the useful life of the related asset. As of December 29, 2013 and December 30, 2012, we had asset retirement obligations of $443 and $357, respectively.

(m) Foreign Currency

Our reporting currency is the U.S. dollar, while the functional currency of our Canadian operations is the Canadian dollar. Our assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues, costs and expenses, and cash flows are translated using the average exchange rate for the period.

(n) Revenue Recognition

Franchise agreements have terms ranging from 10 to 20 years. These agreements also convey multiple extension terms of five or ten years, depending on contract terms if certain conditions are met. We provide the use of the Buffalo Wild Wings trademarks, system, training, preopening assistance, and restaurant operating assistance in exchange for area development fees, franchise fees, and royalties of 5% of a restaurant’s sales.

Franchise fee revenue from individual franchise sales is recognized upon the opening of the franchised restaurant when we have performed all of our material obligations and initial services. Area development fees are dependent upon the number of restaurants in the territory, as are our obligations under the area development agreement. Consequently, as our obligations are met, area development fees are recognized in relation to the expenses incurred with the opening of each new restaurant and any royalty-free periods. Royalties are accrued as earned and are calculated each period based on reported franchisees’ sales.

Sales from company-owned restaurant revenues are recognized as revenue at the point of the delivery of meals and services. All sales taxes are presented on a net basis and are excluded from revenue.

(o) Franchise Operations

We enter into franchise agreements with unrelated third parties to build and operate restaurants using the Buffalo Wild Wings brand within a defined geographical area. We believe that franchising is an effective and efficient means to expand the Buffalo Wild Wings brand. The franchisee is required to operate its restaurants in compliance with its franchise agreement that includes adherence to operating and quality control procedures established by us. We do not provide loans, leases, or guarantees to the franchisee or the franchisee’s employees and vendors. If a franchisee becomes financially distressed, we do not provide financial assistance. If financial distress leads to a franchisee’s noncompliance with the franchise agreement and we elect to terminate the franchise agreement, we have the right but not the obligation to acquire the assets of the franchisee at fair value as determined by an independent appraiser. We have financial exposure for the collection of the royalty payments. Franchisees generally remit royalty payments weekly for the prior week’s sales, which substantially minimizes our financial exposure. Historically, we have experienced insignificant write-offs of franchisee royalties. Franchise and area development fees are paid upon the signing of the related agreements.

(p) Advertising Costs

Contributions from franchisees related to the national advertising fund constitute agency transactions and are not recognized as revenues and expenses. Related advertising obligations are accrued and the costs expensed at the same time the related contributions are recognized. These advertising fees are recorded as a liability against which specific costs are charged.

Contributions to the national advertising fund related to company-owned restaurants are expensed as contributed and local advertising costs for company-owned restaurants are expensed as incurred. These costs totaled $44,025, $35,080, and $26,127, in fiscal years 2013, 2012, and 2011, respectively.

(q) Preopening Costs

Costs associated with the opening of new company-owned restaurants are expensed as incurred.

(r) Payments Received from Vendors

Vendor allowances include allowances and other funds received from vendors. Certain of these funds are determined based on various quantitative contract terms. We also receive vendor allowances from certain manufacturers and distributors calculated based upon purchases made by franchisees. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction of the related expense. Amounts that represent a reduction of inventory purchase costs are recorded as a reduction of inventoriable costs. We record an estimate of earned vendor allowances that are calculated based upon monthly purchases. We generally receive payment from vendors approximately 30 days from the end of a month for that month’s purchases. During fiscal 2013, 2012, and 2011, vendor allowances were recorded as a reduction in inventoriable costs, and cost of sales was reduced by $8,548, $8,731, and $7,032, respectively.

(s) Restricted Assets and System-wide Payables

We have a system-wide marketing and advertising fund. Company-owned and franchised restaurants are required to remit a designated portion of restaurant sales to a national advertising fund that is used for marketing and advertising efforts throughout the system. That amount was 3% of restaurant sales in all years presented. Certain payments received from various vendors are also deposited into the national advertising fund. These funds are used for development and implementation of brand initiatives and programs. As of December 29, 2013 and December 30, 2012, the national advertising fund liability was $15,579 and $12,865, respectively.

We have a system-wide gift card fund which consists of a cash balance, which is restricted to funding of future gift card redemptions and gift card related costs as well as receivables from retail gift card partners, and a corresponding liability for those outstanding gift cards which we believe will be redeemed in the future. As of December 29, 2013 and December 30, 2012, the gift card liability was $51,439 and $38,699, respectively. Recognized gift card breakage is transferred to the national advertising fund.

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

Total stock-based compensation expense recognized in the consolidated statement of earnings for fiscal year 2013 was $11,496 before income taxes and consisted of restricted stock units, stock options, and ESPP expense of $9,899, $948 and $649, respectively. The related total tax benefit recognized in 2013 was $3,913.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the following assumptions:

	Stock Options
	December 29, 2013	December 30, 2012	December 25, 2011
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	48.5%	53.6%	54.1%
Risk-free interest rate	0.8%	1.1%	2.2%
Expected life of options	5	5	5

	Employee Stock Purchase Plan
	December 29, 2013			December 30, 2012			December 25, 2011
Expected dividend yield		0.0%			0.0%			0.0%
Expected stock price volatility	46.4	-	47.2%	48.1	-	48.7%	49.2	-	50.1%
Risk-free interest rate		0.08%			0.15%		0.04	-	0.07%
Expected life of options		0.5			0.5			0.5

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

(2) Fair Value Measurements

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets;
•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 29, 2013:

	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$33,587	—	—	33,587
Marketable Securities	7,584	—	—	7,584
Restricted Assets	5,823	—	—	5,823

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 30, 2012:

	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$5,280	—	—	5,280
Marketable Securities	6,297	512	—	6,809
Restricted Assets	1,138	4,675	—	5,813

We classified a portion of our marketable securities as available-for-sale and trading securities which were reported at fair market value, using the “market approach” valuation technique. The “market approach” valuation method uses prices and other relevant information observable in market transactions involving identical or comparable assets to determine fair market value. Our cash equivalents are comprised of money market funds which are valued using the Level 1 approach. Our trading securities are valued using the Level 1 approach. Our available-for-sale marketable securities are valued using a Level 2 approach, using observable direct and indirect inputs for municipal bonds. Our restricted assets include money market mutual funds and variable rate demand obligations and are valued using either the Level 1 or Level 2 approach.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the fiscal years ended December 29, 2013, December 30, 2012, and December 25, 2011.

Our financial assets and liabilities requiring a fair-value measurement on a non-recurring basis were not significant as of December 29, 2013 or December 30, 2012.

Assets and liabilities that are measured at fair value on a recurring basis

At December 29, 2013, we did not have any significant nonfinancial assets or liabilities that required a fair-value measurement on a recurring basis.

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

During 2013, we recorded an impairment charge of $1,118 for the assets of two underperforming restaurants.

Financial assets and liabilities not measured at fair value

Certain of our financial assets and liabilities are recorded at their carrying amounts which approximate fair value, based on their short-term nature or variable interest rate. These financial assets and liabilities include cash, accounts receivable, accounts payable, and other current assets and liabilities.

(3) Marketable Securities

Marketable securities consisted of the following:

	December 29, 2013	December 30, 2012
Held-to-maturity
Municipal securities	$—	2,770
Available-for-sale
Municipal securities	—	512
Trading
Mutual funds	7,584	6,297
Total	$7,584	9,579

Sales of available for-sale securities totaled $512 and there were no purchases in 2013. Proceeds from maturities of held-to-maturity securities totaled $2,770 and there were no purchases in 2013.

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

Trading securities represent investments held for future needs of our non-qualified deferred compensation plan.

(4) Property and Equipment

Property and equipment consisted of the following:

	December 29, 2013	December 30, 2012
Construction in process	$18,792	23,744
Buildings	72,939	53,962
Furniture, fixtures, and equipment	254,484	212,729
Leasehold improvements	380,155	313,354
Property and equipment, gross	726,370	603,789
Less accumulated depreciation	(285,832)	(217,219)
Property and equipment, net	$440,538	386,570

(5) Goodwill and Other Intangible Assets

Goodwill is summarized below:

	December 29, 2013	December 30, 2012
Beginning of year	$32,365	17,770
Additions	160	14,588
Adjustments	8	7
End of year	$32,533	32,365

Goodwill is not subject to amortization but nearly all is deductible for tax purposes.

Reacquired franchise rights consisted of the following:

	December 29, 2013	December 30, 2012
Reacquired franchise rights	$44,150	43,020
Accumulated amortization	(10,747)	(5,650)
Reacquired franchise rights, net	$33,403	37,370

Amortization expense related to reacquired franchise rights for fiscal 2013, 2012, and 2011 was $5,097, $3,308, and $910, respectively. The weighted average amortization period is 13 years. Estimated future amortization expense as of December 29, 2013 was as follows:

Fiscal year ending:
2014	$4,533
2015	4,139
2016	3,793
2017	3,392
2018	3,127
Thereafter	14,419
Total future amortization expense	$33,403

(6) Investments in Affiliates

In March 2013, we acquired a minority equity investment in PizzaRev, a California-based restaurant concept, as well as licensing rights for $6,000. As of December 29, 2013, PizzaRev had six fast casual pizza restaurants in California. If certain financial thresholds are met, we have the obligation to make additional investments in PizzaRev. We also have the right to open company-owned locations in certain states. Investments in affiliates is included in other assets in our Consolidated Balance Sheets.

(7) Lease Commitments

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

Future minimum rental payments due under noncancelable operating leases for existing restaurants and commitments for restaurants under development as of December 29, 2013 were as follows:

	Operating leases	Restaurants under development
Fiscal year ending:
2014	$57,859	2,783
2015	56,828	4,699
2016	54,991	4,708
2017	52,168	4,722
2018	47,318	4,737
Thereafter	271,876	45,333
Total future minimum lease payments	$541,040	66,982

In 2013, 2012, and 2011, we rented office space under operating leases which, in addition to the minimum lease payments, require payment of a proportionate share of the real estate taxes and building operating expenses. We also rent restaurant space under operating leases, some of which, in addition to the minimum lease payments and proportionate share of real estate and operating expenses, require payment of percentage rents based upon sales levels. Rent expense, excluding our proportionate share of real estate taxes and building operating expenses, was as follows:

	Fiscal Years Ended
	December 29, 2013	December 30, 2012	December 25, 2011
Minimum rents	$53,651	43,780	36,647
Percentage rents	715	608	371
Total	$54,366	44,388	37,018
Equipment and auto leases	$1,000	479	452

(8) Revolving Credit Facility

In February 2013, we entered into a three-year $100,000 unsecured revolving credit facility. A loan under the facility shall bear interest at a rate per annum equal to, at our election, either (i) LIBOR for an interest period of one month, reset daily, plus 0.875%, if our consolidated total leverage ratio is less than or equal to 0.50, or plus 1.125% if our total leverage ratio is greater than or equal to 0.51, or (ii) LIBOR for an interest period of one, two, three, six, or twelve months, reset at the end of the selected interest period, plus 0.875%, if our consolidated total leverage ratio is less than or equal to 0.50, or plus 1.125% if our consolidated total leverage ratio is greater than or equal to 0.51. As of December 29, 2013, we had no outstanding balance on the facility.

There is a commitment fee on the average unused portion of the facility at a rate per annum equal to 0.15% if our consolidated total leverage ratio is less than or equal to 0.50, or 0.20% if our consolidated total leverage ratio is greater than or equal to 0.51.

The Credit Agreement requires us to maintain (a) consolidated coverage ratio as of the end of each fiscal quarter at no less than 2.50 to 1.00, (b) consolidated total leverage ratio as of the end of each fiscal quarter at no more than 2.00 to 1.00, and (c) minimum EBITDA during any consecutive four-quarter period at no less than $100,000. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict the right of the Company and its subsidiaries to merge, to lease, sell, or otherwise dispose of assets, to make investments and to grant liens on their assets. As of December 29, 2013, we were in compliance with all of these covenants.

(9) Income Taxes

The components of earnings (loss) before taxes were as follows:

	Fiscal Years Ended
	December 29, 2013	December 30, 2012	December 25, 2011
United States	$111,011	89,430	75,813
Foreign	(9,476)	(6,062)	(2,911)
Total earnings before taxes	$101,535	83,368	72,902

The provision for income taxes consisted of the following:

	Fiscal Years Ended
	December 29, 2013	December 30, 2012	December 25, 2011
Current:
Federal	$26,598	22,642	6,009
State	5,592	4,285	3,651
Deferred:
Federal	728	1,286	13,297
State	(737)	(525)	394
Foreign	(2,200)	(1,595)	(875)
Total income tax expense	$29,981	26,093	22,476

The following is a reconciliation of the expected federal income taxes (benefits) at the statutory rate of 35% to the actual provision for income taxes:

	Fiscal Years Ended
	December 29, 2013	December 30, 2012	December 25, 2011
Expected federal income tax expense	$35,537	29,179	25,516
State income tax expense, net of federal effect	3,145	2,433	2,660
General business credits	(8,097)	(6,006)	(5,808)
Other, net	(604)	487	108
Total income tax expense	$29,981	26,093	22,476

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

	December 29, 2013	December 30, 2012
Deferred tax assets:
Unearned revenue	$1,201	919
Accrued compensation and benefits	4,181	3,570
Deferred lease credits	11,633	8,450
Stock-based compensation	3,020	2,362
Advertising costs	1,061	733
Foreign NOL/Other	4,670	2,470
Other	2,734	2,501
Total	$28,500	21,005

Deferred tax liabilities:
Depreciation	$50,974	48,423
Goodwill and other amortization	1,391	1,466
Future taxes on foreign earnings	4,670	2,470
Total	$57,035	52,359

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

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Fiscal Years Ended
	December 29, 2013	December 30, 2012
Beginning of year	$782	$732
Additions based on tax positions related to the current year	206	179
Reductions based on tax positions related to prior years	(1)	—
Reductions based on expiration of statute of limitations	(162)	(129)
End of year	$825	$782

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal 2013, 2012, and 2011, interest and penalties of $2, ($5), and ($18), respectively, were included in income tax expense. As of December 29, 2013, and December 30, 2012, interest and penalties related to unrecognized tax benefits totaled $71 and $68, respectively. Included in the balance at December 29, 2013, December 30, 2012, and December 25, 2011, are unrecognized tax benefits of $545, $509, and $476, respectively, which if recognized, would affect the annual effective tax rate. The difference between these amounts and the amount reflected in the reconciliation above relates to the deferred U.S. federal income tax benefit on unrecognized tax benefits related to U.S. state income taxes.

Our income tax returns are subject to examination in both the U.S., by federal, state and local jurisdictions, and in Canada. With few exceptions, we are no longer subject to U.S. federal, state, or local examinations for years prior to fiscal 2010. The Canadian income tax returns are subject to review for fiscal years 2010 through 2013.

Our federal income tax return for fiscal year 2011 is currently under exam by the IRS, which resulted from a carryback claim to 2010 that requires Joint Committee of Taxation approval. We also have various state tax jurisdictions under exam. We regularly assess and reevaluate tax uncertainties by considering changes in current tax law, recent court decisions, and changes in the business. Although we expect our exams will settle in the next twelve months, we cannot reasonably estimate the potential change to our unrecognized tax benefits at this time.

(10) Stockholders’ Equity

(a) Stock Options

We have 5.4 million shares of common stock reserved for issuance under the Equity Incentive Plan (Plan) for our employees, officers, and directors. The exercise price for stock options issued under the Plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven to ten years. Nonqualified stock options issued pursuant to the Plan have varying vesting periods from immediately to four years and have a contractual life of seven to ten years. Incentive stock options may be granted under this plan until March 12, 2022. We issue new shares of common stock upon exercise of stock options. Option activity is summarized for the year ended December 29, 2013 as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding, December 30, 2012	151,897	$47.97	3.9	$4,232

Granted	39,498	87.53
Exercised	(25,391)	26.57
Cancelled	(2,395)	59.68
Outstanding, December 29, 2013	163,609	$60.67	3.9	$13,974
Exercisable, December 29, 2013	113,752	50.42	3.2	10,882

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $146.08 as of the last business day of the year ended December 29, 2013, which would have been received by the optionees had all options been exercised on that date. As of December 29, 2013, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,590, which is expected to be recognized over a weighted average period of approximately 2.4 years. During 2013, 2012, and 2011, the total intrinsic value of stock options exercised was $2,159, $2,887, and $1,700, respectively. During 2013, 2012, and 2011, the total fair value of options vested was $1,028, $852, and $751, respectively. During 2013, 2012, and 2011, the weighted average grant date fair value of options granted was $37.09, $43.97, and $26.07, respectively.

The following table summarizes our stock options outstanding at December 29, 2013:

			Options outstanding			Options exercisable
Range			Shares	Average remaining contractual life (years)	Weighted average exercise price	Shares	Weighted average exercise price
$14.05	–	30.87	35,113	1.6	$28.65	35,113	$28.65
31.00	–	48.35	35,685	2.8	44.29	35,685	44.29
51.42	–	53.75	28,384	4.0	53.72	20,648	53.73
87.53	–	94.42	64,427	5.6	90.26	22,306	91.41
			163,609			113,752

The Plan has 1,335,277 shares available for grant as of December 29, 2013.

(b) Restricted Stock Units

Restricted stock units are granted annually under the Plan at the discretion of the Compensation Committee of the Board of Directors.

In 2013, 2012, and 2011, we granted restricted stock units subject to three-year cliff vesting and a cumulative three-year earnings target. The number of units which vest at the end of the three-year period is based on performance against the target. These restricted stock units are subject to forfeiture if they have not vested at the end of the three-year period. Stock-based compensation is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date through the end of the performance period.

For each grant, restricted stock units meeting the performance criteria will vest as of the end of our fiscal year. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required minimum employee withholding taxes. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for fiscal 2013 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 30, 2012	282,093	$70.64

Granted	163,066	87.49
Vested	(147,876)	54.99
Cancelled	(18,163)	73.85
Outstanding, December 29, 2013	279,120	$88.57

As of December 29, 2013, the stock-based compensation expense related to nonvested awards not yet recognized was $12,372, which is expected to be recognized over a weighted average period of 1.8 years. During fiscal years 2013 and 2012 the total grant date fair value of shares vested was $8,132 and $7,585, respectively. The weighted average grant date fair value of restricted stock units granted during 2013, 2012, and 2011 was $87.49, $92.71, and $53.94, respectively. During 2013 and 2012, we recognized $9,899 and $6,710, respectively, of stock-based compensation expense related to restricted stock units.

(c) Employee Stock Purchase Plan

We have reserved 600,000 shares of common stock for issuance under the ESPP. The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During 2013, 2012, and 2011, we issued 26,612, 26,742, and 30,127 shares, respectively, of common stock. As of December 29, 2013, we had 221,308 shares available for future issuance under the ESPP.

(11) Earnings Per Common Share

The following is a reconciliation of basic and fully diluted earnings per common share for fiscal 2013, 2012, and 2011:

	Fiscal year ended December 29, 2013
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$71,554
Earnings per common share	71,554	18,770,317	$3.81
Effect of dilutive securities – stock options	—	67,933
Effect of dilutive securities – restricted stock units	—	33,915
Earnings per common share – assuming dilution	$71,554	18,872,165	$3.79

	Fiscal year ended December 30, 2012
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$57,275
Earnings per common share	57,275	18,582,205	$3.08
Effect of dilutive securities – stock options	—	79,693
Effect of dilutive securities – restricted stock units	—	42,764
Earnings per common share – assuming dilution	$57,275	18,704,662	$3.06

	Fiscal year ended December 25, 2011
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$50,426
Earnings per common share	50,426	18,337,433	$2.75
Effect of dilutive securities – stock options	—	73,249
Effect of dilutive securities – restricted stock units	—	72,415
Earnings per common share – assuming dilution	$50,426	18,483,097	$2.73

The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been anti-dilutive or were performance-granted shares for which the performance criteria had not yet been met:

	December 29, 2013	December 30, 2012	December 25, 2011
Stock options	63,744	20,484	11,233
Restricted stock units	279,120	282,093	360,280

(12) Supplemental Disclosures of Cash Flow Information

	Fiscal Years Ended
	December 29, 2013	December 30, 2012	December 25, 2011
Cash paid during the period for:
Income taxes	$27,361	19,675	6,755

Noncash financing and investing transactions:
Property and equipment not yet paid for	(3,039)	3,138	(5,211)
Tax withholding for restricted stock units	7,200	4,418	5,828
Goodwill adjustment	8	7	—

(13) Loss on Asset Disposals and Impairment

In 2013, 2012, and 2011, we closed restaurants resulting in a charge to earnings for remaining lease obligations, utilities, and other related costs. These charges were recognized as a part of the loss on asset disposals and impairment on our accompanying consolidated statements of earnings.

The following is a rollforward of the store closing reserve:

	Fiscal Years Ended
	December 29, 2013	December 30, 2012	December 25, 2011
Beginning reserve balance	$22	18	60
Store closing costs incurred	38	413	205
Costs paid	(47)	(409)	(247)
Ending reserve balance	$13	22	18

During 2013, we recorded an impairment charge for the assets of two underperforming restaurants. An impairment charge of $1,118 was recorded to the extent that the carrying amount of the assets was not considered recoverable based on estimated discounted future cash flows and the underlying fair value of the assets. There was no impairment during 2012 or 2011.

The following is a summary of the loss on asset disposals and impairment charges recognized by us:

	Fiscal Years Ended
	December 29, 2013	December 30, 2012	December 25, 2011
Store closing charges	$38	413	205
Long-lived asset impairment	1,118	—	—
Miscellaneous asset write-offs	2,106	2,878	1,724
Loss on asset disposals and impairment	$3,262	3,291	1,929

(14) Defined Contribution Plans

We have a defined contribution 401(k) plan whereby eligible employees may contribute pretax wages in accordance with the provisions of the plan. We match 100% of the first 3% and 50% of the next 2% of contributions made by eligible employees. Matching contributions of approximately $1,710, $1,660, and $1,249 were made by us during fiscal 2013, 2012, and 2011, respectively.

Under our Management Deferred Compensation Plan, our executive officers and certain other individuals are entitled to receive an amount equal to a percentage of their base salary ranging from 5.0% to 12.5% which is credited on a monthly basis to their deferred compensation account. Cash contributions of $584, $517, and $435 were made by us during 2013, 2012, and 2011, respectively. Such amounts are subject to certain vesting provisions, depending on length of employment and circumstances of employment termination. In addition, individuals may elect to defer a portion or all of their cash compensation.

(15) Related Party Transactions

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

A member of our board of directors, Warren Mack, is an officer at one of our law firms. Another member of our board of directors, Jerry Rose, was an officer at one of our suppliers.

(16) Contingencies

We are involved in various legal matters arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

(17) Acquisition of Franchised Restaurants

During 2013, we acquired 3 Buffalo Wild Wings franchised restaurants through one acquisition. During 2012, we also acquired 18 Buffalo Wild Wings franchised restaurants through three acquisitions. The total purchase price in 2013 and 2012 was $4,297 and $43,580, respectively, and was paid in cash and was funded by cash from operations and the sale of marketable securities. The acquisitions were accounted for as business combinations. The assets acquired and liabilities assumed were recorded based on their fair values at the time of the acquisitions as detailed below:

	Fiscal Years Ended
	December 29, 2013	December 30, 2012
Inventory, prepaids, and other assets	$181	$563
Equipment and leasehold improvements	2,826	9,529
Lease liabilities	—	(750)
Reacquired franchise rights	1,130	19,650
Goodwill	160	14,588
Total purchase price	$4,297	$43,580

The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill. The assessment of the valuation of certain assets acquired and liabilities assumed during 2013 is preliminary; if new information is obtained about facts and circumstances that existed at the acquisition date, the acquisition accounting may be revised to reflect the resulting adjustments to current estimates of these items. The results of operations of these locations are included in our consolidated statement of earnings as of the date of acquisition.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 29, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992 Framework). Based on this assessment, our management concluded that, as of December 29, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Buffalo Wild Wings, Inc:

We have audited Buffalo Wild Wing, Inc.’s internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Buffalo Wild Wings, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Buffalo Wild Wings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Buffalo Wild Wings, Inc. and subsidiaries as of December 29, 2013 and December 30, 2012, and the related consolidated statements of earnings, comprehensive income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended December 29, 2013, and our report dated February 26, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Minneapolis, Minnesota
February 26, 2014

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is contained in Part I of this document under the heading “Executive Officers,” and the sections entitled “Election of Directors,” “Compliance with Section 16(a) of the Exchange Act,” and “Corporate Governance” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2014 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

Our Board of Directors has adopted a Code of Ethics & Business Conduct for all employees and directors. A copy of this document is available on our website at www.buffalowildwings.com, free of charge, under the Corporate Governance tab in the Investors section. We intend to satisfy any disclosure requirements regarding an amendment to, or waiver from, any provision of the Code with respect to our principal executive officer, principal financial officer, principal accounting officer and persons performing similar functions by disclosing the nature of such amendment or waiver on our website or in a report on Form 8-K.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in the sections entitled “Executive Compensation” and “Compensation Discussion and Analysis” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2014 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to the security ownership of certain holders is contained in the sections entitled “Security Ownership of Officers and Directors,” “Security Ownership of Certain Beneficial Holders,” and “Equity Compensation Plan Information” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2014 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in the sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2014 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the section entitled “Independent Registered Public Accounting Firm” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2014 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements. The following consolidated financial statements of ours are filed with this report and can be found at Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm dated February 26, 2014

Consolidated Balance Sheets as of December 29, 2013 and December 30, 2012

Consolidated Statements of Earnings for the Fiscal Years Ended December 29, 2013, December 30, 2012, and December 25, 2011

Consolidated Statements of Comprehensive Income for the Fiscal Years Ended December 29, 2013, December 30, 2012, and December 25, 2011

Consolidated Statements of Stockholders’ Equity for the Fiscal Years Ended December 29, 2013, December 30, 2012, and December 25, 2011

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 29, 2013, December 30, 2012, and December 25, 2011

Notes to Consolidated Financial Statements

(b)  Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the SEC have been omitted as not required or not applicable, or the information required has been included elsewhere by reference in the financial statements and related notes.

(c)  Exhibits. See “Exhibit Index” following the signature page of this Form 10-K for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 26, 2014	BUFFALO WILD WINGS, INC.

	By	/s/ SALLY J. SMITH
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

Name	Title	Date

/s/ SALLY J. SMITH	Chief Executive Officer, President and Director (principal executive officer)	2/26/14
Sally J. Smith

/s/ MARY J. TWINEM	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	2/26/14
Mary J. Twinem

/s/ DALE M. APPLEQUIST	Director	2/26/14
Dale M. Applequist

/s/ James M. Damian	Director, Chairman of the Board	2/26/14
James M. Damian

/s/ Michael P. Johnson	Director	2/26/14
Michael P. Johnson

/s/ Warren E. MACk	Director	2/26/14
Warren E. Mack

/s/ J. OLIVER MAGGARD	Director	2/26/14
J. Oliver Maggard

/s/ Jerry R. Rose	Director	2/26/14
Jerry R. Rose

BUFFALO WILD WINGS, INC.

EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended:	Commission File No.
December 29, 2013	000-24743

Exhibit Number	Description

3.1	Restated Articles of Incorporation, as Amended (incorporated by reference to Exhibit 3.1 to our Form 10-Q for the fiscal quarter ended June 29, 2008)

3.2	Amended and Restated Bylaws, as Amended (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed May 27, 2009)

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

10.5	Form of Notice of Incentive Stock Option Award under the 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on February 22, 2008) (1)

10.6	2003 Equity Incentive Plan, as Amended and Restated on May 15, 2008 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 21, 2008)(1)

10.7	The Executive Nonqualified Excess Plan as of May 15, 2008 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed May 21, 2008)(1)

10.8	The Executive Nonqualified Excess Plan Adoption Agreement as of May 15, 2008 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed May 21, 2008)(1)

10.9	Employment Agreement dated September 16, 2008 with Sally J. Smith (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 22, 2008)(1)

10.10	Employment Agreement dated September 16, 2008 with Mary J. Twinem (incorporated by reference to Exhibit 10.2 to our Form 8-K filed September 22, 2008)(1)

10.11	Employment Agreement dated September16, 2008 with James M. Schmidt (incorporated by reference to Exhibit10.3 to our Form8-K filed September22, 2008)(1)

10.12	Employment Agreement dated September16, 2008 with Judith A. Shoulak (incorporated by reference to Exhibit10.4 to our Form8-K filed September22, 2008)(1)

10.13	Employment Agreement dated September16, 2008 with Kathleen M. Benning (incorporated by reference to Exhibit10.5 to our Form8-K filed September22, 2008)(1)

10.14	Employment Agreement dated September16, 2008 with Mounir N. Sawda (incorporated by reference to Exhibit10.8 to our Form10-Q for the fiscal quarter ended September28, 2008)(1)

10.15	Amendment No. 1 to 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 10, 2008)(1)

10.16	2012 Equity Incentive Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement filed March 22, 2012)(1)

10.17	Form of Notice of Performance-Based Restricted Stock Unit Award under the 2012 Equity Incentive Plan (Officer Level) (1)

10.18	Form of Notice of Incentive Stock Option Award under the 2012 Equity Incentive Plan (1)

10.19	Employment Agreement dated May 11, 2012 with Lee R. Patterson (1)

10.20	Employment Agreement dated May 11, 2012 with Andrew D. Block (1)

10.21

Credit Agreement Dated as of February 2, 2013 with the lenders from time to time thereto and Wells Fargo Bank, National Association, as Administrative Agent and Issuing Lender (incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 12, 2013)

21.1*	List of Subsidiaries

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24.1*	Powers of Attorney (included on the signature page)

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Nevada Gaming Regulation

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith.
(1)	Management contract or compensatory arrangement required to be filed as an exhibit.