Form 10-Q
period 2014-03-30
BUFFALO WILD WINGS INC
filed 2014-05-07
CIK 1062449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

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

 The number of shares outstanding of the registrant’s common stock as of May 1, 2014: 18,901,221 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(unaudited)

	March 30, 2014	December 29, 2013
Assets
Current assets:
Cash and cash equivalents	$72,548	57,502
Marketable securities	7,674	7,584
Accounts receivable, net of allowance of $25	26,821	21,845
Inventory	10,339	9,492
Prepaid expenses	6,925	4,509
Refundable income taxes	—	4,329
Deferred income taxes	10,176	9,287
Restricted assets	42,375	68,208
Total current assets	176,858	182,756

Property and equipment, net	438,346	440,538
Reacquired franchise rights, net	32,270	33,403
Other assets	16,366	16,498
Goodwill	32,533	32,533
Total assets	$696,373	705,728

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$1,692	1,818
Accounts payable	22,935	31,806
Accrued compensation and benefits	33,881	52,049
Accrued expenses	12,320	13,784
Income tax payable	15,514	—
Current portion of deferred lease credits	457	—
Line of credit	—	—
System-wide payables	42,208	67,017
Total current liabilities	129,007	166,474

Long-term liabilities:
Other liabilities	3,820	1,913
Deferred income taxes	31,516	37,822
Deferred lease credits, net of current portion	34,786	33,711
Total liabilities	199,129	239,920

Commitments and contingencies (note 11)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 18,896,686 and 18,803,663, respectively	136,817	133,203
Retained earnings	361,917	333,601
Accumulated other comprehensive loss	(1,490)	(996)
Total stockholders’ equity	497,244	465,808
Total liabilities and stockholders’ equity	$696,373	705,728

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands except per share data)

(unaudited)

	Three months ended
	March 30, 2014	March 31, 2013
Revenue:
Restaurant sales	$344,945	284,425
Franchise royalties and fees	22,910	19,939
Total revenue	367,855	304,364
Costs and expenses:
Restaurant operating costs:
Cost of sales	97,487	93,091
Labor	105,334	85,831
Operating	49,038	41,105
Occupancy	18,969	16,126
Depreciation and amortization	22,832	20,143
General and administrative	28,156	21,297
Preopening	2,578	4,271
Loss on asset disposals and impairment	787	571
Total costs and expenses	325,181	282,435
Income from operations	42,674	21,929
Other income (loss)	(127)	345
Earnings before income taxes	42,547	22,274
Income tax expense	14,231	5,895
Net earnings	$28,316	16,379
Earnings per common share – basic	$1.50	0.87
Earnings per common share – diluted	$1.49	0.87
Weighted average shares outstanding – basic	18,873	18,748
Weighted average shares outstanding – diluted	18,953	18,803

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net earnings	$28,316	16,379
Other comprehensive loss
Foreign currency translation adjustments	(494)	(457)
Other comprehensive loss, net of tax	(494)	(457)
Comprehensive income	$27,822	15,922

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(unaudited)

	Three months ended
	March 30, 2014	March 31, 2013
Cash flows from operating activities:
Net earnings	$28,316	16,379
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	21,699	18,906
Amortization	1,133	1,237
Loss on asset disposals and impairment	787	556
Deferred lease credits	998	823
Deferred income taxes	(6,892)	(1,481)
Stock-based compensation	3,615	870
Excess tax benefit from stock issuance	(29)	(131)
Change in operating assets and liabilities, net of effect of acquisition:
Trading securities	(90)	(510)
Accounts receivable	(3,403)	1,624
Inventory	(859)	(795)
Prepaid expenses	(2,423)	332
Other assets	121	(418)
Unearned franchise fees	(126)	172
Accounts payable	(4,211)	(4,716)
Income taxes	19,872	6,347
Accrued expenses	(10,414)	(11,377)
Net cash provided by operating activities	48,094	27,818
Cash flows from investing activities:
Acquisition of property and equipment	(25,732)	(34,538)
Acquisition of businesses/investments in affiliates	—	(10,171)
Proceeds from marketable securities	—	3,282
Net cash used in investing activities	(25,732)	(41,427)
Cash flows from financing activities:
Proceeds from line of credit	—	5,000
Issuance of common stock	244	174
Excess tax benefit from stock issuance	29	131
Tax payments for restricted stock units	(7,474)	(4,813)
Net cash provided by (used in) financing activities	(7,201)	492
Effect of exchange rate changes on cash and cash equivalents	(115)	(188)
Net increase (decrease) in cash and cash equivalents	15,046	(13,305)
Cash and cash equivalents at beginning of period	57,502	21,340
Cash and cash equivalents at end of period	$72,548	8,035

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 30, 2014 AND MARCH 31, 2013

(Dollar amounts in thousands except share and per share data)

(unaudited)

(1)	Basis of Financial Statement Presentation

The consolidated financial statements as of March 30, 2014 and December 29, 2013, and for the three-month periods ended March 30, 2014 and March 31, 2013 have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information as of March 30, 2014 and for the three-month periods ended March 30, 2014 and March 31, 2013 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

References in the remainder of this document to “company,” “we,” “us” and “our” refer to the business of Buffalo Wild Wings, Inc. and our subsidiaries.

The financial information as of December 29, 2013 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 29, 2013, which is included in Item 8 in the Fiscal 2013 Annual Report on Form 10-K and should be read in conjunction with such financial statements.

The results of operations for the three-month period ended March 30, 2014 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 28, 2014.

(2)	Summary of Significant Accounting Policies

(a)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Cash flows related to inventory sales are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

We purchase products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. One of the primary food products used by our restaurants and our franchised restaurants is chicken wings. Current month chicken wing prices are determined based on the average of the previous month’s wing market plus mark-up for processing and distribution. For the three-month periods ended March 30, 2014 and March 31, 2013, chicken wings were 20.5% and 28.8%, of restaurant cost of sales, respectively.

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

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets;
•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of March 30, 2014:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$59,588	—	—	59,588
Marketable Securities	7,674	—	—	7,674
Restricted Assets	1,870	3,955	—	5,825

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 29, 2013:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$33,587	—	—	33,587
Marketable Securities	7,584	—	—	7,584
Restricted Assets	5,823	—	—	5,823

Our cash equivalents are comprised of money market funds which are valued using the Level 1 approach. Our marketable securities were classified as trading securities and were reported at fair market value, using the “market approach” valuation technique. The “market approach” valuation method uses prices and other relevant information observable in market transactions involving identical or comparable assets and is a Level 1 approach. Our restricted assets include money market mutual funds and variable rate demand obligations and are valued using either the Level 1 or Level 2 approach.

There were no transfers between Level 1 and Level 2 of the fair value hierarchy during the three-month periods ended March 30, 2014 or March 31, 2013.

(4)	Marketable Securities

Marketable securities consisted of the following:

	March 30, 2014	December 29, 2013
Trading
Mutual funds	$7,674	7,584
Total	$7,674	7,584

Trading securities represent investments held for future needs of a non-qualified deferred compensation plan.

(5)	Property and Equipment

Property and equipment consisted of the following:

	March 30, 2014	December 29, 2013
Construction in process	$13,060	$18,792
Buildings	74,561	72,939
Furniture, fixtures, and equipment	262,320	254,484
Leasehold improvements	394,091	380,155
Property and equipment, gross	744,032	726,370
Less accumulated depreciation	(305,686)	(285,832)
Property and equipment, net	$438,346	$440,538

(6)	Investments in Affiliates

In March 2013, we acquired a minority equity investment in PizzaRev, a California-based restaurant concept, as well as licensing rights for $6,000. As of March 30, 2014, Pizza Rev had eight fast casual pizza restaurants in California. If certain financial thresholds are met, we have the obligation to make additional investments in PizzaRev. We also have the right to open company-owned locations in certain states. Investment in affiliates is included in other assets in our Consolidated Balance Sheets.

(7)	Revolving Credit Facility

We have a $100,000 unsecured revolving credit facility. Loans under the facility bear interest at a rate per annum equal to, at our election, either (i) LIBOR for an interest period of one month, reset daily, plus 0.875%, if our consolidated total leverage ratio is less than or equal to 0.50, or plus 1.125% if our total leverage ratio is greater than or equal to .51, or (ii) LIBOR for an interest period of one, two, three, six or twelve months, reset at the end of the selected interest period, plus 0.875%, if our consolidated total leverage ratio is less than or equal to 0.50, or plus 1.125% if our consolidated total leverage ratio is greater than or equal to .51. As of March 30, 2014, we had no outstanding balance under the facility.

There is a commitment fee on the average unused portion of the facility at a rate per annum equal to 0.15%, if our consolidated total leverage ratio is less than or equal to 0.50, or 0.20% if our consolidated total leverage ratio is greater than or equal to 0.51.

The Credit Agreement requires us to maintain (a) consolidated coverage ratio as of the end of each fiscal quarter at no less than 2.50 to 1.00, (b) consolidated total leverage ratio as of the end of each fiscal quarter at no more than 2.00 to 1.00 and (c) minimum EBITDA during any consecutive four-quarter period at no less than $100,000. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict the right of the Company and its subsidiaries to merge, to lease, sell or otherwise dispose of assets, to make investments and to grant liens on their assets. As of March 30, 2014, we were in compliance with all of these covenants.

In May 2014, we extended the maturity date of the facility to February 7, 2017.

(8)	Stockholders’ Equity

(a)	Stock Options

We have 5.4 million shares of common stock reserved for issuance under our Equity Incentive Plan (Plan) for our employees, officers, and directors. The exercise price for stock options issued under this plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven to ten years. Nonqualified stock options issued pursuant to the Plan have varying vesting periods from immediately to four years and have a contractual life of seven to ten years. Incentive stock options may be granted under this Plan until March 12, 2022. We issue new shares of common stock upon exercise of stock options. Option activity is summarized for the three months ended March 30, 2014 as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, December 29, 2013	163,609	$60.67	3.9	$13,974
Granted	—	—
Exercised	(4,277)	57.07
Cancelled	(1,407)	83.58
Outstanding, March 30, 2014	157,925	$60.56	3.6	$13,733
Exercisable, March 30, 2014	109,640	50.16	2.9	10,675

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $147.52 as of the last business day of the quarter ended March 30, 2014, which would have been received by the optionees had all options been exercised on that date. As of March 30, 2014, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,383, which is expected to be recognized over a weighted average period of approximately 2.2 years. During the three-month periods ended March 30, 2014 and March 31, 2013, the total intrinsic value of stock options exercised was $336 and $602, respectively. No shares were granted or vested during the three-month periods ended March 30, 2014 or March 31, 2013.

The Plan had 1,482,389 shares available for grant as of March 30, 2014.

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

For each grant, restricted stock units meeting the performance criteria will vest as of the end of the third fiscal year in the performance period, subject to a Plan specified maximum number of shares that may be issued to any individual in any year in settlement of restricted stock units. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required minimum employee withholding taxes. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for the three months ended March 30, 2014 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 29, 2013	279,120	$88.57

Granted	—	—
Vested	—	—
Cancelled	6,735	88.61
Outstanding, March 30, 2014	272,385	$88.57

As of March 30, 2014, the total stock-based compensation expense related to nonvested awards not yet recognized was $10,847, which is expected to be recognized over a weighted average period of 1.5 years. No shares were granted or vested during the three-month periods ended March 30, 2014 and March 31, 2013. During the three-month periods ended March 30, 2014 and March 31, 2013, we recognized $3,282 and $599, respectively, of stock-based compensation expense related to restricted stock units.

(c)	Employee Stock Purchase Plan

We have reserved 600,000 shares of common stock for issuance under our Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the first quarters of 2014 and 2013, we issued no shares of common stock under the plan. As of March 30, 2014, we had 221,308 shares available for future issuance under the ESPP.

(9)	Earnings Per Common Share

The following is a reconciliation of basic and fully diluted earnings per common share for the three-month periods ended March 30, 2014 and March 31, 2013:

	Three months ended March 30, 2014
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$28,316
Earnings per common share	28,316	18,872,556	$1.50
Effect of dilutive securities – stock options	—	80,577
Earnings per common share – assuming dilution	$28,316	18,953,133	$1.49

	Three months ended March 31, 2013
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$16,379
Earnings per common share	16,379	18,747,715	$0.87
Effect of dilutive securities – stock options	—	55,096
Earnings per common share – assuming dilution	$16,379	18,802,811	$0.87

The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been antidilutive or were performance-granted shares for which the performance criteria had not yet been met:

	March 30, 2014	March 31, 2013
Stock options	—	26,291
Restricted stock units	272,385	278,901

(10)	Supplemental Disclosures of Cash Flow Information

	Three months ended
	March 30, 2014	March 31, 2013
Cash paid during the period for:
Income taxes	$1,322	1,071
Noncash financing and investing transactions:
Property and equipment not yet paid for	4,642	(1,725)

(11)	Contingencies

We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for 2014, cash requirements, and our expected store openings and preopening costs. Such statements are forward-looking and speak only as of the date on which they are made. Actual results are subject to various risks and uncertainties including, but not limited to, those discussed in this Form 10-Q under Item 2 of Part I as well as in Item 1A of Part I of the fiscal 2013 Form 10-K. Information included in this discussion and analysis includes commentary on company-owned and franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Buffalo Wild Wings® concept and the overall health of the concept. Franchise information also provides an understanding of our revenues because franchise royalties and fees are based on the opening of franchised units and their sales. However, franchise sales and same-store sales information does not represent sales in accordance with U. S. generally accepted accounting principles (GAAP), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.

Critical Accounting Estimates

Our most critical accounting estimates, which are those that require significant judgment, include: valuation of long-lived assets and store closing reserves, goodwill, vendor allowances, self-insurance liabilities, and stock-based compensation. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013. There have been no changes to those policies during this period.

We are currently monitoring several restaurants in regards to the valuation of long-lived assets. Based on our current estimates of the future operating results of these restaurants, we believe that the assets at these restaurants are not impaired. As we periodically refine our estimated future operating results, changes in our estimates and assumptions may cause us to realize impairment charges in the future. We believe that any future impairment charges related to the assets at these restaurants, in the aggregate, would not be material to our financial statements.

Overview

As of March 30, 2014, we owned and operated 443 company-owned and franchised an additional 566 Buffalo Wild Wings® restaurants in North America (United States and Canada) and we also franchised 3 International (outside of the United States and Canada) restaurants. We are building for long-term future earnings growth by investing in Buffalo Wild Wings in the United States and Canada, international franchising, and emerging brands. These investments will allow us to achieve our vision of being a company of 3,000 restaurants worldwide.

We believe we will open 45 company-owned and 49 franchised restaurants in 2014. Based on our first quarter results, second quarter trends in same-store sales, and anticipated food costs, we believe we will achieve net earnings growth of 25% for 2014. Our growth and success depend on several factors and trends. First, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, therefore, cash flow per location. We remain committed to high quality operations and guest experience.

Our revenue is generated by:

•

Sales at our company-owned restaurants, which represented 93.8% of total revenue in the first quarter of 2014. Food and nonalcoholic beverages accounted for 79% of restaurant sales. The remaining 21% of restaurant sales was from alcoholic beverages. The menu items with the highest sales volume are traditional and boneless wings, both at 21% of total restaurant sales.

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

Third, we continue to monitor and react to changes in our cost of sales. The cost of sales is difficult to predict, as it has ranged from 28.3% to 32.7% of restaurant sales per quarter in our 2013 fiscal year and year-to-date in 2014, mostly due to the price and yield fluctuations in chicken wings. We are focused on minimizing the impact of rising costs per wing, which includes both price increases and yield fluctuations. Our efforts include selling wings by portion, new purchasing strategies, menu price increases, and reduced food waste, as well as marketing promotions, menu additions, and menu changes that affect the percent that chicken wings represent in terms of total restaurant sales. We will continue to monitor the cost of chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. Current month chicken wing prices are determined based on the average of the previous month’s wing market plus mark-up for processing and distribution.

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

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Both of the first quarters of 2014 and 2013 consisted of 13 weeks.

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

	Three months ended
	March 30, 2014	March 31, 2013
Revenue:
Restaurant sales	93.8%	93.4%
Franchising royalties and fees	6.2	6.6
Total revenue	100.0	100.0
Costs and expenses:
Restaurant operating costs:
Cost of sales	28.3	32.7
Labor	30.5	30.2
Operating	14.2	14.5
Occupancy	5.5	5.7
Depreciation and amortization	6.2	6.6
General and administrative	7.7	7.0
Preopening	0.7	1.4
Loss on asset disposals and impairment	0.2	0.2
Total costs and expenses	88.4	92.8
Income from operations	11.6	7.2
Other income (loss)	(0.0)	0.1
Earnings before income taxes	11.6	7.3
Income tax expense	3.9	1.9
Net earnings	7.7%	5.4%

The number of company-owned and franchised restaurants open are as follows:

	As of
	March 30, 2014	March 31, 2013
Company-owned restaurants	443	397
Franchised restaurants	569	514

The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

	Three months ended
	March 30, 2014	March 31, 2013
Company-owned restaurant sales	$344,945	284,425
Franchised restaurant sales	459,373	397,552

Increases in same-store sales are as follows (based on restaurants operating at least fifteen months):

	Three months ended
	March 30, 2014	March 31, 2013
Company-owned same-store sales	6.6%	1.4%
Franchised same-store sales	5.0	2.2

The quarterly average prices paid per pound for chicken wings for company-owned restaurants are as follows:

	Three months ended
	March 30, 2014	March 31, 2013
Average price per pound	$1.36	2.10

Results of Operations for the Three Months Ended March 30, 2014 and March 31, 2013

Restaurant sales increased by $60.5 million, or 21.3%, to $344.9 million in 2014 from $284.4 million in 2013. The increase in restaurant sales was due to a $43.8 million increase associated with nine company-owned restaurants that opened in 2014 and the company-owned restaurants opened or acquired before 2014 that did not meet the criteria for same-store sales for all or part of the three-month period, and $16.7 million related to a 6.6% increase in same-store sales.

Franchise royalties and fees increased by $3.0 million, or 14.9%, to $22.9 million in 2014 from $19.9 million in 2013. The increase was primarily due to royalties related to additional sales at 55 more franchised restaurants in operation at the end of the period compared to the prior year period. Same-store sales for franchised restaurants increased 5.0% in the first quarter of 2014.

Cost of sales increased by $4.4 million, or 4.7%, to $97.5 million in 2014 from $93.1 million in 2013 due primarily to more restaurants being operated in 2014. Cost of sales as a percentage of restaurant sales decreased to 28.3% in 2014 from 32.7% in 2013, primarily due to lower chicken wing prices and our transition to serving wings by portion in July 2013. During the first quarter of 2014, the cost per traditional wing decreased by 35.2% over the same period in 2013.

Labor expenses increased by $19.5 million, or 22.7%, to $105.3 million in 2014 from $85.8 million in 2013 due primarily to more restaurants being operated in 2014. Labor expenses as a percentage of restaurant sales increased to 30.5% in 2014 from 30.2% in 2013. Cost of labor as a percentage of restaurant sales increased primarily due to higher bonus expense.

Operating expenses increased by $7.9 million, or 19.3%, to $49.0 million in 2014 from $41.1 million in 2013 due primarily to more restaurants being operated in 2014. Operating expenses as a percentage of restaurant sales decreased to 14.2% in 2014 from 14.5% in 2013. The decrease in operating expenses as a percentage of restaurant sales is primarily due to lower store-level marketing expenses.

Occupancy expenses increased by $2.8 million, or 17.6%, to $19.0 million in 2014 from $16.1 million in 2013 due primarily to more restaurants being operated in 2014. Occupancy expenses as a percentage of restaurant sales decreased to 5.5% in 2014 from 5.7% in 2013, primarily due to leveraging rent costs with the higher same-store sales increase.

Depreciation and amortization increased by $2.7 million, or 13.3%, to $22.8 million in 2014 from $20.1 million in 2013. The increase was primarily due to the additional depreciation related to the 46 additional company-owned restaurants compared to the same period in 2013.

General and administrative expenses increased by $6.9 million, or 32.2%, to $28.2 million in 2014 from $21.3 million in 2013 primarily due to additional headcount. General and administrative expenses as a percentage of total revenue increased to 7.7% in 2014 from 7.0% in 2013 due to an increase in stock-based compensation expense. Exclusive of stock-based compensation, general and administrative expenses as a percentage of revenue remained consistent at 6.7% in 2014 and 2013.

Preopening costs decreased by $1.7 million, to $2.6 million in 2014 from $4.3 million in 2013. In 2014, we incurred costs of $2.0 million for nine new company-owned restaurants opened in the first quarter of 2014 and costs of $446,000 for restaurants that will open in the second quarter of 2014 or later. In 2013, we incurred costs of $3.1 million for 14 new company-owned restaurants opened in the first quarter of 2013 and costs of $1.1 million for restaurants that opened in the second quarter of 2013 or later. Preopening costs per new restaurant averaged $330,000 in the first quarter of 2014, which was higher than our anticipated average of $290,000 for fiscal year 2014. Preopening costs per new restaurant averaged $285,000 in the first quarter of 2013.

Loss on asset disposals and impairment increased by $216,000 to $787,000 in 2014 from $571,000 in 2013. The expense in 2014 represented asset impairment, the write-off of miscellaneous equipment, and disposals due to remodels. The expense in 2013 represented the write-off of miscellaneous equipment and disposals due to remodels.

Other loss was $127,000 in 2014, compared to other income of $345,000 in 2013. The loss in 2014 was primarily due to a loss from our minority investment in PizzaRev, which was partially offset by investment income from our deferred compensation plan. The income in 2013 was primarily due to investment income from our deferred compensation plan.

Provision for income taxes increased $8.3 million to $14.2 million in 2014 from $5.9 million in 2013. The effective tax rate as a percentage of income before taxes increased to 33.4% in 2014 from 26.5% in 2013. The increase in the effective tax rate was primarily due to the favorable impact of the American Taxpayer Relief Act of 2012, which was enacted in 2013, on the tax rate in 2013. For 2014, we estimate our effective tax rate will be about 33% based on current tax law, and would decrease to about 32% if Congress renews the employment credits.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for constructing, remodeling and maintaining our new and existing company-owned restaurants; working capital; acquisitions; improving technology; and other general business needs. We fund these expenses, except for acquisitions and emerging brands, primarily with cash from operations. Depending on the size of the transaction, acquisitions or investments in emerging brands would generally be funded from cash balances or using our line of credit. The cash balance at March 30, 2014 was $72.5 million. We invest our cash balances in money market funds with the focus on protection of principal, adequate liquidity, and return on investment based on risk. Our marketable securities balance consists of mutual funds held for our deferred compensation plan.

For the three months ended March 30, 2014, net cash provided by operating activities was $48.1 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, and an increase in income tax payable, partially offset by a decrease in accrued expenses and accounts payable. The increase in income tax payable was primarily due to timing of tax payments. The decrease in accrued expenses was primarily due to the timing of payroll and bonus payments. The decrease in accounts payable was due to timing of payments.

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

For the three months ended March 30, 2014 and March 31, 2013, net cash used in investing activities was $25.7 million and $41.4 million, respectively. Investing activities included purchases of property and equipment related to the additional company-owned restaurants and restaurants under construction in both periods. During the first three months of 2014 and 2013, we opened 9 and 14 restaurants, respectively. During the first three months of 2013, investing activities also included a minority investment in an emerging restaurant concept and the purchase of three franchised restaurants. In 2014, we expect capital expenditures of approximately $102.3 million for the cost of 45 new or relocated company-owned restaurants, $4.9 million for technology improvements on our restaurant and corporate systems, and $39.1 million for capital expenditures at our existing restaurants. In the first quarter of 2013, we received proceeds of $3.3 million as our marketable securities matured or were sold.

For the three months ended March 30, 2014 and March 31, 2013, net cash used in financing activities was $7.2 million and net cash provided by financing activities was $492,000, respectively. Net cash used in financing activities for 2014 resulted primarily from tax payments for restricted stock units of $7.5 million, partially offset by proceeds from the exercise of stock options of $244,000 and the excess tax benefit from stock issuance of $29,000. Net cash provided by financing activities for 2013 resulted primarily from proceeds from our line of credit of $5.0 million, the exercise of stock options of $174,000, and the excess tax benefit from stock issuance of $131,000, offset by tax payments for restricted stock units of $4.8 million. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2014.

Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate office. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. We own the buildings in which 26% of our restaurants operate and therefore have a limited ability to enter into sale-leaseback transactions as a potential source of cash.

The following table presents a summary of our contractual operating lease obligations and commitments as of March 30, 2014:

		Payments Due By Period (in thousands)
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$549,613	59,538	115,011	101,830	273,234
Commitments for restaurants under development	66,603	2,882	9,276	9,291	45,154
Total	$616,216	62,420	124,287	111,121	318,388

We believe the cash flows from our operating activities and our balance of cash will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Depending on the size of the transaction, acquisitions or investments in emerging brands would generally be funded from cash balances or using our line of credit. Our future cash outflows related to income tax uncertainties amounted to $889,000 as of March 30, 2014. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

Off-Balance Sheet Arrangements

As of March 30, 2014, we had no off-balance sheet arrangements or transactions.

Risk Factors/Forward-Looking Statements

The foregoing discussion and other statements in this report contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. Our forward-looking statements generally relate to our growth strategy, financial results, sales efforts, franchise expectations, restaurant openings and related expense, and cash requirements. Although we believe there is reasonable basis for the forward-looking statements, our actual results could be materially different. While it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the risk factors that follow (some of which are discussed in greater detail in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013). Investors are cautioned that all forward-looking statements involve risks and uncertainties and speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement.

●	Fluctuations in chicken wing prices could impact our operating income.

●	If we are unable to successfully open new restaurants, our revenue growth rate and profits may be reduced.

●	We must identify and obtain a sufficient number of suitable new restaurant sites for us to sustain our growth.

●	Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

●

We may experience higher-than-anticipated costs associated with the opening of new restaurants or with the closing, relocating, and remodeling of existing restaurants, which may adversely affect our results of operations.

●	A security failure in our information technology systems could expose us to potential liability and loss of revenues.

●	Our restaurants may not achieve market acceptance in the new domestic and international geographic regions we enter.

●	New restaurants added to our existing markets may take sales from existing restaurants.

●	Investments in new or emerging brands may not be successful.

●	Failure of our internal controls over financial reporting could harm our business and financial results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to international market risk related to our cash and cash equivalents and marketable securities. We invest our excess cash in highly liquid short-term investments with maturities of less than one year. These investments are not held for trading or other speculative purposes. We invest with a strategy focused on principal preservation. Changes in interest rates affect the investment income we earn on our cash and cash equivalents and marketable securities and the interest expense we pay on our line of credit and, therefore, impact our cash flows and results of operations. We also have trading securities, which are held to generate returns that seek to offset changes in liabilities related to the equity market risk of our deferred compensation arrangements.

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product and supply risks. We negotiate directly with independent suppliers for our supply of food and other products. Domestically, we have a distribution contract with McLane Company, Inc. that covers food, paper, and non-food products. We completed the transition to McLane during the second quarter of 2013. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. One of the primary food products used by company-owned and franchised restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to lessen the severity of cost increases. Current month chicken wing prices are determined based on the average of the previous month’s wing market plus mark-up for processing and distribution. Chicken wings accounted for approximately 20.5% and 28.8% of our cost of sales in the first quarters of 2014 and 2013, respectively, with a quarterly average price per pound of $1.36 and $2.10, respectively.

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

Date: May 7, 2014	BUFFALO WILD WINGS, INC.

	By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer
(principal executive officer)

	By:	/s/ Mary J. Twinem
Mary J. Twinem, Executive Vice President, Chief
Financial Officer and Treasurer (principal financial and
accounting officer)

EXHIBIT INDEX

BUFFALO WILD WINGS, INC.

FORM 10-Q FOR QUARTER ENDED March 30, 2014

Exhibit Number
Description
3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our Form 10-Q for the fiscal quarter ended June 29, 2008).

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed May 27, 2009).

10.1	First Amendment to Credit Agreement dated as of May 5, 2014, with the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent and Issuing Lender

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101	The following financial statements from the Company’s 10-Q for the fiscal quarter ended March 30, 2014, formatted in XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Earnings, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements.