Form 10-Q
period 2014-06-29
BUFFALO WILD WINGS INC
filed 2014-08-06
CIK 1062449

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

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

 The number of shares outstanding of the registrant’s common stock as of July 31, 2014: 18,920,578 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands)

(unaudited)

	June 29, 2014	December 29, 2013
Assets
Current assets:
Cash and cash equivalents	$80,902	57,502
Marketable securities	20,149	7,584
Accounts receivable, net of allowance of $125 and $25, respectively	22,560	21,845
Inventory	10,100	9,492
Prepaid expenses	11,134	4,509
Refundable income taxes	—	4,329
Deferred income taxes	10,749	9,287
Restricted assets	43,401	68,208
Total current assets	198,995	182,756

Property and equipment, net	449,149	440,538
Reacquired franchise rights, net	31,137	33,403
Other assets	19,499	16,498
Goodwill	32,533	32,533
Total assets	$731,313	705,728

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$1,760	1,818
Accounts payable	32,031	31,806
Accrued compensation and benefits	44,884	52,049
Accrued expenses	12,798	13,784
Income tax payable	1,438	—
Current portion of deferred lease credits	429	—
System-wide payables	43,037	67,017
Total current liabilities	136,377	166,474

Long-term liabilities:
Other liabilities	3,863	1,913
Deferred income taxes	28,638	37,822
Deferred lease credits, net of current portion	35,470	33,711
Total liabilities	204,348	239,920

Commitments and contingencies (note 10)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 18,920,578 and 18,803,663, respectively	142,377	133,203
Retained earnings	385,620	333,601
Accumulated other comprehensive loss	(1,032)	(996)
Total stockholders’ equity	526,965	465,808
Total liabilities and stockholders’ equity	$731,313	705,728

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS

(Amounts in thousands except per share data)

(unaudited)

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Revenue:
Restaurant sales	$343,141	285,403	688,086	569,828
Franchise royalties and fees	22,853	19,604	45,763	39,543
Total revenue	365,994	305,007	733,849	609,371
Costs and expenses:
Restaurant operating costs:
Cost of sales	96,837	86,630	194,324	179,721
Labor	107,432	88,929	212,766	174,760
Operating	50,017	41,212	99,055	82,317
Occupancy	19,283	16,865	38,252	32,991
Depreciation and amortization	23,746	21,084	46,578	41,227
General and administrative	30,223	23,601	58,379	44,898
Preopening	2,197	2,420	4,775	6,691
Loss on asset disposals and impairment	1,211	229	1,998	800
Total costs and expenses	330,946	280,970	656,127	563,405
Income from operations	35,048	24,037	77,722	45,966
Other income (loss)	235	(84)	108	261
Earnings before income taxes	35,283	23,953	77,830	46,227
Income tax expense	11,580	7,464	25,811	13,359
Net earnings	$23,703	16,489	52,019	32,868
Earnings per common share – basic	$1.25	0.88	2.75	1.75
Earnings per common share – diluted	$1.25	0.88	2.74	1.75
Weighted average shares outstanding – basic	18,904	18,768	18,888	18,758
Weighted average shares outstanding – diluted	18,981	18,827	18,967	18,815

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net earnings	$23,703	16,489	52,019	32,868
Other comprehensive income
Foreign currency translation adjustments	458	85	(36)	(372)
Other comprehensive income (loss), net of tax	458	85	(36)	(372)
Comprehensive income	$24,161	16,574	51,983	32,496

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollar amounts in thousands)

(unaudited)

	Six months ended
	June 29, 2014	June 30, 2013
Cash flows from operating activities:
Net earnings	$52,019	32,868
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	44,312	38,704
Amortization	2,266	2,524
Loss on asset disposals and impairment	1,998	800
Deferred lease credits	2,998	2,105
Deferred income taxes	(10,623)	(1,542)
Stock-based compensation	7,665	4,014
Excess tax benefit from stock issuance	(118)	(147)
Change in operating assets and liabilities, net of effect of acquisitions:
Trading securities	(569)	(348)
Accounts receivable	(347)	3,478
Inventory	(608)	(678)
Prepaid expenses	(6,618)	1,653
Other assets	(2)	(852)
Unearned franchise fees	(58)	410
Accounts payable	69	(8,135)
Income taxes	5,885	2,133
Accrued expenses	1,019	(221)
Net cash provided by operating activities	99,288	76,766
Cash flows from investing activities:
Acquisition of property and equipment	(54,864)	(63,910)
Acquisition of businesses/investments in affiliates	(3,000)	(10,288)
Purchase of marketable securities	(11,996)	—
Proceeds from marketable securities	—	3,282
Net cash used in investing activities	(69,860)	(70,916)
Cash flows from financing activities:
Proceeds from line of credit	—	5,000
Repayments of line of credit	—	(5,000)
Issuance of common stock	1,665	1,152
Excess tax benefit from stock issuance	118	147
Tax payments for restricted stock units	(7,474)	(4,813)
Net cash used in financing activities	(5,691)	(3,514)
Effect of exchange rate changes on cash and cash equivalents	(337)	(177)
Net increase in cash and cash equivalents	23,400	2,159
Cash and cash equivalents at beginning of period	57,502	21,340
Cash and cash equivalents at end of period	$80,902	23,499

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 29, 2014 AND JUNE 30, 2013

(Dollar amounts in thousands except share and per share data)

(unaudited)

(1)	Basis of Financial Statement Presentation

The consolidated financial statements as of June 29, 2014 and December 29, 2013, and for the three-month and six-month periods ended June 29, 2014 and June 30, 2013 have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information as of June 29, 2014 and for the three-month and six-month periods ended June 29, 2014 and June 30, 2013 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.

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

The results of operations for the three-month and six-month periods ended June 29, 2014 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 28, 2014.

(2)	Summary of Significant Accounting Policies

(a)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Cash flows related to inventory sales are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

We purchase products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. One of the primary food products used by our restaurants and our franchised restaurants is chicken wings. Current month chicken wing prices are determined based on the average of the previous month’s wing market plus mark-up for processing and distribution. For the three-month periods ended June 29, 2014 and June 30, 2013, chicken wings were 21.4% and 23.5%, respectively, of restaurant cost of sales. For the six-month periods ended June 29, 2014 and June 30, 2013, chicken wings were 20.9% and 26.2%, of restaurant cost of sales, respectively.

(b)	New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 “Revenue with Contracts from Customers.” ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual periods beginning after December 15, 2016 and early adoption is not permitted. We are currently evaluating the impact of the updated guidance but we do not believe the adoption of ASU 2014-09 will have a significant impact on our consolidated financial statements.

We reviewed all other significant newly-issued accounting pronouncements and concluded that they either are not applicable to our operations or that no material effect is expected on our consolidated financial statements as a result of future adoption.

(3)	Fair Value Measurements

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets;
•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of June 29, 2014:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$62,595	3,000	—	65,595
Marketable Securities	8,155	11,994	—	20,149
Restricted Assets	1,181	1,845	—	3,026

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 29, 2013:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$33,587	—	—	33,587
Marketable Securities	7,584	—	—	7,584
Restricted Assets	5,823	—	—	5,823

Our cash equivalents are comprised of money market funds and commercial paper which are valued using the Level 1 and Level 2 approach, respectively. Our marketable securities were classified as trading securities and available-for-sale securities. Our trading securities are comprised of investments held for future needs of our non-qualified deferred compensation plan and were reported at fair market value, using the “market approach” valuation technique. The “market approach” valuation method uses prices and other relevant information observable in market transactions involving identical or comparable assets and is a Level 1 approach. Our available-for-sale securities are comprised of certificates of deposit, commercial paper, and other highly liquid assets and are valued using a Level 2 approach. Our restricted assets include money market mutual funds and variable rate demand obligations and are valued using the Level 1 and Level 2 approach, respectively.

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the six-month periods ended June 29, 2014 or June 30, 2013.

(4)	Marketable Securities

Marketable securities consisted of the following:

	June 29, 2014	December 29, 2013
Available-for-sale	$11,994	—
Trading	8,155	7,584
Total	$20,149	7,584

Purchases of available-for-sale securities totaled $11,996 for the six-month period ended June 29, 2014. Sales of available for-sale securities totaled $512 and there were no purchases for the six-month period ended June 30 2013.

(5)	Property and Equipment

Property and equipment consisted of the following:

	June 29, 2014	December 29, 2013
Construction in process	$20,326	18,792
Buildings	75,716	72,939
Furniture, fixtures, and equipment	270,635	254,484
Leasehold improvements	405,211	380,155
Property and equipment, gross	771,888	726,370
Less accumulated depreciation	(322,739)	(285,832)
Property and equipment, net	$449,149	440,538

(6)	Revolving Credit Facility

We have a $100,000 unsecured revolving credit facility. Loans under the facility bear interest at a rate per annum equal to, at our election, either (i) LIBOR for an interest period of one month, reset daily, plus 0.875%, if our consolidated total leverage ratio is less than or equal to 0.50, or plus 1.125% if our total leverage ratio is greater than or equal to .51, or (ii) LIBOR for an interest period of one, two, three, six or twelve months, reset at the end of the selected interest period, plus 0.875%, if our consolidated total leverage ratio is less than or equal to 0.50, or plus 1.125% if our consolidated total leverage ratio is greater than or equal to .51. As of June 29, 2014, we had no outstanding balance under the facility.

There is a commitment fee on the average unused portion of the facility at a rate per annum equal to 0.15%, if our consolidated total leverage ratio is less than or equal to 0.50, or 0.20% if our consolidated total leverage ratio is greater than or equal to 0.51.

The Credit Agreement requires us to maintain (a) consolidated coverage ratio as of the end of each fiscal quarter at no less than 2.50 to 1.00, (b) consolidated total leverage ratio as of the end of each fiscal quarter at no more than 2.00 to 1.00 and (c) minimum EBITDA during any consecutive four-quarter period at no less than $100,000. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict the right of the Company and its subsidiaries to merge, to lease, sell or otherwise dispose of assets, to make investments and to grant liens on their assets. As of June 29, 2014, we were in compliance with all of these covenants.

In May 2014, we extended the maturity date of the facility to February 7, 2017.

(7)	Stockholder’s Equity

(a)	Stock Options

We have 5.4 million shares of common stock reserved for issuance under our Equity Incentive Plan (Plan) for our employees, officers, and directors. The exercise price for stock options issued under the Plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven to ten years. Nonqualified stock options issued pursuant to the Plan have a four-year vesting period and have a contractual life of seven years. Incentive stock options may be granted under this Plan until March 12, 2022. We issue new shares of common stock upon exercise of stock options. Option activity is summarized for the six months ended June 29, 2014 as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, December 29, 2013	163,609	$60.67	3.9	$13,974
Granted	25,035	147.52
Exercised	(20,415)	33.81
Cancelled	(1,800)	74.32
Outstanding, June 29, 2014	166,429	$76.88	4.1	$14,521
Exercisable, June 29, 2014	93,109	54.10	3.0	10,245

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $164.13 as of the last business day of the three-month period ended June 29, 2014, which would have been received by the optionees had all options been exercised on that date. As of June 29, 2014, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2,274, which is expected to be recognized over a weighted average period of approximately 2.6 years. During the six-month periods ended June 29, 2014 and June 30, 2013, the total intrinsic value of stock options exercised was $2,172 and $684, respectively. During the six-month periods ended June 29, 2014 and June 30, 2013, the weighted average grant date fair value of options granted was $50.23 and $37.09, respectively. No shares vested during the six-month periods ended June 29, 2014 or June 30, 2013.

The Plan had 1,166,669 shares available for grant as of June 29, 2014.

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

For each grant, restricted stock units meeting the performance criteria will vest as of the end of the third fiscal year in the performance period, subject to a Plan specified maximum number of shares that may be issued to any individual in any year in settlement of restricted stock units. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required minimum employee withholding taxes. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for the six months ended June 29, 2014 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 29, 2013	279,120	$88.57
Granted	104,148	147.23
Vested	(3,576)	142.85
Cancelled	(10,477)	94.05
Outstanding, June 29, 2014	369,215	$104.44

As of June 29, 2014, the total stock-based compensation expense related to nonvested awards not yet recognized was $21,430, which is expected to be recognized over a weighted average period of 2.0 years. The weighted average grant date fair value of restricted stock units granted during the six-month periods ended June 29, 2014 and June 30, 2013 was $147.23 and $87.52, respectively. During the six-month periods ended June 29, 2014 and June 30, 2013, we recognized $6,876 and $3,282, respectively, of stock-based compensation expense related to restricted stock units.

(c)	Employee Stock Purchase Plan

We have reserved 600,000 shares of common stock for issuance under our Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the first six months of 2014 and 2013, we issued 8,037 and 14,505 shares of common stock, respectively, under the ESPP. As of June 29, 2014, we had 213,271 shares available for future issuance under the ESPP.

(8)	Earnings Per Common Share

The following is a reconciliation of basic and fully diluted earnings per common share for the three-month and six-month periods ended June 29, 2014 and June 30, 2013:

	Three months ended June 29, 2014
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$23,703
Earnings per common share	23,703	18,904,341	$1.25
Effect of dilutive securities – stock options	—	76,353
Earnings per common share – assuming dilution	$23,703	18,980,694	$1.25

	Three months ended June 30, 2013
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$16,489
Earnings per common share	16,489	18,767,713	$0.88
Effect of dilutive securities – stock options	—	59,128
Earnings per common share – assuming dilution	$16,489	18,826,841	$0.88

	Six months ended June 29, 2014
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$52,019
Earnings per common share	52,019	18,888,360	$2.75
Effect of dilutive securities – stock options	—	78,534
Earnings per common share – assuming dilution	$52,019	18,966,894	$2.74

	Six months ended June 30, 2013
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$32,868
Earnings per common share	32,868	18,757,714	$1.75
Effect of dilutive securities – stock options	—	57,680
Earnings per common share – assuming dilution	$32,868	18,815,394	$1.75

The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been antidilutive or were performance-granted shares for which the performance criteria had not yet been met:

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Stock options	25,035	65,789	25,035	46,040
Restricted stock units	369,215	425,774	369,215	425,774

(9)	Supplemental Disclosures of Cash Flow Information

	Six months ended
	June 29, 2014	June 30, 2013
Cash paid during the period for:
Income taxes	$30,706	12,875
Noncash financing and investing transactions:
Property and equipment not yet paid for	149	(5,220)

(10)	Contingencies

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

Overview

As of June 29, 2014, we owned and operated 449 company-owned restaurants, including 448 Buffalo Wild Wings® restaurants and 1 PizzaRev® restaurant in North America (United States and Canada). We also franchised an additional 579 Buffalo Wild Wings restaurants, including 576 North America and 3 International (outside of the United States and Canada) restaurants. We are building for long-term future earnings growth by investing in Buffalo Wild Wings in the United States and Canada, international franchising, and emerging brands. These investments will allow us to achieve our vision of being a company of 3,000 restaurants worldwide.

We believe we will open 45 company-owned Buffalo Wild Wings and 2 PizzaRev restaurants and between 47 and 49 franchised Buffalo Wild Wings restaurants in 2014. Based on our second quarter results, second quarter trends in same-store sales, and anticipated food costs and labor expense, we believe net earnings growth will exceed 25% for 2014, and could reach 30%. Our growth and success depend on several factors and trends. First, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, therefore, cash flow per location. We remain committed to high quality operations and guest experience.

Our revenue is generated by:

•

Sales at our company-owned restaurants, which represented 94% of total revenue in the second quarter of 2014. Food and nonalcoholic beverages accounted for 80% of restaurant sales. The remaining 20% of restaurant sales was from alcoholic beverages. The menu items with the highest sales volume are traditional and boneless wings, at 21% and 20%, respectively, of total restaurant sales.

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

Third, we continue to monitor and react to changes in our cost of sales. The cost of sales is difficult to predict, as it has ranged from 28.2% to 32.7% of restaurant sales per quarter in our 2013 fiscal year and year-to-date in 2014, mostly due to the price and yield fluctuations in chicken wings. We are focused on minimizing the impact of rising costs per wing, which includes both price increases and yield fluctuations. Our efforts include selling wings by portion, new purchasing strategies, menu price increases, and reduced food waste, as well as marketing promotions, menu additions, and menu changes that affect the percent that chicken wings represent in terms of total restaurant sales. We will continue to monitor the cost of chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. Current month chicken wing prices are determined based on the average of the previous month’s wing market plus mark-up for processing and distribution.

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

We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Both of the second quarters of 2014 and 2013 consisted of 13 weeks.

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

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Revenue:
Restaurant sales	93.8%	93.6	93.8	93.5
Franchising royalties and fees	6.2	6.4	6.2	6.5
Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Restaurant operating costs:
Cost of sales	28.2	30.4	28.2	31.5
Labor	31.3	31.2	30.9	30.7
Operating	14.6	14.4	14.4	14.4
Occupancy	5.6	5.9	5.6	5.8
Depreciation and amortization	6.5	6.9	6.3	6.8
General and administrative	8.3	7.7	8.0	7.4
Preopening	0.6	0.8	0.7	1.1
Loss on asset disposals and impairment	0.3	0.1	0.3	0.1
Total costs and expenses	90.4	92.1	89.4	92.5
Income from operations	9.6	7.9	10.6	7.5
Other income (loss)	0.1	(0.0)	0.0	0.0
Earnings before income taxes	9.6	7.9	10.6	7.6
Income tax expense	3.2	2.4	3.5	2.2
Net earnings	6.5%	5.4	7.1	5.4

The number of company-owned and franchised restaurants open are as follows:

	As of
	June 29, 2014	June 30, 2013
Buffalo Wild Wings® North America	448	407
PizzaRev® North America	1	—
Total Company-owned restaurants	449	407

Buffalo Wild Wings North America	576	525
Buffalo Wild Wings International	3	—
Total Franchised restaurants	579	525

The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Company-owned restaurant sales	$343,141	285,403	688,086	569,828
Franchised restaurant sales	460,234	390,154	919,607	787,706

Increases in same-store sales are as follows (based on restaurants operating at least fifteen months):

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Company-owned same-store sales	7.7%	3.8	7.2	2.6
Franchised same-store sales	6.5	4.1	5.7	3.1

The average prices paid per pound for chicken wings for company-owned restaurants are as follows:

	Three months ended		Six months ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Average price per pound	$1.42	1.61	1.39	1.86

Results of Operations for the Three Months Ended June 29, 2014 and June 30, 2013

Restaurant sales increased by $57.7 million, or 20.2%, to $343.1 million in 2014 from $285.4 million in 2013. The increase in restaurant sales was due to a $37.7 million increase associated with 16 company-owned restaurants that opened in 2014 and the company-owned restaurants that opened or were acquired before 2014 that did not meet the criteria for same-store sales for all or part of the three-month period, and $20.0 million related to a 7.7% increase in same-store sales.

Franchise royalties and fees increased by $3.2 million, or 16.6%, to $22.9 million in 2014 from $19.6 million in 2013. The increase was primarily due to royalties related to additional sales at 54 more franchised restaurants in operation at the end of the period compared to the same period in 2013. Same-store sales for franchised restaurants increased 6.5% in the second quarter of 2014.

Cost of sales increased by $10.2 million, or 11.8%, to $96.8 million in 2014 from $86.6 million in 2013 due primarily to more restaurants being operated in 2014. Cost of sales as a percentage of restaurant sales decreased to 28.2% in 2014 from 30.4% in 2013, primarily due to lower chicken wing prices and our transition to serving wings by portion in July 2013. During the second quarter of 2014, the average cost per pound for traditional wings decreased by 11.8% over the same period in 2013.

Labor expenses increased by $18.5 million, or 20.8%, to $107.4 million in 2014 from $88.9 million in 2013 due primarily to more restaurants being operated in 2014. Labor expenses as a percentage of restaurant sales increased to 31.3% in 2014 from 31.2% in 2013. Cost of labor as a percentage of restaurant sales increased primarily due to higher hourly labor costs related to the implementation of our Guest Experience Business Model.

Operating expenses increased by $8.8 million, or 21.4%, to $50.0 million in 2014 from $41.2 million in 2013 due primarily to more restaurants being operated in 2014. Operating expenses as a percentage of restaurant sales increased to 14.6% in 2014 from 14.4% in 2013. The increase in operating expenses as a percentage of restaurant sales is primarily due to higher repair and maintenance expenses.

Occupancy expenses increased by $2.4 million, or 14.3%, to $19.3 million in 2014 from $16.9 million in 2013 due primarily to more restaurants being operated in 2014. Occupancy expenses as a percentage of restaurant sales decreased to 5.6% in 2014 from 5.9% in 2013 primarily due to leveraging rent costs with the higher same-store sales increase.

Depreciation and amortization increased by $2.7 million, or 12.6%, to $23.7 million in 2014 from $21.1 million in 2013. The increase was primarily due to the additional depreciation related to the 42 additional company-owned restaurants compared to the same period in 2013.

General and administrative expenses increased by $6.6 million, or 28.1%, to $30.2 million in 2014 from $23.6 million in 2013 primarily due to additional headcount. General and administrative expenses as a percentage of total revenue increased to 8.3% in 2014 from 7.7% in 2013 partially due to an increase in stock-based compensation expense. Exclusive of stock-based compensation expense, our general and administrative expenses as a percentage of revenue increased to 7.1% in 2014 from 6.7% in 2013 primarily due to an increase in travel expenses, including travel expenses for our manager-in-training program.

Preopening costs decreased by $0.2 million to $2.2 million in 2014 from $2.4 million in 2013. In 2014, we incurred costs of $1.4 million for seven new company-owned restaurants opened in the second quarter of 2014 and costs of $725,000 for restaurants that that will open in the third quarter of 2014 or later. In 2013, we incurred costs of $1.8 million for 10 new company-owned restaurants opened in the second quarter of 2013 and costs of $533,000 for restaurants that opened in the third quarter of 2013 or later. Preopening costs per new company-owned Buffalo Wild Wings® restaurant averaged $269,000 in the second quarter of 2014, which was lower than our anticipated average of $290,000 for fiscal year 2014. Preopening costs per new restaurant averaged $347,000 in the second quarter of 2013.

Loss on asset disposals and impairment increased by $1.0 million to $1.2 million in 2014 from $0.2 million in 2013. The expense in 2014 represented the write-off of miscellaneous equipment and disposals due to remodels. The expense in 2013 represented the write-off of miscellaneous equipment and disposals due to remodels.

Other income was $235,000 in 2014 compared to other loss of $84,000 in 2013. The income in 2014 and the loss in 2013 were primarily related to investments held for our deferred compensation plan.

Provision for income taxes increased $4.1 million to $11.6 million in 2014 from $7.5 million in 2013. The effective tax rate as a percentage of income before taxes increased to 32.8% in 2014 from 31.2% in 2013.

Results of Operations for the Six Months Ended June 29, 2014 and June 30, 2013

Restaurant sales increased by $118.3 million, or 20.8%, to $688.1 million in 2014 from $569.8 million in 2013. The increase in restaurant sales was due to an $81.9 million increase associated with 16 new company-owned restaurants that opened in 2014 and the company-owned restaurants that opened or were acquired before 2014 that did not meet the criteria for same-store sales for all or part of the six-month period, and $36.4 million related to a 7.2% increase in same-store sales.

Franchise royalties and fees increased by $6.2 million, or 15.7%, to $45.8 million in 2014 from $39.5 million in 2013. The increase was primarily due to royalties related to additional sales at 54 more franchised restaurants in operation at the end of the period compared to the same period in 2013. Same-store sales for franchised restaurants increased 5.7% in the first six months of 2014.

Cost of sales increased by $14.6 million, or 8.1%, to $194.3 million in 2014 from $179.7 million in 2013 due primarily to more restaurants being operated in 2014. Cost of sales as a percentage of restaurant sales decreased to 28.2% in 2014 from 31.5% in 2013, primarily due to lower chicken wing prices and our transition to serving wings by portion in July 2013. During the first six months of 2014, the average cost per pound for traditional wings decreased by 25.3% over the same period in 2013.

Labor expenses increased by $38.0 million, or 21.7%, to $212.8 million in 2014 from $174.8 million in 2013 due primarily to more restaurants being operated in 2014. Labor expenses as a percentage of restaurant sales increased to 30.9% in 2014 from 30.7% in 2013. Cost of labor as a percentage of restaurant sales increased primarily due to higher hourly labor costs.

Operating expenses increased by $16.7 million, or 20.3%, to $99.1 million in 2014 from $82.3 million in 2013 due primarily to more restaurants being operated in 2014. Operating expenses as a percentage of restaurant sales remained consistent at 14.4% in 2014 and 2013.

Occupancy expenses increased by $5.3 million, or 15.9%, to $38.3 million in 2014 from $33.0 million in 2013 due primarily to more restaurants being operated in 2014. Occupancy expenses as a percentage of restaurant sales decreased to 5.6% in 2014 from 5.8% in 2013 due primarily to leveraging rent costs with the higher same-store sales increase.

Depreciation and amortization increased by $5.4 million, or 13.0%, to $46.6 million in 2014 from $41.2 million in 2013. The increase was primarily due to the additional depreciation related to the 42 additional company-owned restaurants compared to the same period in 2013.

General and administrative expenses increased by $13.5 million, or 30.0%, to $58.4 million in 2014 from $44.9 million in 2013 primarily due to additional headcount. General and administrative expenses as a percentage of total revenue increased to 8.0% in 2014 from 7.4% in 2013 due to an increase in stock-based compensation expense. Exclusive of stock-based compensation, our general and administrative expenses as a percentage of revenue increased to 6.9% in 2014 from 6.7% in 2013 primarily due to increased bonus expense.

Preopening costs decreased by $1.9 million to $4.8 million in 2014 from $6.7 million in 2013. In 2014, we incurred costs of $3.8 million for 16 new company-owned restaurants opened in the first six months of 2014 and costs of $833,000 million for restaurants that will open in the third quarter of 2014 or later. In 2013, we incurred costs of $6.1 million for 24 new company-owned restaurants opened in the first six months of 2013 and costs of $548,000 for restaurants that opened in the third quarter of 2013 or later.

Loss on asset disposals and impairment increased by $1.2 million to $2.0 million in 2014 from $0.8 million in 2013. The expense in 2014 represented asset impairment, the write-off of miscellaneous equipment and disposals due to remodels. The expense in 2013 represented the write-off of miscellaneous equipment and disposals due to remodels.

Other income was $108,000 and $261,000 in 2014 and 2013, respectively. The income in 2014 and 2013 was primarily related to investments held for our deferred compensation plan.

Provision for income taxes increased $12.5 million to $25.8 million in 2014 from $13.4 million in 2013. The effective tax rate as a percentage of income before taxes increased to 33.2% in 2014 from 28.9% in 2013. The increase in the effective tax rate was primarily due to the favorable impact of the American Taxpayer Relief Act of 2012, which was enacted in 2013, on the tax rate in 2013. For 2014, we estimate our effective tax rate will be about 33% based on current tax law, and would decrease to about 32% if Congress reinstates the employment credits.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for constructing, remodeling and maintaining our new and existing company-owned restaurants; working capital; acquisitions; improving technology; and other general business needs. We fund these expenses, except for acquisitions and emerging brands, primarily with cash from operations. Depending on the size of the transaction, acquisitions or investments in emerging brands would generally be funded from cash and marketable securities balances or using our line of credit. The cash and marketable securities balance at June 29, 2014 was $101.1 million. We invest our cash balances in debt securities with the focus on protection of principal, adequate liquidity, and return on investment based on risk. Our marketable securities balance consists of mutual funds held for our deferred compensation plan and debt securities.

For the six months ended June 29, 2014, net cash provided by operating activities was $99.3 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses and a decrease in deferred tax liabilities, partially offset by an increase in prepaid expenses. The decrease in deferred tax liabilities was primarily due to unwinding bonus depreciation. The increase in prepaid expenses was due to the timing of rent payments.

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

For the six months ended June 29, 2014 and June 30, 2013, net cash used in investing activities was $69.9 million and $70.9 million, respectively. Investing activities included purchases of property and equipment related to the additional company-owned restaurants and restaurants under construction in both periods. During the first six months of 2014 and 2013, we opened or acquired 16 and 27 restaurants, respectively. In 2014, we expect capital expenditures of approximately $102.3 million for the cost of 45 new or relocated company-owned restaurants, $4.9 million for technology improvements on our restaurant and corporate systems, and $39.1 million for capital expenditures at our existing restaurants. In the first six months of 2014, we purchased $12.0 million of marketable securities. In the first six months of 2013, we received proceeds of $3.3 million as our marketable securities matured or were sold.

For the six months ended June 29, 2014 and June 30, 2013, net cash used in financing activities was $5.7 million and $3.5 million, respectively. Net cash used in financing activities for 2014 resulted from tax payments for restricted stock units of $7.5 million, partially offset by the excess tax benefit from stock issuance of $1.7 million. Net cash used in financing activities for 2013 resulted primarily from proceeds the exercise of stock options of $1.2 million and the excess tax benefit from stock issuance of $147,000, offset by tax payments for restricted stock units of $4.8 million. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2014.

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

The following table presents a summary of our contractual operating lease obligations and commitments as of June 29, 2014:

		Payments Due By Period (in thousands)
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$556,499	61,030	117,707	102,715	275,047
Commitments for restaurants under development	65,990	3,268	9,893	9,957	42,872
Total	$622,489	64,298	127,600	112,672	317,919

We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Depending on the size of the transaction, acquisitions or investments in emerging brands would generally be funded from cash balances or using our line of credit. Our future cash outflows related to income tax uncertainties amounted to $925,000 as of June 29, 2014. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

Off-Balance Sheet Arrangements

As of June 29, 2014, we had no off-balance sheet arrangements or transactions.

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

●	A security failure in our information technology systems could expose us to potential liability, significant brand damage, and loss of revenues.

●	Our restaurants may not achieve market acceptance in the new domestic and international geographic regions we enter.

●	New restaurants added to our existing markets may take sales from existing restaurants.

●	Investments in new or emerging brands may not be successful.

●	Failure of our internal controls over financial reporting could harm our business and financial results.

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

Financial Instruments

Financial instruments that potentially subject us to concentrations of credit risk consist principally of debt securities. We do not believe there is a significant risk of non-performance by the issuers of these securities because of our investment policy restrictions as to acceptable investment vehicles.

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product and supply risks. We negotiate directly with independent suppliers for our supply of food and other products. Domestically, we have a distribution contract with McLane Company, Inc. that covers food, paper, and non-food products. We completed the transition to McLane during the second quarter of 2013. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. One of the primary food products used by company-owned and franchised restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to lessen the severity of cost increases. Current month chicken wing prices are determined based on the average of the previous month’s wing market plus mark-up for processing and distribution. Chicken wings accounted for approximately 21.4% and 23.5% of our cost of sales in the second quarters of 2014 and 2013, respectively, with a quarterly average price per pound of $1.42 and $1.61, respectively.

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

Date: August 6, 2014	BUFFALO WILD WINGS, INC.

	By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer (principal executive officer)

	By:	/s/ Mary J. Twinem
Mary J. Twinem, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX

BUFFALO WILD WINGS, INC.

FORM 10-Q FOR QUARTER ENDED June 29, 2014

Exhibit Number	Description
3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2008)

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed May 27, 2009)

10.1

First Amendment to Credit Agreement dated as of May 5, 2014, with the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent and Issuing Lender (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended March 30, 2014)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101

The following financial statements from the Company’s 10-Q for the fiscal quarter ended June 29, 2014, formatted in XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Earnings, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements.