Form 10-Q
period 2014-09-28
BUFFALO WILD WINGS INC
filed 2014-11-06
CIK 1062449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2014

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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐   NO  ☒
The number of shares outstanding of the registrant’s common stock as of October 31, 2014: 18,926,231 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(unaudited)

	September 28, 2014	December 29, 2013
Assets
Current assets:
Cash and cash equivalents	$74,095	57,502
Marketable securities	26,234	7,584
Accounts receivable, net of allowance of $155 and $25, respectively	25,585	21,845
Inventory	9,975	9,492
Prepaid expenses	11,759	4,509
Refundable income taxes	—	4,329
Deferred income taxes	12,405	9,287
Restricted assets	48,493	68,208
Total current assets	208,546	182,756

Property and equipment, net	471,485	440,538
Reacquired franchise rights, net	32,517	33,403
Other assets	19,960	16,498
Goodwill	34,810	32,533
Total assets	$767,318	705,728

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$2,241	1,818
Accounts payable	41,404	31,806
Accrued compensation and benefits	41,025	52,049
Accrued expenses	14,949	13,784
Income tax payable	2,429	—
System-wide payables	48,101	67,017
Total current liabilities	150,149	166,474

Long-term liabilities:
Other liabilities	6,774	1,913
Deferred income taxes	21,820	37,822
Deferred lease credits	37,046	33,711
Total liabilities	215,789	239,920

Commitments and contingencies (note 10)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 18,925,231 and 18,803,663, respectively	145,092	133,203
Retained earnings	407,373	333,601
Accumulated other comprehensive loss	(1,561)	(996)
Total stockholders’ equity	550,904	465,808
Noncontrolling interests	625	—
Total equity	551,529	465,808
Total liabilities and equity	$767,318	705,728

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenue:
Restaurant sales	$350,524	295,693	1,038,610	865,521
Franchise royalties and fees	22,934	20,108	68,697	59,651
Total revenue	373,458	315,801	1,107,307	925,172
Costs and expenses:
Restaurant operating costs:
Cost of sales	101,886	88,689	296,210	268,410
Labor	111,897	89,740	324,663	264,500
Operating	52,364	44,668	151,419	126,985
Occupancy	19,796	17,276	58,048	50,267
Depreciation and amortization	24,776	21,587	71,354	62,814
General and administrative	27,784	24,664	86,163	69,562
Preopening	3,594	2,991	8,369	9,682
Loss on asset disposals and impairment	1,371	902	3,369	1,702
Total costs and expenses	343,468	290,517	999,595	853,922
Income from operations	29,990	25,284	107,712	71,250
Other income (loss)	(236)	383	(128)	644
Earnings before income taxes	29,754	25,667	107,584	71,894
Income tax expense	8,001	7,796	33,812	21,155
Net earnings	$21,753	17,871	73,772	50,739
Earnings per common share – basic	$1.15	0.95	3.90	2.70
Earnings per common share – diluted	$1.14	0.95	3.89	2.69
Weighted average shares outstanding – basic	18,923	18,779	18,900	18,765
Weighted average shares outstanding – diluted	19,021	18,889	18,985	18,842

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net earnings	$21,753	17,871	73,772	50,739
Other comprehensive income
Foreign currency translation adjustments	(529)	(86)	(565)	(458)
Other comprehensive income (loss), net of tax	(529)	(86)	(565)	(458)
Comprehensive income	$21,224	17,785	73,207	50,281

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	Nine months ended
	September 28, 2014	September 29, 2013
Cash flows from operating activities:
Net earnings	$73,772	50,739
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	67,932	59,004
Amortization	3,422	3,810
Loss on asset disposals and impairment	3,369	1,682
Deferred lease credits	4,209	3,852
Deferred income taxes	(18,774)	(1,547)
Stock-based compensation	10,251	7,290
Excess tax benefit from stock issuance	217	(399)
Change in operating assets and liabilities, net of effect of acquisitions:
Trading securities	(657)	(829)
Accounts receivable	(3,323)	(266)
Inventory	(400)	(1,039)
Prepaid expenses	(7,245)	(225)
Other assets	(160)	(772)
Unearned franchise fees	333	465
Accounts payable	4,128	(6,925)
Income taxes	6,541	6,271
Accrued expenses	99	1,283
Net cash provided by operating activities	143,714	122,394
Cash flows from investing activities:
Acquisition of property and equipment	(95,347)	(96,552)
Acquisition of businesses/investments in affiliates	(7,307)	(10,288)
Purchase of marketable securities	(17,993)	—
Proceeds from marketable securities	—	3,282
Net cash used in investing activities	(120,647)	(103,558)
Cash flows from financing activities:
Proceeds from line of credit	—	5,000
Repayments of line of credit	—	(5,000)
Issuance of common stock	1,829	1,237
Excess tax benefit from stock issuance	(217)	399
Tax payments for restricted stock units	(7,474)	(4,813)
Net cash used in financing activities	(5,862)	(3,177)
Effect of exchange rate changes on cash and cash equivalents	(612)	(328)
Net increase in cash and cash equivalents	16,593	15,331
Cash and cash equivalents at beginning of period	57,502	21,340
Cash and cash equivalents at end of period	$74,095	36,671

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 28, 2014 AND SEPTEMBER 29, 2013
(Dollar amounts in thousands except share and per share data)
(unaudited)

(1)	Basis of Financial Statement Presentation
The consolidated financial statements as of September 28, 2014 and December 29, 2013, and for the three-month and nine-month periods ended September 28, 2014 and September 29, 2013 have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information as of September 28, 2014 and for the three-month and nine-month periods ended September 28, 2014 and September 29, 2013 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.
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
The results of operations for the three-month and nine-month periods ended September 28, 2014 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 28, 2014.

(2)	Summary of Significant Accounting Policies

(a)	Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out (FIFO) method. Cash flows related to inventory sales are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.
We purchase products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. One of the primary food products used by our restaurants and our franchised restaurants is chicken wings. Current month chicken wing prices are determined based on the average of the previous month’s wing market plus mark-up for processing and distribution. For the three-month periods ended September 28, 2014 and September 29, 2013, chicken wings were 22.8% and 23.7%, respectively, of restaurant cost of sales. For the nine-month periods ended September 28, 2014 and September 29, 2013, chicken wings were 21.6% and 25.4%, of restaurant cost of sales, respectively.

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
The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:
•Level 1 – Observable inputs such as quoted prices in active markets;
•Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of September 28, 2014:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$61,599	—	—	61,599
Marketable Securities	8,238	17,996	—	26,234
Restricted Assets	1,262	1,765	—	3,027
The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 29, 2013:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$33,587	—	—	33,587
Marketable Securities	7,584	—	—	7,584
Restricted Assets	5,823	—	—	5,823
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
There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the nine-month periods ended September 28, 2014 and September 29, 2013.

(4)	Marketable Securities
Marketable securities consisted of the following:

	September 28, 2014	December 29, 2013
Available-for-sale	$17,996	—
Trading	8,238	7,584
Total	$26,234	$7,584
Purchases of available-for-sale securities totaled $17,993 and there were no sales for the nine-month period ended September 28, 2014. Sales of available for-sale securities totaled $3,282 and there were no purchases for the nine-month period ended September 29, 2013.

(5)	Property and Equipment
Property and equipment consisted of the following:

	September 28, 2014	December 29, 2013
Construction in process	$32,138	18,792
Buildings	76,783	72,939
Furniture, fixtures, and equipment	282,158	254,484
Leasehold improvements	421,523	380,155
Property and equipment, gross	812,602	726,370
Less accumulated depreciation	(341,117)	(285,832)
Property and equipment, net	$471,485	440,538

(6)	Revolving Credit Facility
We have a $100,000 unsecured revolving credit facility. Loans under the facility bear interest at a rate per annum equal to, at our election, either (i) LIBOR for an interest period of one month, reset daily, plus 0.875%, if our consolidated total leverage ratio is less than or equal to 0.50, or plus 1.125% if our total leverage ratio is greater than or equal to .51, or (ii) LIBOR for an interest period of one, two, three, six or twelve months, reset at the end of the selected interest period, plus 0.875%, if our consolidated total leverage ratio is less than or equal to 0.50, or plus 1.125% if our consolidated total leverage ratio is greater than or equal to .51. As of September 28, 2014, we had no outstanding balance under the facility.
There is a commitment fee on the average unused portion of the facility at a rate per annum equal to 0.15%, if our consolidated total leverage ratio is less than or equal to 0.50, or 0.20% if our consolidated total leverage ratio is greater than or equal to 0.51.
The Credit Agreement requires us to maintain (a) consolidated coverage ratio as of the end of each fiscal quarter at no less than 2.50 to 1.00, (b) consolidated total leverage ratio as of the end of each fiscal quarter at no more than 2.00 to 1.00 and (c) minimum EBITDA during any consecutive four-quarter period at no less than $100,000. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict the right of the Company and its subsidiaries to merge, to lease, sell or otherwise dispose of assets, to make investments and to grant liens on their assets. As of September 28, 2014, we were in compliance with all of these covenants.
In May 2014, we extended the maturity date of the facility to February 7, 2017.

(7)	Stockholder’s Equity

(a)	Stock Options
We have 5.4 million shares of common stock reserved for issuance under our Equity Incentive Plan (Plan) for our employees, officers, and directors. The exercise price for stock options issued under the Plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven to ten years. Nonqualified stock options issued pursuant to the Plan have a four-year vesting period and have a contractual life of seven years. Incentive stock options may be granted under this Plan until March 12, 2022. We issue new shares of common stock upon exercise of stock options. Option activity is summarized for the nine months ended September 28, 2014 as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, December 29, 2013	163,609	$60.67	3.9	$13,974
Granted	25,035	147.52
Exercised	(25,068)	34.07
Cancelled	(1,800)	74.32
Outstanding, September 28, 2014	161,776	$78.08	3.9	$9,572
Exercisable, September 28, 2014	88,456	55.09	2.8	7,107
The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $135.37 as of the last business day of the three-month period ended September 28, 2014, which would have been received by the optionees had all options been exercised on that date. As of September 28, 2014, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2,010, which is expected to be recognized over a weighted average period of approximately 2.4 years. During the nine-month periods ended September 28, 2014 and September 29, 2013, the total intrinsic value of stock options exercised was $2,685 and $833, respectively. During the nine-month periods ended September 28, 2014 and September 29, 2013, the weighted average grant date fair value of options granted was $50.23 and $37.09, respectively. No shares vested during the nine-month periods ended September 28, 2014 or September 29, 2013.
The Plan had 1,170,719 shares available for grant as of September 28, 2014.

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
For each grant, restricted stock units meeting the performance criteria will vest as of the end of the third fiscal year in the performance period, subject to a Plan specified maximum number of shares that may be issued to any individual in any year in settlement of restricted stock units. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required minimum employee withholding taxes. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for the nine months ended September 28, 2014 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 29, 2013	279,120	$88.57
Granted	107,175	147.46
Vested	(3,576)	142.85
Cancelled	(15,638)	97.79
Outstanding, September 28, 2014	367,081	$104.84
As of September 28, 2014, the total stock-based compensation expense related to nonvested awards not yet recognized was $18,626, which is expected to be recognized over a weighted average period of 1.9 years. The weighted average grant date fair value of restricted stock units granted during the nine-month periods ended September 28, 2014 and September 29, 2013 was $147.46 and $87.67, respectively. During the nine-month periods ended September 28, 2014 and September 29, 2013, we recognized $9,005 and $6,133, respectively, of stock-based compensation expense related to restricted stock units.

(c)	Employee Stock Purchase Plan
We have reserved 600,000 shares of common stock for issuance under our Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the first nine months of 2014 and 2013, we issued 8,037 and 14,505 shares of common stock, respectively, under the ESPP. As of September 28, 2014, we had 213,271 shares available for future issuance under the ESPP.

(8)	Earnings Per Common Share
The following is a reconciliation of basic and fully diluted earnings per common share for the three-month and nine-month periods ended September 28, 2014 and September 29, 2013:

	Three Months Ended September 28, 2014
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$21,753
Earnings per common share	21,753	18,922,923	$1.15
Effect of dilutive securities – stock options	—	69,800
Effect of dilutive securities – restricted stock units		27,967
Earnings per common share – assuming dilution	$21,753	19,020,690	$1.14

	Three Months Ended September 29, 2013
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$17,871
Earnings per common share	17,871	18,778,675	$0.95
Effect of dilutive securities – stock options	—	67,385
Effect of dilutive securities – restricted stock units	—	42,486
Earnings per common share – assuming dilution	$17,871	18,888,546	$0.95

	Nine Months Ended September 28, 2014
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$73,772
Earnings per common share	73,772	18,899,881	$3.90
Effect of dilutive securities – stock options	—	75,681
Effect of dilutive securities – restricted stock units	—	9,322
Earnings per common share – assuming dilution	$73,772	18,984,884	$3.89

	Nine Months Ended September 29, 2013
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings	$50,739
Earnings per common share	50,739	18,764,701	$2.70
Effect of dilutive securities – stock options	—	63,331
Effect of dilutive securities – restricted stock units	—	14,162
Earnings per common share – assuming dilution	$50,739	18,842,194	$2.69
The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been antidilutive or were performance-granted shares for which the performance criteria had not yet been met:

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Stock options	25,035	62,977	25,035	64,783
Restricted stock units	339,114	382,176	357,759	410,500

(9)	Supplemental Disclosures of Cash Flow Information

	Nine months ended
	September 28, 2014	September 29, 2013
Cash paid during the period for:
Income taxes	$46,227	16,649
Noncash financing and investing transactions:
Property and equipment not yet paid for	5,232	1,571
Issuance of note payable for investment in subsidiary	2,375	—
(10)Contingencies
We are involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 29, 2013. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for 2014, cash requirements, and our expected store openings and preopening costs. Such statements are forward-looking and speak only as of the date on which they are made. Actual results are subject to various risks and uncertainties including, but not limited to, those discussed in this Form 10-Q under Item 2 of Part I as well as in Item 1A of Part I of the fiscal 2013 Form 10-K. Information included in this discussion and analysis includes commentary on company-owned and franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Buffalo Wild Wings®, Inc. concepts and the overall health of the concepts. Franchise information also provides an understanding of our revenues because franchise royalties and fees are based on the opening of franchised units and their sales. However, franchise sales and same-store sales information does not represent sales in accordance with U. S. generally accepted accounting principles (GAAP), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.
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

Overview
As of September 28, 2014, we owned and operated 463 company-owned restaurants, including 459 Buffalo Wild Wings®, 2 PizzaRev®, and 2 Rusty Taco®restaurants in North America (United States and Canada). We also franchised an additional 588 restaurants, including 577 North America and 4 International (outside of the United States and Canada) Buffalo Wild Wings restaurants, and 7 Rusty Taco restaurants. We are building for long-term future earnings growth by investing in Buffalo Wild Wings in the United States and Canada, international franchising, and emerging brands. These investments will allow us to achieve our vision of being a company of 3,000 restaurants worldwide.
We believe we will open 45 company-owned Buffalo Wild Wings and 2 PizzaRev restaurants and 50 franchised Buffalo Wild Wings restaurants in 2014. Based on our third quarter results, fourth quarter trends in same-store sales, and anticipated food costs and labor expense, we believe net earnings growth will exceed 28% for 2014. Our growth and success depend on several factors and trends. First, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, therefore, cash flow per location. We remain committed to high quality operations and guest experience.
Our revenue is generated by:

•
Sales at our company-owned restaurants, which represented 94% of total revenue in the third quarter of 2014. Food and nonalcoholic beverages accounted for 80% of restaurant sales. The remaining 20% of restaurant sales was from alcoholic beverages. The menu items with the highest sales volume are traditional and boneless wings, each representing 21% of total restaurant sales.

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
Third, we continue to monitor and react to changes in our cost of sales. The cost of sales is difficult to predict, as it has ranged from 28.2% to 32.7% of restaurant sales per quarter in our 2013 fiscal year and year-to-date in 2014, mostly due to the price and yield fluctuations in chicken wings. We are focused on minimizing the impact of rising costs per wing, which includes both price increases and yield fluctuations. Our efforts include selling wings by portion, new purchasing strategies, menu price increases, and reduced food waste, as well as marketing promotions, menu additions, and menu changes that affect the percentage that chicken wings represent of total restaurant sales. We will continue to monitor the cost of chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. Current month chicken wing prices are determined based on the average of the previous month’s wing market plus mark-up for processing and distribution.
We generate cash from the operation of company-owned restaurants and from franchise royalties and fees. We highlight the specific costs associated with the on-going operation of our company-owned restaurants in the consolidated statement of earnings under “Restaurant operating costs.” Our depreciation and amortization expense consists primarily of depreciation related to assets used by our company-owned restaurants and amortization of reacquired franchise rights. Preopening costs are those costs associated with opening new company-owned restaurants and will vary quarterly based on the number of new locations opening and under construction. Loss on asset disposals and impairment expense is related to company-owned restaurants and includes the costs associated with asset impairment charges, closures of locations and normal asset retirements. General and administrative expenses are related to home office and field support provided to both company-owned restaurant and franchising operations.
We operate on a 52 or 53-week fiscal year ending on the last Sunday in December. Both of the third quarters of 2014 and 2013 consisted of 13 weeks.
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

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenue:
Restaurant sales	93.9%	93.6	93.8	93.6
Franchise royalties and fees	6.1	6.4	6.2	6.4
Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Restaurant operating costs:
Cost of sales	29.1	30.0	28.5	31.0
Labor	31.9	30.3	31.3	30.6
Operating	14.9	15.1	14.6	14.7
Occupancy	5.6	5.8	5.6	5.8
Depreciation and amortization	6.6	6.8	6.4	6.8
General and administrative	7.4	7.8	7.8	7.5
Preopening	1.0	0.9	0.8	1.0
Loss on asset disposals and impairment	0.4	0.3	0.3	0.2
Total costs and expenses	92.0	92.0	90.3	92.3
Income from operations	8.0	8.0	9.7	7.7
Other income (loss)	(0.1)	0.1	0.0	0.1
Earnings before income taxes	8.0	8.1	9.7	7.8
Income tax expense	2.1	2.5	3.1	2.3
Net earnings	5.8%	5.7	6.7	5.5
The number of company-owned and franchised restaurants open are as follows:

	As of
	September 28, 2014	September 29, 2013
Buffalo Wild Wings® North America	459	415
PizzaRev® North America	2	—
Rusty Taco® North America	2	—
Total Company-owned restaurants	463	415

Buffalo Wild Wings North America	577	534
Buffalo Wild Wings International	4	—
Rusty Taco North America	7	—
Total Franchised restaurants	588	534
The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Company-owned restaurant sales	$350,524	295,693	1,038,610	865,521
Franchised restaurant sales	461,773	403,095	1,381,380	1,190,801

Increases in same-store sales are as follows (based on restaurants operating at least fifteen months):

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Company-owned same-store sales	6.0%	4.8	6.8	3.4
Franchised same-store sales	5.7	3.9	5.7	3.4
The average prices paid per pound for chicken wings for company-owned restaurants are as follows:

	Three months ended		Nine months ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Average price per pound	$1.50	1.71	1.44	1.80
Results of Operations for the Three Months Ended September 28, 2014 and September 29, 2013
Restaurant sales increased by $54.8 million, or 18.5%, to $350.5 million in 2014 from $295.7 million in 2013. The increase in restaurant sales was due to a $38.1 million increase associated with 28 company-owned restaurants that opened or were acquired in 2014 and the company-owned restaurants that opened or were acquired before 2014 that did not meet the criteria for same-store sales for all or part of the three-month period, and $16.7 million related to a 6.0% increase in same-store sales.
Franchise royalties and fees increased by $2.8 million, or 14.1%, to $22.9 million in 2014 from $20.1 million in 2013. The increase was primarily due to royalties related to additional sales at 47 more franchised Buffalo Wild Wings® restaurants in operation at the end of the period compared to the same period in 2013. Same-store sales for franchised restaurants increased 5.7% in the third quarter of 2014.
Cost of sales increased by $13.2 million, or 14.9%, to $101.9 million in 2014 from $88.7 million in 2013 due primarily to more restaurants being operated in 2014. Cost of sales as a percentage of restaurant sales decreased to 29.1% in 2014 from 30.0% in 2013, primarily due to lower chicken wing prices. During the third quarter of 2014, the average cost per pound for traditional wings decreased by 12.3% over the same period in 2013.
Labor expenses increased by $22.2 million, or 24.7%, to $111.9 million in 2014 from $89.7 million in 2013 due primarily to more restaurants being operated in 2014. Labor expenses as a percentage of restaurant sales increased to 31.9% in 2014 from 30.3% in 2013. Cost of labor as a percentage of restaurant sales increased due to higher hourly labor costs related to the implementation of our Guest Experience Business Model, minimum wage increases in Minnesota and California, and higher bonus expense.
Operating expenses increased by $7.7 million, or 17.2%, to $52.4 million in 2014 from $44.7 million in 2013 due primarily to more restaurants being operated in 2014. Operating expenses as a percentage of restaurant sales decreased to 14.9% in 2014 from 15.1% in 2013. The decrease in operating expenses as a percentage of restaurant sales was primarily due to lower special event cable television purchases.
Occupancy expenses increased by $2.5 million, or 14.6%, to $19.8 million in 2014 from $17.3 million in 2013 due primarily to more restaurants being operated in 2014. Occupancy expenses as a percentage of restaurant sales decreased to 5.6% in 2014 from 5.8% in 2013 primarily due to leveraging rent costs with the same-store sales increase.
Depreciation and amortization increased by $3.2 million, or 14.8%, to $24.8 million in 2014 from $21.6 million in 2013. The increase was primarily due to the additional depreciation related to the 48 additional company-owned restaurants compared to the same period in 2013.
General and administrative expenses increased by $3.1 million, or 12.7%, to $27.8 million in 2014 from $24.7 million in 2013 primarily due to additional headcount. General and administrative expenses as a percentage of total revenue decreased to 7.4% in 2014 from 7.8% in 2013 partially due to a decrease in stock-based compensation expense. Exclusive of stock-based compensation expense, our general and administrative expenses as a percentage of revenue decreased to 6.7% in 2014 from 6.8% in 2013 primarily due to a decrease in bonus expense.
Preopening costs increased by $0.6 million to $3.6 million in 2014 from $3.0 million in 2013. In 2014, we incurred costs of $2.2 million for ten new company-owned restaurants opened in the third quarter of 2014 and costs of $1.4 million for restaurants that that will open in the fourth quarter of 2014 or later. In 2013, we incurred costs of $1.6 million for 8 new company-owned restaurants opened in the third quarter of 2013 and costs of $1.3 million for restaurants that opened in the fourth quarter of 2013 or later. Preopening costs per new company-owned Buffalo Wild Wings restaurant averaged $314,000 in the third quarter of 2014. Preopening costs per new restaurant averaged $268,000 in the third quarter of 2013.
Loss on asset disposals and impairment increased by $0.5 million to $1.4 million in 2014 from $0.9 million in 2013. The expense in 2014 represented asset impairment, the write-off of miscellaneous equipment, and disposals due to remodels. The expense in 2013 represented disposals due to remodels and the write-off of miscellaneous equipment.
Other income (loss) was $(0.2) million in 2014 compared to $0.4 million in 2013. The loss in 2014 was primarily related to a loss on our minority investment in PizzaRev. The income in 2013 was primarily related to investments held for our deferred compensation plan.
Provision for income taxes increased $0.2 million to $8.0 million in 2014 from $7.8 million in 2013. The effective tax rate as a percentage of income before taxes decreased to 26.9% in 2014 from 30.4% in 2013. The decrease in the effective tax rate was primarily due to the certification of California Enterprise Zone tax credits during the quarter.
Results of Operations for the Nine Months Ended September 28, 2014 and September 29, 2013
Restaurant sales increased by $173.1 million, or 20.0%, to $1.0 billion in 2014 from $865.5 million in 2013. The increase in restaurant sales was due to a $120.0 million increase associated with 28 new company-owned restaurants that opened in 2014 and the company-owned restaurants that opened or were acquired before 2014 that did not meet the criteria for same-store sales for all or part of the nine-month period, and $53.1 million related to a 6.8% increase in same-store sales.
Franchise royalties and fees increased by $9.0 million, or 15.2%, to $68.7 million in 2014 from $59.7 million in 2013. The increase was primarily due to royalties related to additional sales at 47 more franchised Buffalo Wild Wings restaurants in operation at the end of the period compared to the same period in 2013. Same-store sales for franchised restaurants increased 5.7% in the first nine months of 2014.
Cost of sales increased by $27.8 million, or 10.4%, to $296.2 million in 2014 from $268.4 million in 2013 due primarily to more restaurants being operated in 2014. Cost of sales as a percentage of restaurant sales decreased to 28.5% in 2014 from 31.0% in 2013, primarily due to lower chicken wing prices and our transition to serving wings by portion in July 2013. During the first nine months of 2014, the average cost per pound for traditional wings decreased by 20.0% over the same period in 2013.
Labor expenses increased by $60.2 million, or 22.7%, to $324.7 million in 2014 from $264.5 million in 2013 due primarily to more restaurants being operated in 2014. Labor expenses as a percentage of restaurant sales increased to 31.3% in 2014 from 30.6% in 2013. Cost of labor as a percentage of restaurant sales increased primarily due to higher hourly labor costs.
Operating expenses increased by $24.4 million, or 19.2%, to $151.4 million in 2014 from $127.0 million in 2013 due primarily to more restaurants being operated in 2014. Operating expenses as a percentage of restaurant sales decreased to 14.6% in 2014 from 14.7% in 2013, due primarily to leveraging expenses with the same-store sales increase.
Occupancy expenses increased by $7.8 million, or 15.5%, to $58.0 million in 2014 from $50.3 million in 2013 due primarily to more restaurants being operated in 2014. Occupancy expenses as a percentage of restaurant sales decreased to 5.6% in 2014 from 5.8% in 2013 due primarily to leveraging rent costs with the same-store sales increase.
Depreciation and amortization increased by $8.5 million, or 13.6%, to $71.4 million in 2014 from $62.8 million in 2013. The increase was primarily due to the additional depreciation related to the 48 additional company-owned restaurants compared to the same period in 2013.
General and administrative expenses increased by $16.6 million, or 23.9%, to $86.2 million in 2014 from $69.6 million in 2013 primarily due to additional headcount. General and administrative expenses as a percentage of total revenue increased to 7.8% in 2014 from 7.5% in 2013 due to an increase in stock-based compensation expense. Exclusive of stock-based compensation, our general and administrative expenses as a percentage of revenue increased to 6.9% in 2014 from 6.7% in 2013 primarily due to increased travel-related expenses.
Preopening costs decreased by $1.3 million to $8.4 million in 2014 from $9.7 million in 2013. In 2014, we incurred costs of $6.8 million for 26 new company-owned restaurants opened in the first nine months of 2014 and costs of $1.5 million for restaurants that will open in the fourth quarter of 2014 or later. In 2013, we incurred costs of $8.3 million for 32 new company-owned restaurants opened in the first nine months of 2013 and costs of $1.3 million for restaurants that opened in the fourth quarter of 2013 or later.
Loss on asset disposals and impairment increased by $1.7 million to $3.4 million in 2014 from $1.7 million in 2013. The expense in 2014 represented asset impairment, the write-off of miscellaneous equipment and disposals due to remodels. The expense in 2013 represented disposals due to remodels and the write-off of miscellaneous equipment.

Other income (loss) was $(0.1) million in 2014 compared to $0.6 million in 2013. The loss in 2014 was primarily related to a loss on our minority investment in PizzaRev. The income in 2013 was primarily related to investments held for our deferred compensation plan.
Provision for income taxes increased $12.7 million to $33.8 million in 2014 from $21.2 million in 2013. The effective tax rate as a percentage of income before taxes increased to 31.4% in 2014 from 29.4% in 2013. The increase in the effective tax rate was primarily due to the favorable impact of the American Taxpayer Relief Act of 2012, which was enacted in 2013, on the tax rate in 2013. For 2014, we estimate our effective tax rate will be about 31.5% based on current tax law.
Liquidity and Capital Resources
Our primary liquidity and capital requirements have been for constructing, remodeling and maintaining our new and existing company-owned restaurants; working capital; acquisitions; improving technology; and other general business needs. We fund these expenses, except for acquisitions and emerging brands, primarily with cash from operations. Depending on the size of the transaction, acquisitions or investments in emerging brands would generally be funded from cash and marketable securities balances or using our line of credit. The cash and marketable securities balance at September 28, 2014 was $100.3 million. We invest our cash balances in debt securities with the focus on protection of principal, adequate liquidity, and return on investment based on risk. Our marketable securities balance consists of mutual funds held for our deferred compensation plan and debt securities.
For the nine months ended September 28, 2014, net cash provided by operating activities was $143.7 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, partially offset by a decrease in deferred income tax liabilities and an increase in prepaid expenses. The decrease in deferred income tax liabilities was primarily due to lower bonus depreciation. The increase in prepaid expenses was due to the timing of rent payments.
For the nine months ended September 29, 2013, net cash provided by operating activities was $122.4 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, and an increase in income taxes payable, partially offset by a decrease in accounts payable. Both the increase in income taxes payable and the decrease in accounts payable were primarily due to the timing of payments.
For the nine months ended September 28, 2014 and September 29, 2013, net cash used in investing activities was $120.6 million and $103.6 million, respectively. Investing activities included purchases of property and equipment related to the additional company-owned restaurants and restaurants under construction as well as the acquisitions of businesses and investments in affiliates in both periods. During the first nine months of 2014 and 2013, we opened or acquired 31 and 35 restaurants, respectively. In 2014, we expect capital expenditures of approximately $102.3 million for the cost of 45 new or relocated company-owned restaurants, $4.9 million for technology improvements on our restaurant and corporate systems, and $39.1 million for capital expenditures at our existing restaurants. In the first nine months of 2014, we purchased $18.0 million of marketable securities. In the first nine months of 2013, we received proceeds of $3.3 million as our marketable securities matured or were sold.
For the nine months ended September 28, 2014 and September 29, 2013, net cash used in financing activities was $5.9 million and $3.2 million, respectively. Net cash used in financing activities for 2014 resulted from tax payments for restricted stock units of $7.5 million, partially offset by proceeds from the issuance of common stock of $1.8 million. Net cash used in financing activities for 2013 resulted primarily from proceeds the issuance of common stock of $1.2 million and the excess tax benefit from stock issuance of $0.4 million, offset by tax payments for restricted stock units of $4.8 million. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2014.
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
The following table presents a summary of our contractual operating lease obligations and commitments as of September 28, 2014:

		Payments Due By Period (in thousands)
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$570,706	63,057	121,188	104,998	281,463
Commitments for restaurants under development	71,177	3,422	10,339	10,446	46,970
Total	$641,883	66,479	131,527	115,444	328,433
We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Depending on the size of the transaction, acquisitions or investments in emerging brands would generally be funded from cash balances or using our line of credit. Our future cash outflows related to income tax uncertainties amounted to $979,000 as of September 28, 2014. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.
Off-Balance Sheet Arrangements
As of September 28, 2014, we had no off-balance sheet arrangements or transactions.
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

•	A security failure in our information technology systems could expose us to potential liability, significant brand damage, and loss of revenues.

•	Our restaurants may not achieve market acceptance in the new domestic and international geographic regions we enter.

•	New restaurants added to our existing markets may take sales from existing restaurants.

•	Investments in new or emerging brands may not be successful.

•	Failure of our internal controls over financial reporting could harm our business and financial results.

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
Commodity Price Risk
Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product and supply risks. We negotiate directly with independent suppliers for our supply of food and other products. Domestically, we have a distribution contract with McLane Company, Inc. that covers food, paper, and non-food products. We completed the transition to McLane during the second quarter of 2013. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. One of the primary food products used by company-owned and franchised Buffalo Wild Wings restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to lessen the severity of cost increases. Current month chicken wing prices are determined based on the average of the previous month’s wing market plus mark-up for processing and distribution. Chicken wings accounted for approximately 22.8% and 23.7% of our cost of sales in the third quarters of 2014 and 2013, respectively, with a quarterly average price per pound of $1.50 and $1.71, respectively.
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

Date:	November 6, 2014	BUFFALO WILD WINGS, INC.

		By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer (principal executive officer)

		By:	/s/ Mary J. Twinem
Mary J. Twinem, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX
BUFFALO WILD WINGS, INC.
FORM 10-Q FOR QUARTER ENDED SEPTEMBER 28, 2014

Exhibit Number	Description
3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2008).

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed May 27, 2009).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

101
The following financial statements from the Company’s 10-Q for the fiscal quarter ended September 28, 2014, formatted in XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Earnings, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements.