Form 10-K
period 2014-12-28
BUFFALO WILD WINGS INC
filed 2015-02-23
CIK 1062449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-K

☒     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 28, 2014
or

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    YES  ☐  NO  ☒

The aggregate market value of the voting stock held by non-affiliates was $3.1 billion based on the closing sale price of the Company’s Common Stock as reported on the NASDAQ Stock Market on June 29, 2014.

The number of shares outstanding of the registrant’s common stock as of February 5, 2015: 18,937,331 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

General

References in these financial statement footnotes to “company”, “we”, “us”, and “our” refer to the business of Buffalo Wild Wings, Inc. and our subsidiaries. We operate Buffalo Wild Wings® and Emerging Brands (PizzaRev®, and Rusty Taco®) restaurants, as well as selling Buffalo Wild Wings and Rusty Taco restaurant franchises. In exchange for the initial and continuing franchise fees received, we give franchisees the right to use the brand names. We operate as a single segment for reporting purposes.

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

Buffalo Wild Wings® is an established and growing owner, operator, and franchisor of restaurants featuring a variety of boldly-flavored, craveable menu items including our Buffalo, New York-style chicken wings spun in any of our 16 signature sauces or 5 signature seasonings. Buffalo Wild Wings restaurants create a welcoming neighborhood atmosphere that includes an extensive multi-media system, a full bar and an open layout, which appeals to sports fans and families alike. We differentiate our restaurants by the social environment we create and the connection we make with our Team Members, guests and the local community. Our guests have the option of watching sporting events or other popular programs on our projection screens and approximately 50 additional televisions, competing in Buzztime® Trivia or playing video games. The open layout of our restaurants offers dining and bar areas that provide distinct seating choices for sports fans and families. Our flexible restaurants allow our guests to customize their Buffalo Wild Wings® experience to meet their time demands, service preferences or the experience they are seeking of a workday lunch, a dine-in dinner, a take-out meal, an afternoon or evening enjoying a sporting event or a late-night craving. Buffalo Wild Wings® restaurants are the place people want to be; where any excuse to get together is a good one.

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

We have established the Buffalo Wild Wings brand through coordinated marketing and operational execution that ensures brand recognition and quality and consistency throughout our concept. These efforts include marketing programs and irreverent advertising to support both our company-owned and franchised restaurants. We also prominently feature our trademark Buffalo insignias, yellow and black colors, sports memorabilia, dozens of televisions and projection screens, and exterior trade dress at our restaurants and as branding for our company materials. Our concept is further strengthened by our emphasis on operational excellence supported by operating guidelines and employee training in both company-owned and franchised restaurants.

The Buffalo Wild Wings brand was founded in 1982 at a location near The Ohio State University. Our original name was Buffalo Wild Wings & Weck® and we became more popularly known as bw-3®. In 1991, we began our franchising program. In 2003, we completed an initial public offering and became a publicly-held company. Today, we are popular throughout the United States and Canada and widely recognized as Buffalo Wild Wings.

Our Concept and Business Strategy

We will be a growth enterprise of restaurant brands, with more than 3,000 restaurants creating the ultimate guest experience worldwide. To escalate our strategy, we will:

•Continue to strengthen the Buffalo Wild Wings® brand domestically and internationally;
•Identify, invest in and develop emerging restaurant concepts beyond Buffalo Wild Wings;
•Continuously develop and deliver unique guest experiences;
•Offer crave-able menu items with broad appeal;
•Create an inviting neighborhood atmosphere;
•Focus on operational excellence;
•Open restaurants in new and existing domestic and international markets; and
•Increase same-store sales, average unit volumes, and profitability.

Buffalo Wild Wings Growth Strategy

We have established and continue to expand the necessary infrastructure and control systems to support our disciplined growth strategy with our core concept, supporting approximately 1,700 restaurants in the United States and Canada. We have developed procedures for identifying new opportunities, determining our expansion strategy in those areas and developing sites for company-owned and franchised restaurants. Our current growth strategy is to continue to open both company-owned restaurants and franchised restaurants.

In most of our existing markets, we plan to continue to open new restaurants until a market is penetrated to a point that enables us to gain marketing, operational, cost, and other efficiencies. We intend to grow our franchise system through the development of new restaurants by existing and new franchisees. We may also grow our number of company-owned restaurants through the acquisition of franchised restaurants.

Along with planned unit growth, we are focused on innovating our Guest Experience for existing and new restaurants. This includes new technologies to make it easy for our Guests to locate us, wait for a table, order from our menu and make their payment. We are also enhancing our Guest experience by including gaming and other entertainment inside and outside our restaurants to increase value and strengthen brand loyalty. As part of our focus on making our experience engaging we are building an enhanced service model to ensure our Guests gain the full experience of our Brand while they’re in our restaurants, including the addition of Guest Experience Captains.

We are continuing our international growth through development agreements with new and existing franchisees and, potentially, through joint venture partnerships.  We opened our first international franchised restaurant in Mexico in December 2013 and had five restaurants open in Mexico as of December 28, 2014. We anticipate opening our first restaurants in the Philippines, United Arab Emirates and Saudi Arabia in the first half of 2015. We have five signed franchise development agreements for restaurants in the Middle East, Mexico, and the Philippines. A typical international franchise development agreement provides for payment of development fees and franchise fees in addition to subsequent royalty fees based on the gross sales of each restaurant. We expect development agreements for international locations to remain limited to organizations having significant experience as restaurant operators and proven financial ability to support and develop multi-unit and multi-brand operations.

Emerging Brands Growth Strategy

We are looking beyond the growth of the Buffalo Wild Wings® brand by exploring investments in emerging restaurant brands. We have a minority interest in Pie Squared Holdings, operator and franchisor of PizzaRev®, a California-based fast-casual pizza restaurant. In addition to our minority investment, we also have rights to operate PizzaRev restaurants in certain states. We also have a majority interest in Rusty Taco, Inc., a Texas-based fast-casual street-style taco restaurant with both company-owned and franchised locations. We are continuing to evaluate additional emerging restaurant brands for possible investment.

The Buffalo Wild Wings® Menu

Our Buffalo Wild Wings restaurants feature a variety of menu items including our Buffalo, New York-style chicken wings spun in one of our signature sauces from sweet to screamin’ hot: Sweet BBQ, Teriyaki, Mild, Parmesan Garlic, Medium, Honey BBQ, Spicy Garlic, Jammin’ Jalapeno™, Asian Zing®, Caribbean Jerk, Thai Curry™, Hot BBQ, Hot, Mango Habanero™, Wild® and Blazin’® ; or signature seasonings: Buffalo, Desert Heat®, Chipotle BBQ, Lemon Pepper and Salt & Vinegar. Our chicken wings can be ordered by the portion, ranging from Snack-sized to Large, with even larger orders available for parties. Our sauces and seasonings complement and distinguish our wings and other menu offerings to create a bold flavor profile for our guests. In addition to traditional and boneless chicken wings, our menu features a wide variety of food items including Sharables, Wild Flatbreads™, specialty hamburgers and sandwiches, wraps, Buffalito® soft tacos, and salads. We also provide a 12 & Under Menu for kids.

Our restaurants feature a full bar which offers an extensive selection of 20 to 30 domestic, imported, and craft beers on tap as well as bottled beers, wine and liquor. In order to continually improve our menu, our research and development department continuously tests and introduces new menu items. Our goal is to balance the established menu offerings that appeal to our loyal guests with new menu items that increase guest frequency and attract new guests. In addition, our food experience team created a “Sauce Lab” concept in 2014 that features one to two brand new sauces that are introduced during our engagement zone promotions for a limited time only.

Buffalo Wild Wings Atmosphere and Layout

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

We strategically place approximately 60 high-definition flat-screen monitors and approximately 2 to 4 projection screens throughout the restaurant to allow for easy viewing. These televisions, combined with our sound system, Buzztime® Trivia and assorted video games, provide a source of entertainment for our guests and reinforce the energetic nature of our concept. We tailor the content and volume of our video and audio programming to reflect our guests’ tastes. We believe the design of our restaurants enhances our guests’ experiences, drives repeat visits and solidifies the broad appeal of our concept.

All of our menu items are made-to-order and are available for take-out, which approximated 14% of restaurant sales for company-owned restaurants in 2014. Many of our restaurants have separate parking spots for our take-out guests.

Current Restaurant Locations

As of December 28, 2014, we owned and operated 491 company-owned restaurants, including 487 Buffalo Wild Wings® and 4 Emerging Brands (PizzaRev and Rusty Taco) restaurants in the United States and Canada. We also franchised an additional 591 restaurants, including 584 Buffalo Wild Wings restaurants and 7 Rusty Taco restaurants. In 2015, we expect to open approximately 50 company-owned Buffalo Wild Wings restaurants and 5 Emerging Brands restaurants and we expect our franchisees to open approximately 50 Buffalo Wild Wings restaurants and 7 Rusty Taco restaurants.

Our company-owned Buffalo Wild Wings restaurants range in size from 3,900 to 9,800 square feet, with a typical size of approximately 6,300 square feet for restaurants that opened in the last three years. We anticipate that future restaurants will range in size from 4,000 square feet to 6,500 square feet with an average cash investment per restaurant of approximately $2.2 million, excluding preopening expenses of approximately $290,000. From time to time, we expect that our restaurants may be smaller or larger or cost more or less than our targeted range, depending on the particular circumstances of the selected site, market, or country. Also, from time to time, we expect to purchase the building for certain restaurants, in which case the cash investment would be significantly higher.

Our Buffalo Wild Wings restaurants are typically open on a daily basis from 11 a.m. to 2 a.m., although closing times vary depending on the day of the week and applicable regulations governing the sale of alcoholic beverages. Our franchise agreements require franchisees to operate their restaurants for a minimum of 12 hours a day.

Site Selection and Development

Our Buffalo Wild Wings site selection process is integral to the successful execution of our growth strategy. We have processes for identifying, analyzing and assigning undeveloped markets for both company-owned and franchise development. Once a market is assigned, we use a trade area and site selection evaluation process to assist in identifying suitable trade areas within that market and suitable sites within identified trade areas. Criteria examined to determine appropriate trade areas include the presence of a casual dining corridor, projected growth within the trade area, the locations of key big box retailers, key demographics and population density, drive time and trade area analysis and other quantitative and qualitative measures. Once a suitable trade area is identified, we examine site-specific details including visibility, signage, access, ability to get trade dress, and parking. We employ an opportunistic approach to real estate by developing end caps, freestanding units, and conversions in both urban and suburban trade areas. Final approval by at least two members of our Real Estate Committee is required for each company-owned site.

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

Marketing Campaigns. Each marketing campaign has a theme that reflects Guest lifestyles and behaviors. These lifestyles and behaviors are the cornerstone for creating key brand touch-points within each campaign that include media, promotions, partnerships, and food and beverage experiences that will encourage social interactions and bring each theme to life. For example, we promote our NCAA sponsorship at Buffalo Wild Wings, which provided our guests with an opportunity to participate in a Bracket Challenge, a tournament bracket game which allows our guests to pick the winners of all tournament games. In addition, our local restaurant marketing efforts are designed to enhance community connections. Examples of this are our Home Team Advantage and Eat Wings, Raise Funds programs that connect our restaurants to local sports teams and community groups.

Advertising. Our media strategy builds continuity throughout the year while still supporting our peak periods. Our primary media vehicles include national television in relevant programming to drive awareness and consideration, national and local radio to drive consideration and trial and digital and search to drive all three.

Franchise Involvement. System-wide campaigns and promotions are developed and implemented with input from the Marketing Subcommittee, a subset of the Buffalo Wild Wings Franchise Advisory Council (FAC). The FAC is a volunteer group consisting of 12 franchisees, six of which are elected by their peers and six of which are jointly appointed by existing FAC members and us. The FAC's Marketing Subcommittee is comprised of two franchisee members of the FAC and two to four additional franchisee members that are asked to serve on the committee at our request. The Marketing Subcommittee meets regularly to review marketing strategies, provide input on advertising messages and vendor co-op programs, and discuss marketing objectives.

Operations

Our leadership team strives for operational excellence by recruiting, developing and supporting our highly qualified management teams and Team Members and implementing operational standards and best practices within our Buffalo Wild Wings restaurants.

Restaurant Management. Our management structure consists of a General Manager, an Operational General Manager and up to three other managers, as well as a Team Lead and Shift Leads, depending on the sales volume of the restaurant. We utilize Regional Managers to oversee our General Managers in our company-owned locations, ensuring that they receive the training and support necessary to effectively operate their restaurants. Currently, we have 80 Regional Managers who oversee 3 to 8 restaurants each. As we expand geographically, we expect to add additional Regional Managers. Similarly, our franchised restaurants receive operational guidance from our 16 Franchise Consultants, who oversee 24 to 45 restaurants each. We have two Divisional Vice Presidents who have responsibility for all company-owned operations and 12 Directors of Operations who provide leadership to the Regional Managers. We also have a Vice President of Franchise Operations who has responsibility for all franchised restaurant operations and three Franchise Directors of Operations who provide leadership to the Franchise Consultants.

Guest Experience Business Model. Our Guest Experience Business Model is a comprehensive approach to restaurant operations, which includes the addition of Guest Experience Captains, a refined management structure with clearly defined roles, and the introduction of new Guest technology including unique tabletop tablet and the development of a proprietary television network. Redefining the management and Team Member structure allows our restaurants to separate the work in a way that supports the business model.  Team Members and Managers have more specific areas of responsibility; including essential operational work and Guest Experience work, such as Guest engagement and community connection.

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

Later in their careers, our General Managers and high-potential Operational General Managers attend a management skills class where they take a deeper look into bringing all of the core elements for success together to create the ultimate experience for our guests.

Our hourly Team Members complete a comprehensive position certification process, which includes 16 to 20 hours of hands-on training. Team Members must also successfully pass position validations, which include menu certifications, responsible alcohol service training, chemical safety training, and training in the safe handling of food.

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

Further, Team Members with management potential can participate in the Shift Lead program, which is a developmental program that provides hourly Team Members the opportunity to build and demonstrate leadership capabilities while providing the restaurants with leaders who are trained to support management. The Shift Leader program helps us to identify talent and build bench strength throughout the organization – through the selection and training of those who have demonstrated the initiative, desire, behaviors and competencies necessary for success in restaurant management or other positions of leadership.

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

Chicken wings are an important component of cost of sales at our Buffalo Wild Wings restaurants. We work to counteract the effect of the volatility of chicken wing prices, which can affect our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. The price we pay for chicken wings is determined based on the average of the previous month’s wing market plus mark-up for processing and distribution, but if a satisfactory long-term pricing agreement for chicken wings were to arise, we would consider locking in prices to reduce our price volatility.

Restaurant Franchise Operations

Our Buffalo Wild Wings concept has a strong group of franchisees, many of whom have substantial prior restaurant operations experience. Our franchisees execute a separate franchise agreement for each restaurant opened, typically providing for a 20-year initial term, with an opportunity to enter into a renewal franchise agreement subject to certain conditions. The initial franchise fee for a single restaurant is $40,000.

Franchisees typically pay us a royalty fee of 5.0% of their restaurant sales. We also assess franchisees an advertising fee in the amount of 3.5% of their restaurant sales, of which 3.0% was contributed to our National Advertising Fund (NAF) in 2014 and the remaining 0.5% was spent directly by the franchisee or through marketing co-ops in the applicable local market. Our current form of franchise agreement permits us to increase the royalty fee and to increase the required contribution to the NAF by 0.5% per year so long as the NAF contribution does not exceed 4% of restaurant sales during the initial term of the franchise agreement. The royalty fee is not expected to increase in 2015, but the portion of the advertising fee contributed to the National Advertising Fund will increase from 3.0% to 3.15%.

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

We work hard to maintain positive and productive relationships with our franchisees. We have formed and maintain the FAC, which, as described previously, is an advisory council made up of twelve franchisees that engage with BWW on matters of system-wide importance; six of these FAC members are elected by their peers, and the remaining six are appointed jointly by existing FAC members and us. The FAC meets several times per year in person, and more frequently via conference calls, with our senior leaders. We also have other councils of franchisees with whom we consult periodically on specific matters.

Information Technology

We utilize a standard point-of-sale system in all of our company-owned Buffalo Wild Wings restaurants, which is integrated to our central offices through a secure, high-speed connection. Visibility to sales, cost of sales, labor and other operating metrics is provided to company-owned restaurant management through web-based decision support and analysis tools. Franchisees are required to report sales on a daily basis through an on-line reporting network and submit their restaurant-level financial statements on a quarterly and annual basis. Our U.S. franchisees are in the process of converting to our point-of-sale system and we expect they will be fully converted by the end of 2015. Our international franchised restaurants that opened in Mexico this year also utilize our point-of-sale system and back office tools, allowing their sales information to be automatically obtained by our central office systems on a daily basis. Our online ordering system allows Guests to place orders online or through our mobile app. Orders taken online are sent directly to our point-of-sales system and routed to our kitchen management system based on item cook times and time of customer order pickup. The online ordering system is available for all company-owned locations and will be fully implemented in all franchised locations by the end of 2015.

Competition

The restaurant industry is intensely competitive. We compete on the basis of the taste, quality and price of food offered, guest service, ambience, location, and overall Guest experience. We believe that our attractive price-value relationship, the atmosphere of our restaurants, our sports viewing experience, our focus on our guest and the quality and distinctive flavor of our food enable us to differentiate ourselves from our competitors. We believe we compete primarily with local and regional sports bars and national casual dining and quick casual establishments, and to a lesser extent with quick service restaurants such as wing-based take-out concepts. Many of our direct and indirect competitors are well-established national, regional or local chains and some have greater financial and marketing resources than we do. We also compete with other restaurant and retail establishments for site locations and restaurant Team Members.

Proprietary Rights

We own the rights to the “Buffalo Wild Wings®” and “Rusty Taco®” service marks and to certain other service marks and trademarks used in our system in the U.S., Canada, and other countries where we have restaurants or anticipate opening restaurants in the future. We attempt to protect our sauce recipes as trade secrets by, among other things, requiring a confidentiality agreement with our sauce supplier and executive officers. It is possible that competitors could develop recipes and procedures that duplicate or closely resemble our recipes and procedures. We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concept. We vigorously protect our proprietary rights. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly and may not be successful. Although we believe that we have sufficient rights to all of our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand. Any such litigation may be costly and divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our trademarks or service marks in the future and may be liable for damages.

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

We and our franchisees are also subject to laws governing our relationship with employees. Our failure or the failure of our franchisees to comply with international, federal, state and local employment laws and regulations may subject us to losses and harm our brands. The laws and regulations govern such matters as wage and hour requirements; workers’ compensation insurance; unemployment and other taxes; working and safety conditions; and citizenship and immigration status. Significant additional government-imposed regulations under the Fair Labor Standards Act and similar laws related to increases in minimum wages, overtime pay, paid leaves of absence, and mandated health benefits, may also impact the performance of company-owned and franchised operations. In addition, employee claims based on, among other things, discrimination, harassment, wrongful termination, wage and hour requirements and payments to employees who receive gratuities, may divert financial and management resources and adversely affect operations. The losses that may be incurred as a result of any violation of such governmental regulations by the company or our franchisees are difficult to quantify.

We are also subject to licensing and regulation by state and local departments relating to the service of alcoholic beverages, health, sanitation, and fire and safety standards. Compliance with these laws and regulations may lead to increased costs and operational complexity and may increase our exposure to governmental investigations or litigation. We may also be subject in certain states to “dramshop” statutes, which generally allow a person injured by an intoxicated person to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. In addition, we are subject to various state and federal laws relating to the offer and sale of franchises and the franchisor-franchisee relationship. In general, these laws and regulations impose specific disclosure and registration requirements prior to the sale and marketing of franchises and regulate certain aspects of the relationship between franchisor and franchisee.

Because of gaming operations in our Nevada Buffalo Wild Wings facilities, the ownership and operation of those facilities are subject to the Nevada Gaming Control Act and the regulations promulgated thereunder, as well as various local regulations related to gaming. Our gaming operations are also subject to the licensing and regulatory control of the Nevada Gaming Commission, the Nevada State Gaming Control Board and various county and city licensing agencies. These gaming laws, regulations, and supervisory procedures are based upon declarations of public policy that are concerned with, among other things:

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

Team Members

As of December 28, 2014, we employed approximately 37,200 Team Members. We had approximately 5,600 full-time and 31,100 part-time Team Members working in our company-owned restaurants and 500 Team Members based out of our home office or in field management positions. Our Team Members are not covered by any collective bargaining agreement, and we have never experienced an organized work stoppage or strike. We believe that our working conditions and compensation packages are competitive and consider our relations with our Team Members to be good.

Executive Officers

The following sets forth certain information about our executive officers:

Sally J. Smith, 57, has served as our Chief Executive Officer and President since July 1996 and as a director since August 1996. She served as our Chief Financial Officer from 1994 to 1996. Prior to joining Buffalo Wild Wings, she was the

Chief Financial Officer of Dahlberg, Inc., the manufacturer and franchisor of Miracle-Ear hearing aids, from 1983 to 1994. Ms. Smith began her career with KPMG LLP, an international accounting and auditing firm. Ms. Smith holds an inactive CPA license. She serves on the boards of the National Restaurant Association, Alerus Financial Corporation, Allina Health Systems, and Hormel Foods, Inc.

Mary J. Twinem, 54, has served as our Executive Vice President, Chief Financial Officer and Treasurer since July 1996. She served as our Controller from January 1995 to July 1996. Ms. Twinem also served as a director on our Board from June 2002 to September 2003. Prior to joining Buffalo Wild Wings, she served as the Director of Finance/Controller of Dahlberg, Inc. from 1989 to December 1994. Ms. Twinem began her career in public accounting and holds an inactive CPA license. She serves on the boards of the Hospitality Minnesota Education Foundation, Boys and Girls Clubs of the Twin Cities, and Mendota Holdings, Inc.

Kathleen M. Benning, 52, has served as our Executive Vice President, Chief Strategy Officer and New Business Development since January 2014. She served as our Executive Vice President, Global Brand and Business Development since October 2011. She served as Executive Vice President, Global Marketing and Brand Development from January 2010 until October 2011. She joined us in March 1997 as Vice President of Marketing and served as Senior Vice President, Marketing and Brand Development from January 2002 until December 2009. From 1992 to 1997, Ms. Benning was employed by Nemer, Fieger & Associates, an advertising agency, where she was a partner from 1994 to 1997.

James M. Schmidt, 55, has served as our Chief Operating Officer since January 2011. He served as our Executive Vice President since December 2006 and as General Counsel from April 2002 to January 2011. He served as either Vice President or Senior Vice President from April 2002 until December 2006. Mr. Schmidt also served as our Secretary from September 2002 until January 2011, and he served as a director on our Board from 1994 to September 2003. From 1997 to 2002, Mr. Schmidt was an attorney with the law firm of Robbins, Kelly, Patterson & Tucker.

Judith A. Shoulak, 55, has served as our EVP, President, North America Buffalo Wild Wings since January 2014. She served as Executive Vice President, North American Operations from October 2011 to January 2014, as Executive Vice President, Global Operations and Human Resources from January 2010 until October 2011, as our Senior Vice President, Operations, from March 2004 to December 2009, Senior Vice President, Human Resources from January 2003 to February 2004 and Vice President of Human Resources from October 2001 to January 2003. From 1993 to 2001, Ms. Shoulak served as Vice President of Field Human Resources of OfficeMax Incorporated.

Lee R. Patterson, 41, has served as our Senior Vice President, Guest Marketing Experience since January 2014. He served as Senior Vice President, Guest Experience and Innovation from October 2011 to December 2013, Senior Vice President, Information Technology from January 2011 until October 2011 and as our Vice President, Information Technology from January 2008 until January 2011. Mr. Patterson was with Applebee’s International, Inc. from May 2003 to January 2008, serving most recently as Director of Restaurant Systems.

Andrew D. Block, 46, has served as our Senior Vice President, Talent Management since January 2012. He served as Vice President, Talent Management from April 2010 until January 2012. Mr. Block served as Director of Human Resources at C. H. Robinson Worldwide from December 2002 to April 2011. From March 1996 to December 2002 Mr. Block was with Wells Fargo Home Mortgage as Director of Human Resources. Earlier in his career Mr. Block worked in the Human Resources field for Ecolab and a subsidiary of Sony Corporation of America.

Emily C. Decker, 35, has served as our Senior Vice President, General Counsel and Secretary since April 2014. She served as our Vice President, General Counsel and Secretary from January 2011 to April 2014 and as our Franchise Attorney from August 2007 until January 2011. From September 2004 to July 2007, Ms. Decker was an Associate at Briggs and Morgan, P.A., which provides legal services to us from time to time.

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

Chicken wings are a primary food product used by our Buffalo Wild Wings restaurants. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. During 2013, we began selling our wings by portion, providing our guests a more consistent amount of chicken in their orders, and decreasing the impact of yield fluctuations on our cost of sales. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. The price we pay for chicken wings is determined based on the average of the previous month’s wing market plus mark-up for processing and distribution, but if a satisfactory long-term pricing agreement for chicken wings were to arise, we would consider locking in prices to reduce our price volatility. Chicken wing prices in 2014 averaged 11.9% lower than 2013 as the average price per pound decreased to $1.55 in 2014 from $1.76 in 2013. These prices were historically high in 2012 and decreased in 2013. If there is a significant rise in the price of chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. For example, chicken wings accounted for approximately 23%, 25%, and 27% of our cost of sales in 2014, 2013, and 2012, respectively, with an annual average price per pound of $1.55, $1.76, and $1.97, respectively. A 10% increase in the chicken wing costs for 2014 would have increased cost of sales by approximately $9.5 million. Additional information related to chicken wing prices is included in Item 7 under “Results of Operations.”

If we are unable to identify and obtain suitable new restaurant sites and successfully open new restaurants, our revenue growth rate and profits may be reduced.

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

To successfully expand our business, we must open new Buffalo Wild Wings® restaurants on schedule and in a profitable manner. In the past, we and our franchisees have experienced delays in restaurant openings and we may experience similar delays in the future. Delays in opening new restaurants could hurt our ability to meet our growth objectives, which may affect our results of operations, the expectations of securities analysts and shareholders and thus our stock price. We cannot guarantee that we or our franchisees will be able to achieve our expansion goals. Further, any restaurants that we, or our franchisees, open may not achieve operating results similar or better than our existing restaurants. If we are unable to generate positive cash flow from a new restaurant, we may be required to recognize an impairment loss with respect to the assets for that restaurant. Our ability to expand successfully will depend on a number of factors, many of which are beyond our control. These factors include:

•	Negotiating acceptable lease or purchase terms for new restaurants;

•	Cost effective and timely planning, design and build-out of restaurants;

•	Creating Guest awareness of our restaurants in new markets;

•	Competition in new and existing markets;

•	General economic conditions.

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

We are required to maintain the highest level of Payment Card Industry (“PCI”) Data Security Standard compliance at our company-owned restaurants and corporate offices due to the number of credit card transactions processed in our company-owned restaurants. Failure to maintain our PCI compliance could result in fines or even prohibit our use of payment cards in our company-owned restaurants. While our franchisees are separate businesses, and therefore are subject to different levels of PCI compliance, any failure by our franchisees to maintain their required level of PCI compliance could harm our reputation or result in loss of future royalties.

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

Our expansion plans depend on opening restaurants in new domestic and international markets where we or our franchisees have little or no operating experience. We may not be successful in operating our restaurants in new markets on a profitable basis. The success of these new restaurants will be affected by the different competitive conditions, consumer tastes, and discretionary spending patterns of the new markets as well as our ability to generate market awareness of our brands. Sales at restaurants opening in new markets may take longer to reach profitable levels, if at all.

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

We have a minority investment in Pie Squared Holdings, operator and franchisor of PizzaRev, a fast-casual pizza restaurant, and a majority investment in Rusty Taco, a fast-casual restaurant specializing in street-style tacos, and intend to invest in these and additional emerging restaurant brands in the future as additional vehicles of growth. If an emerging brand does not succeed, we risk losing all or a substantial portion of our investment in that brand. In addition, our overall long-term growth may be affected by the level of success achieved by these restaurant concepts.

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

We may be dependent on franchisees and their success.

Currently, approximately 55% of our restaurants are franchised. Franchising royalties and fees represented approximately 6.1%, 6.4%, and 7.4% of our revenues during fiscal 2014, 2013, and 2012, respectively. Our performance depends upon (i) our ability to attract and retain qualified franchisees, (ii) the franchisees' ability to timely develop restaurants, and (iii) the franchisees’ ability to execute our concept and capitalize upon our brand recognition and marketing. Additionally, the quality of franchised restaurant operations may be diminished if franchisees do not operate restaurants in a manner consistent with our standards and requirements, or if they do not hire and train qualified managers and other restaurant personnel. If franchisees do not adequately operate or manage their restaurants, our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide sales could significantly decline.

We could face liability from our franchisees.

Various state and federal laws govern our relationship with our franchisees and our potential sale of a franchise. If we fail to comply with these laws, we could be liable for damages to franchisees and fines or other penalties. A franchisee or government agency may bring legal action against us based on the franchisee/franchisor relationship. Also, under the franchise business model, we may face claims and liabilities based on vicarious or joint-employer liability theories. All such legal actions not only could result in changes to laws, making it more difficult to appropriately support our franchisees and, consequently, impacting our performance, but, also, such legal actions could result in expensive litigation with our franchisees or government agencies that could adversely affect both our profits and our important relations with our franchisees. In addition, other regulatory or legal developments may result in changes to laws that could negatively impact the franchise business model and, accordingly, our profits.

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

Our success depends substantially on the value of our brands and our reputation for offering guests an unparalleled Guest experience.

We believe we have built a strong reputation for the quality and breadth of our menu items as part of the total experience that guests enjoy in our restaurants. We believe we must protect and grow the value of our brands to continue to be successful in the future. Any incident that erodes consumer trust in or affinity for our brands could significantly reduce their value. If consumers perceive or experience a reduction in food quality, service, or ambiance, or in any way believe we failed to deliver a consistently positive experience, our brand value could suffer.

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

Our quarterly operating results depend, in part, on special events, such as the Super Bowl® and other sporting events viewed by our guests in our Buffalo Wild Wings restaurants such as the NFL, MLB, NBA, NHL, and NCAA. Interruptions in the viewing of these professional and collegiate sporting league events due to strikes, lockouts, or labor disputes may impact our results. Additionally, our results are subject to fluctuations based on the dates of sporting events and their availability for viewing through broadcast, satellite and cable networks. Historically, sales in most of our restaurants have been higher during fall and winter months based on the relative popularity and extent of national, regional and local sporting and other events. Further, our quarterly operating results may fluctuate significantly because of other factors, including:

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

Changes in consumer preferences or discretionary consumer spending could harm our performance.

The success of Buffalo Wild Wings depends, in part, upon the continued popularity of our Buffalo, New York-style chicken wings, our boneless wings, other food and beverage items, and appeal of sports bars and casual dining restaurants. We also depend on trends toward consumers eating away from home. Shifts in these consumer preferences could negatively affect our future profitability. Such shifts could be based on health concerns related to the cholesterol, carbohydrate, fat, calorie, or salt content of certain food items, including items featured on our menu. Negative publicity over the health aspects of such food items may adversely affect consumer demand for our menu items and could result in a decrease in guest traffic to our restaurants, which could materially harm our business. In addition, we will be required to disclose calorie counts for all food items on our menus, due to federal regulations, and this may have an effect on consumers’ eating habits. Other federal regulations could follow this pattern. In addition, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. A decline in consumer spending or in economic conditions could reduce guest traffic or impose practical limits on pricing, either of which could harm our business, financial condition, operating results or cash flow.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are headquartered in Minneapolis, Minnesota. Our home office has approximately 66,000 square feet of office space. We occupy this facility under a lease that terminates on November 30, 2020, with an option to renew for one five-year term. As of December 28, 2014, we owned and operated 491 company-owned restaurants. We either lease the land and building for our sites or utilize ground leases. The majority of our existing leases are for 10 or 15-year terms, generally including options to extend the terms. We typically lease our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts. Most of our leases include “exclusive use” provisions prohibiting our landlords from leasing space to other restaurants that fall within certain specified criteria. Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the lease or franchise agreement. The following table sets forth the states and provinces in which our restaurants are located and the number of restaurants in each state or province as of December 28, 2014:

	Number of Restaurants Open
	Buffalo Wild Wings		PizzaRev	Rusty Taco
	Company-owned	Franchised	Company-owned	Company-owned	Franchised	Total
United States:
Alabama	2	11	—	—	—	13
Alaska	—	1	—	—	—	1
Arizona	14	5	—	—	—	19
Arkansas	—	11	—	—	—	11
California	40	30	—	—	—	70
Colorado	19	2	—	—	1	22
Connecticut	—	11	—	—	—	11
Delaware	—	6	—	—	—	6
Florida	24	22	—	—	—	46
Georgia	15	1	—	—	—	16
Hawaii	—	2	—	—	—	2
Idaho	1	5	—	—	—	6
Illinois	19	43	—	—	—	62
Indiana	7	46	—	—	—	53
Iowa	17	1	—	—	—	18
Kansas	11	—	—	—	—	11
Kentucky	14	5	—	—	—	19
Louisiana	—	16	—	—	—	16
Maine	—	3	—	—	—	3
Maryland	2	15	—	—	—	17
Massachusetts	4	5	—	—	—	9
Michigan	—	55	—	—	—	55
Minnesota	24	5	2	—	3	34
Mississippi	2	9	—	—	—	11
Missouri	6	23	—	—	—	29
Montana	—	5	—	—	—	5
Nebraska	6	2	—	—	—	8
Nevada	9	3	—	—	—	12
New Hampshire	—	4	—	—	—	4
New Jersey	5	10	—	—	—	15
New Mexico	—	9	—	—	—	9
New York	12	20	—	—	—	32
North Carolina	20	7	—	—	—	27
North Dakota	—	7	—	—	—	7
Ohio	31	57	—	—	—	88
Oklahoma	—	17	—	—	—	17
Oregon	—	11	—	—	—	11
Pennsylvania	23	1	—	—	—	24
Rhode Island	1	—	—	—	—	1
South Carolina	9	4	—	—	—	13
South Dakota	—	5	—	—	—	5
Tennessee	23	—	—	—	—	23
Texas	44	47	—	2	3	96
Utah	9	—	—	—	—	9
Vermont	—	1	—	—	—	1
Virginia	18	21	—	—	—	39
Washington	10	2	—	—	—	12
West Virginia	—	11	—	—	—	11
Wisconsin	31	—	—	—	—	31
Wyoming	1	2	—	—	—	3
Canada:
Alberta	2	—	—	—	—	2
Ontario	12	—	—	—	—	12
Mexico:	—	5	—	—	—	5
Total	487	584	2	2	7	1,082

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

	2014		2013
	High	Low	High	Low
First Quarter	$159.81	123.05	$88.48	71.02
Second Quarter	166.40	130.69	100.94	85.85
Third Quarter	167.64	132.90	112.01	94.05
Fourth Quarter	183.73	122.15	152.53	109.06

Holders

As of February 9, 2015, there were approximately 120 record holders of our Common Stock, excluding shareholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on information which we have obtained from our transfer agent, there are approximately 49,000 holders of our Common Stock whose stock is held either in nominee name and/or street name brokerage accounts.

Dividends

We have never declared or paid cash dividends on our Common Stock. It is our policy to preserve cash for development and other working capital needs and, therefore, do not currently have plans to pay any cash dividends. Our future dividend policy will be determined by our Board of Directors and will depend on various factors, including our results of operations, financial condition, anticipated cash needs and plans for expansion. Our revolving credit facility contains customary covenants that could, among other things, limit or prohibit the payment of dividends under certain circumstances.

Stock Performance Chart

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock for the five-year period ended December 28, 2014 with the cumulative total return on the Nasdaq Composite and the S&P 600 Restaurants Index. The comparison assumes $100 was invested in Buffalo Wild Wings Common Stock on December 27, 2009, and in each of the foregoing indices on December 27, 2009 and assumes reinvestment of dividends.

	12/27/2009	12/26/2010	12/25/2011	12/30/2012	12/29/2013	12/28/2014
Buffalo Wild Wings, Inc.	100.00	104.78	158.99	167.61	340.35	426.56
NASDAQ Composite	100.00	117.61	118.70	139.00	196.83	223.74
S&P 600 Restaurants Index	100.00	135.18	136.39	165.89	264.52	335.14

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

	Fiscal Years Ended (1)
	Dec 28, 2014	Dec 29, 2013	Dec 30, 2012	Dec 25, 2011	Dec 26, 2010
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Revenue:
Restaurant sales	$1,422,990	1,185,351	963,963	717,395	555,184
Franchise royalties and fees	93,233	81,368	76,567	67,083	58,072
Total revenue	1,516,223	1,266,719	1,040,530	784,478	613,256
Costs and expenses:
Restaurant operating costs:
Cost of sales	413,890	363,755	303,653	203,291	160,877
Labor	444,232	360,302	289,167	215,649	167,193
Operating	209,583	174,338	141,417	109,654	88,694
Occupancy	78,931	68,394	54,147	44,005	36,501
Depreciation and amortization	98,454	84,978	67,462	49,913	39,205
General and administrative	118,038	96,182	84,149	72,689	53,996
Preopening	13,544	14,647	14,630	14,564	8,398
Loss on asset disposals and impairment	3,827	3,262	3,291	1,929	2,051
Total costs and expenses	1,380,499	1,165,858	957,916	711,694	556,915
Income from operations	135,724	100,861	82,614	72,784	56,341
Investment income (loss)	(317)	674	754	118	684
Earnings before income taxes	135,407	101,535	83,368	72,902	57,025
Income tax expense	41,352	29,981	26,093	22,476	18,625
Net earnings including non-controlling interests	94,055	71,554	57,275	50,426	38,400
Net loss attributable to noncontrolling interests	(39)	—	—	—	—
Net earnings attributable to Buffalo Wild Wings	$94,094	71,554	57,275	50,426	38,400

Earnings per common share – basic	$4.98	3.81	3.08	2.75	2.11
Earnings per common share – diluted	$4.95	3.79	3.06	2.73	2.10
Weighted average shares outstanding – basic	18,908	18,770	18,582	18,337	18,175
Weighted average shares outstanding – diluted	19,002	18,872	18,705	18,483	18,270

Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$217,866	179,360	145,188	148,260	89,699
Net cash used in investing activities	(179,029)	(145,741)	(142,753)	(146,682)	(85,226)
Net cash (used in) provided by financing activities	(1,942)	3,039	(1,588)	3,690	1,265

	As Of (1)
	Dec 28, 2014	Dec 29, 2013	Dec 30, 2012	Dec 25, 2011	Dec 26, 2010
	(in thousands)
Consolidated Balance Sheets Data:
Total current assets	$263,929	182,756	125,536	139,245	134,204
Total assets	853,466	705,728	591,087	495,359	380,357
Total current liabilities	195,485	166,474	140,843	114,270	79,116
Total liabilities	279,167	239,920	207,715	177,373	123,536
Retained earnings	427,695	333,601	262,047	204,772	154,346
Total equity	574,299	465,808	383,372	317,986	256,821

(1)
We utilize a 52- or 53-week accounting period that ends on the last Sunday in December. Each of the fiscal years in the two years ended December 25, 2011 were comprised of 52 weeks. The fiscal year ended December 30, 2012 was a 53-week year. Each of the fiscal years in the two years ended December 28, 2014 were comprised of 52 weeks.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for fiscal 2015, cash requirements, and our expected store openings and preopening costs. Such statements are forward-looking and speak only as of the date on which they are made. Actual results are subject to various risks and uncertainties including, but not limited to, those discussed in Item 1A of this 10-K under “Risk Factors.” Information included in this discussion and analysis includes commentary on company-owned and franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Buffalo Wild Wings® concepts and the overall health of the concepts. Franchise information also provides an understanding of our revenues because franchise royalties and fees are based on the opening of franchised units and their sales. However, franchise sales and same-store sales information does not represent sales in accordance with U.S. Generally Accepted Accounting Principles (GAAP), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.

Overview

As of December 28, 2014, we owned and operated 491 company-owned restaurants, including 487 Buffalo Wild Wings®and 4 Emerging Brands (PizzaRev® and Rusty Taco®) restaurants. We also franchised an additional 591 restaurants, including 584 Buffalo Wild Wings restaurants, and 7 Rusty Taco restaurants. We are building for long-term future earnings growth by investing in Buffalo Wild Wings in the United States and Canada, international franchising, and Emerging Brands (PizzaRev, Rusty Taco, and other future brands). These investments will allow us to achieve our vision of being a company of 3,000 restaurants worldwide.

We expect to open approximately 50 company-owned and 50 franchised Buffalo Wild Wings restaurants and 5 company-owned and 7 franchised Emerging Brands restaurants in 2015. We have set an annual net earnings growth goal of 18%. Our growth and success depend on several factors and trends. First, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, therefore, cash flow per location. We remain committed to high quality operations and guest experience.

Our revenue is generated by:

•
Sales at our company-owned restaurants, which represented 94% of total revenue in 2014. Food and nonalcoholic beverages accounted for 79% of restaurant sales. The remaining 21% of restaurant sales was from alcoholic beverages. The menu items with the highest sales volumes are traditional and boneless wings, each at 21% of total restaurant sales.

•	Royalties and franchise fees received from our franchisees.

A second factor is our success in developing restaurants. There are inherent risks in opening new restaurants, especially in new markets or countries, including the lack of experience, logistical support, and brand awareness. These factors may result in lower-than-anticipated sales and cash flow for restaurants in new markets, along with higher preopening costs. We believe our focus on our new restaurant opening procedures, along with our expanding domestic and international presence, will help to mitigate the overall risk associated with opening restaurants in new markets.

Third, we continue to monitor and react to changes in our cost of sales. The cost of sales is difficult to predict, as it ranged from 28.2% to 32.7% of restaurant sales per quarter in 2014 and 2013, mostly due to the price and yield fluctuation in chicken wings. We are focused on minimizing the impact of rising costs per wing, which includes both price increases and yield fluctuations. Our efforts include selling wings by portion, new purchasing strategies, menu price increases, reduced food waste, as well as marketing promotions, menu additions, and menu changes that affect the percentage that chicken wings represent of total restaurant sales. We will continue to monitor the cost of chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. The price we pay for chicken wings is determined based on the average of the previous month’s wing market plus mark-up for processing and distribution. The chart below illustrates the fluctuation in chicken wing prices from quarter to quarter in the last five years.
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

We utilize a 52- or 53-week accounting period that ends on the last Sunday in December. Each of the fiscal years in the two years ended December 25, 2011 were comprised of 52 weeks. The fiscal year ended December 30, 2012 was a 53-week year. Each of the fiscal years in the two years ended December 28, 2014 were comprised of 52 weeks. Our next 53-week year will occur in 2017.

Critical Accounting Estimates

Our significant accounting policies are described in Note 1 to the Consolidated Financial Statements, which were prepared in accordance with U.S. GAAP. Critical accounting policies are those that we believe are both important to the portrayal of our financial condition and results and require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

We believe that the following discussion represents our most critical accounting policies and estimates used in the preparation of our consolidated financial statements. In addition to these critical accounting estimates, there are other items used in the preparation of the consolidated financial statements that require estimation, but are not deemed critical. Changes in estimates used in these and other items could have a material impact on our consolidated financial statements.

Valuation of Long-Lived Assets and Store Closing Reserves

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for 15 months. We evaluate the recoverability of a restaurant’s long-lived assets, including buildings, intangibles, leasehold improvements, furniture, fixtures, and equipment over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over the remaining life of the primary asset in the asset group. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. During 2014 and 2013, we recorded restaurant impairments of $1.7 million and $1.1 million, respectively. No impairments were recognized in fiscal 2012. We are currently monitoring several restaurants in regards to the valuation of long-lived assets. Based on our current estimates of the future operating results of these restaurants, we believe that the assets at these restaurants are not impaired. As we periodically refine our estimated future operating results, changes in our estimates and assumptions may cause us to realize impairment charges in the future. We do not believe that these charges would be material.

In addition to the valuation of long-lived assets, we also record a store closing reserve when a restaurant is abandoned due to closure or relocation. The store closing reserve is subject to significant judgment as accruals are made for lease obligations on abandoned leased facilities. Many factors, including the local business environment, other available lease sites, the willingness of lessors to negotiate lease buyouts, and the ability to sublease our sites are considered in making the accruals. We estimate future lease obligations based on these factors and evaluate quarterly the adequacy of the estimated reserve based on current market conditions. During 2014, 2013, and 2012, we recorded expenses of $315,000, $38,000, and $413,000, respectively, for restaurants that closed.

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

If the carrying amount of the reporting unit exceeds the fair value, this is an indication that impairment may exist. We calculate the amount of the impairment by comparing the fair value of the assets and liabilities to the fair value of the reporting unit. The fair value of the reporting unit in excess of the value of the assets and liabilities is the implied fair value of the goodwill. If this amount is less than the carrying amount of goodwill, impairment is recognized for the difference. As of December 28, 2014, our estimate of the fair value of our goodwill substantially exceeded the carrying value and therefore we concluded that our goodwill was not impaired. No goodwill impairment charges were recognized during 2014, 2013, or 2012.

Self-Insurance Liability

We are self-insured for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, and employee health benefits. The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims that may have arisen but have not yet been reported to us as of the balance sheet date. Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers, combined with our judgments and use of actuaries regarding a number of assumptions and factors, including the frequency and severity of claims, and claims development history. We maintain stop-loss coverage with third-party insurers to limit our total exposure for each of these programs. Significant judgment is required to estimate claims incurred but not reported as parties have yet to assert such claims. If actual claims trends, including the frequency or severity of claims, differ from our estimates, our financial results could be impacted.

Stock-Based Compensation

We account for stock-based compensation for options in accordance with the fair value recognition provisions, under which we use the Black-Scholes-Merton pricing model, which requires the input of subjective assumptions. These assumptions include the expected life of the options, expected volatility over the expected term, the risk-free interest rate.

Compensation expense for restricted stock units is recognized for the expected number of shares vesting at the end of each annual period. Restricted stock units granted in 2014, 2013, and 2012 are subject to three-year cliff vesting and a cumulative three-year earnings target. The number of units that vest is based on performance against the target. Stock-based compensation is recognized for the expected number of shares vesting at the end of the three-year period and is expensed over that period. For these restricted stock unit grants, significant assumptions are made to estimate the expected net earnings levels for future years and the expected forfeitures.

Results of Operations

Our operating results for 2014, 2013, and 2012, are expressed below as a percentage of total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales.

	Fiscal Years Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Revenue:
Restaurant sales	93.9%	93.6%	92.6%
Franchise royalties and fees	6.1	6.4	7.4
Total revenue	100.0	100.0	100.0
Costs and expenses:
Restaurant operating costs:
Cost of sales	29.1	30.7	31.5
Labor	31.2	30.4	30.0
Operating	14.7	14.7	14.7
Occupancy	5.5	5.8	5.6
Depreciation and amortization	6.5	6.7	6.5
General and administrative	7.8	7.6	8.1
Preopening	0.9	1.2	1.4
Loss on asset disposals and impairment	0.3	0.3	0.3
Total costs and expenses	91.0	92.0	92.1
Income from operations	9.0	8.0	7.9
Investment income (loss)	—	0.1	0.1
Earnings before income taxes	8.9	8.0	8.0
Income tax expense	2.7	2.4	2.5
Net earnings including noncontrolling interests	6.2	5.6	5.5
Net loss attributable to noncontrolling interests	—	—	—
Net earnings attributable to Buffalo Wild Wings	6.2%	5.6%	5.5%

The number of company-owned and franchised restaurants open are as follows:

	As of
	Dec 28, 2014	Dec 29, 2013	Dec 30, 2012
Total Company-owned restaurants	491	434	381
Total Franchised restaurants	591	559	510

The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

	Fiscal Years Ended
	Dec 28, 2014	Dec 29, 2013	Dec 30, 2012
Company-owned restaurant sales	$1,422,990	1,185,351	963,963
Franchised restaurant sales	1,858,116	1,619,526	1,510,020

Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

	Fiscal Years Ended
	Dec 28, 2014	Dec 29, 2013	Dec 30, 2012
Company-owned same-store sales	6.5%	3.9%	6.6%
Franchised same-store sales	5.6%	3.3%	6.5%

The annual average prices paid per pound for chicken wings for company-owned Buffalo Wild Wings restaurants are as follows:

	Fiscal Years Ended
	Dec 28, 2014	Dec 29, 2013	Dec 30, 2012
Average price per pound	$1.55	1.76	1.97

The following comparison of 2014 to 2013 includes results of operations of Buffalo Wild Wings and Emerging Brands restaurants. Any impact from our Emerging Brands is immaterial unless separately noted. There were no Emerging Brands restaurants in fiscal years 2013 or 2012.

Fiscal Year 2014 Compared to Fiscal Year 2013

Restaurant sales increased by $237.6 million, or 20.0%, to $1.4 billion in 2014 from $1.2 billion in 2013. The increase in restaurant sales was due to a $167.3 million increase associated with 63 company-owned restaurants that opened or were acquired in 2014 and the company-owned restaurants that opened or were acquired before 2014 and did not meet the criteria for same-store sales for all, or part, of the year. A same-store sales increase of 6.5% accounted for $70.3 million of the increase in restaurant sales.

Franchise royalties and fees increased by $11.9 million, or 14.6%, to $93.2 million in 2014 from $81.4 million in 2013. The increase was primarily due to royalties related to additional sales at 25 more franchised Buffalo Wild Wings restaurants in operation at the end of the year compared to the prior year, and an increase in same-store sales for franchised restaurants of 5.6% in 2014.

Cost of sales increased by $50.1 million, or 13.8%, to $413.9 million in 2014 from $363.8 million in 2013, due primarily to more restaurants being operated in 2014. Cost of sales as a percentage of restaurant sales decreased to 29.1% in 2014 from 30.7% in 2013. Cost of sales as a percentage of restaurant sales decreased primarily due to lower chicken wing prices and the rollout of Wings by Portion. In 2014, chicken wings averaged $1.55 per pound, which was a 11.9% decrease compared to 2013.

Labor expenses increased by $83.9 million, or 23.3%, to $444.2 million in 2014 from $360.3 million in 2013 due primarily to more restaurants being operated in 2014. Labor expenses as a percentage of restaurant sales increased to 31.2% in 2014 compared to 30.4% in 2013. Cost of labor as a percentage of restaurant sales increased primarily due to higher hourly labor costs related to the implementation of our Guest Experience Business Model, minimum wage increases in Minnesota and California, and higher bonus expense.

Operating expenses increased by $35.2 million, or 20.2%, to $209.6 million in 2014 from $174.3 million in 2013 due primarily to more restaurants being operated in 2014. Operating expenses as a percentage of restaurant sales remained consistent at 14.7% in 2014 and 2013. Repair and maintenance cost increases were partially offset by fewer pay-per-view event purchases.

Occupancy expenses increased by $10.5 million, or 15.4%, to $78.9 million in 2014 from $68.4 million in 2013 due primarily to more restaurants being operated in 2014. Occupancy expenses as a percentage of restaurant sales decreased to 5.5% in 2014 from 5.8% in 2013 primarily due to leveraging rent costs with the same-store sales increase.

Depreciation and amortization increased by $13.5 million, or 15.9%, to $98.5 million in 2014 from $85.0 million in 2013. The increase was primarily due to the additional depreciation related to the 57 additional Buffalo Wild Wings and Emerging Brands company-owned restaurants compared to 2013. Depreciation and amortization expense as a percentage of total revenue decreased to 6.5% in 2014 from 6.7% in 2013 due primarily to leveraging costs with the same-store sales increase.

General and administrative expenses increased by $21.9 million, or 22.7%, to $118.0 million in 2014 from $96.2 million in 2013 primarily due to additional headcount and higher stock-based compensation expense. General and administrative expenses as a percentage of total revenue increased to 7.8% in 2014 from 7.6% in 2013. Exclusive of stock-based compensation, our general and administrative expenses increased to 6.8% of total revenue in 2014 from 6.7% in 2013. This increase was primarily due to higher technology project expenses and travel related costs.

Preopening costs decreased by $1.1 million to $13.5 million in 2014 from $14.6 million in 2013. In 2014, we incurred costs of $13.1 million for 48 new company-owned Buffalo Wild Wings and Emerging Brands restaurants and costs of $300,000 for restaurants that will open in 2015. In 2013, we incurred costs of $13.7 million for 52 new company-owned restaurants and costs of $943,000 for restaurants that opened in 2014. Average preopening cost per new company-owned Buffalo Wild Wings restaurant in 2014 and 2013 was $299,000 and $290,000, respectively.

Loss on asset disposals and impairment increased by $565,000 to $3.8 million in 2014 from $3.3 million in 2013. The expense in 2014 represented the impairment of three underperforming restaurants of $1.7 million, closure costs for five closed or relocated restaurants of $315,000, and the write-off of miscellaneous equipment and disposals due to remodels partially offset by the gain on sale of one restaurant of $800,000. The expense in 2013 represented the impairment of the assets of two restaurants of $1.1 million and the write-off of miscellaneous equipment and disposals due to remodels.

Investment income (loss) decreased by $991,000 to a loss of $317,000 in 2014 from income of $674,000 in 2013. Our investments were in short-term municipal securities and our deferred compensation investments were primarily in mutual funds. The decrease in investment income was primarily due to lower gains on investments held for our deferred compensation plan and a loss on our minority investment in Pie Squared Holdings. Cash and marketable securities balances at the end of the year were $112.9 million in 2014 compared to $65.1 million in 2013.

Provision for income taxes increased $11.4 million to $41.4 million in 2014 from $30.0 million in 2013. The effective tax rate as a percentage of income before taxes increased to 30.5% in 2014 from 29.5% in 2013. The rate increase was primarily due to the favorable impact of the American Taxpayer Relief Act of 2012, which was enacted in 2013, on the tax rate in 2013. We estimate our effective tax rate in 2015 will be about 33% based on current tax law.

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

Depreciation and amortization increased by $17.5 million, or 26.0%, to $85.0 million in 2013 from $67.5 million in 2012. The increase was primarily due to additional depreciation on 52 new restaurants that opened in 2013 and 3 franchised locations that were acquired in 2013. Depreciation and amortization expense as a percentage of total revenue increased to 6.7% in 2013 from 6.5% in 2012 due primarily to higher depreciation on company-owned buildings and amortization related to reacquired franchise rights.

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

We fund these expenses, except for acquisitions and Emerging Brands, primarily with cash from operations. Depending on the size of the transaction, acquisitions or investments in emerging brands would generally be funded from cash and marketable securities balances or using our line of credit. Our cash and marketable securities balance at December 28, 2014 was $112.9 million. We invest our cash balances in debt securities with the focus on protection of principal, adequate liquidity and return on investment based on risk. Our marketable securities balance consists of mutual funds held for our deferred compensation plan and debt securities.

During fiscal 2014, 2013, and 2012, net cash provided by operating activities was $217.9 million, $179.4 million, and $145.2 million, respectively. Net cash provided by operating activities in 2014 consisted primarily of net earnings adjusted for non-cash expenses and an increase in accrued expenses and accounts payable. The increase in accrued expenses is primarily due to higher payroll-related costs including higher incentive compensation and wages. The increase in accounts payable is primarily due to timing of payments.

Net cash provided by operating activities in 2013 consisted primarily of net earnings adjusted for non-cash expenses and an increase in accrued expenses and income taxes. The increase in accrued expenses is primarily due to higher payroll-related costs including higher incentive compensation and wages. The increase in income taxes is primarily due to timing of payments.

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

Net cash used in investing activities for 2014, 2013, and 2012, was $179.0 million, $145.7 million, and $142.8 million, respectively. Investing activities for 2014 included $137.5 million for acquisitions of property and equipment related to the additional company-owned restaurants and restaurants under construction and $30.6 million for the acquisitions of businesses and investments in affiliates. Investing activities for 2013 included $138.7 million for acquisitions of property and equipment related to the additional company-owned restaurants and restaurants under construction and $10.3 million for the acquisitions of businesses and investments in affiliates. Investing activities for 2012 included $130.5 million for acquisitions of property and equipment related to the additional company-owned restaurants and restaurants under construction and $43.6 million for the acquisition of businesses. In 2014, 2013, and 2012, we opened or purchased 57, 55, and 69 Buffalo Wild Wings and Emerging Brands restaurants, respectively. In 2015, we expect capital expenditures of approximately $113.7 million for the cost of 50 new or relocated company-owned Buffalo Wild Wings and 5 Emerging Brands restaurants, $26.6 million for technology improvements on our restaurant and corporate systems, and $37.3 million for capital expenditures at existing restaurants. In 2014, we purchased $23.0 million of marketable securities and received proceeds of $12.0 million as investments in marketable securities matured or were sold. In 2013, we received proceeds of $3.3 million as investments in marketable securities matured or were sold. In 2012, we purchased $132.1 million of marketable securities and received proceeds of $163.5 million as investments in marketable securities matured or were sold.

Net cash provided by (used in) financing activities for 2014, 2013, and 2012, was $(1.9) million, $3.0 million, and $(1.6) million, respectively. Net cash used in financing activities for 2014 resulted primarily from tax payments for restricted stock units of $7.5 million partially offset by the issuance of common stock for options exercised and employee stock purchases of $3.0 million and excess tax benefits from stock issuances of $2.5 million. Net cash provided by financing activities for 2013 resulted primarily from the issuance of common stock for options exercised and employee stock purchases of $2.5 million and excess tax benefits from stock issuances of $5.5 million partially offset by tax payments for restricted stock units of $4.9 million. Net cash used in financing activities for 2012 resulted primarily from tax payments for restricted stock units of $8.5 million partially offset by the issuance of common stock for options exercised and employee stock purchases of $2.8 million and excess tax benefits from stock issuances of $4.2 million. No additional funding from the issuance of common stock (other than from the exercise of options and employee stock purchases) is anticipated in 2015.

Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. We own the buildings in which 25% of our company-owned restaurants operate.

The following table presents a summary of our contractual operating lease obligations and commitments as of December 28, 2014:

		Payments Due By Period (in thousands)
	Total	Less than one year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$612,264	67,355	128,859	111,016	305,034
Commitments for restaurants under development	60,135	2,053	8,112	8,186	41,784
Total	$672,399	69,408	136,971	119,202	346,818

We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations in the foreseeable future. To allow us to remain nimble for future investment in franchised acquisitions and Emerging Brands as we build the foundation for continued growth, we have a $100 million unsecured revolving credit facility. There is a commitment fee on the average unused portion of the facility at a rate per annum equal to 0.15%, if our consolidated total leverage ratio is less than or equal to 0.50, or 0.20% if our consolidated total leverage ratio is greater than or equal to 0.51. Our future cash outflows related to income tax uncertainties amount to $598,000 as of December 28, 2014. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

Off-Balance Sheet Arrangements

As of December 28, 2014 and December 29, 2013, we had no off-balance sheet arrangements or transactions other than contractual lease obligations.

Recent Accounting Pronouncements

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

Impact of Inflation

In the last three years we have not operated in a period of high general inflation; however, the cost of commodities, labor, certain utilities and building costs have generally increased or experienced price volatility. Our restaurant operations are subject to federal and state minimum wage laws and other laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our food service personnel are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in the minimum wage have increased our labor costs in the last three years. In addition, costs associated with our operating leases, such as taxes, maintenance, repairs and insurance, are often subject to upward pressure. To the extent permitted by competition, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years.

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

Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in same-store sales, changes in commodity prices, the timing and number of new restaurant openings and related preopening expenses, asset impairment charges, store closing charges, general economic conditions, and stock-based compensation. As a result, our results of operations are not necessarily indicative of the results that may be achieved for any future period.

Results of Quarterly Operations (unaudited) (amounts in thousands except per share data)

	Mar 31, 2013	Jun 30, 2013	Sep 29, 2013	Dec 29, 2013	Mar 30, 2014	Jun 29, 2014	Sep 28, 2014	Dec 28, 2014
Revenue:
Restaurant sales	284,425	285,403	295,693	319,830	344,945	343,141	350,524	384,380
Franchise royalties and fees	19,939	19,604	20,108	21,717	22,910	22,853	22,934	24,536
Total revenue	304,364	305,007	315,801	341,547	367,855	365,994	373,458	408,916

Costs and expenses:
Restaurant operating costs:
Cost of sales	93,091	86,630	88,689	95,345	97,487	96,837	101,886	117,680
Labor	85,831	88,929	89,740	95,802	105,334	107,432	111,897	119,569
Operating	41,105	41,212	44,668	47,353	49,038	50,017	52,364	58,164
Occupancy	16,126	16,865	17,276	18,127	18,969	19,283	19,796	20,883
Depreciation and amortization	20,143	21,084	21,587	22,164	22,832	23,746	24,776	27,100
General and administrative	21,297	23,601	24,664	26,620	28,156	30,223	27,784	31,875
Preopening	4,271	2,420	2,991	4,965	2,578	2,197	3,594	5,175
Loss on asset disposals and impairment	571	229	902	1,560	787	1,211	1,371	458
Total costs and expenses	282,435	280,970	290,517	311,936	325,181	330,946	343,468	380,904
Income from operations	21,929	24,037	25,284	29,611	42,674	35,048	29,990	28,012
Investment income (loss)	345	(84)	383	30	(127)	235	(236)	(189)
Earnings before income taxes	22,274	23,953	25,667	29,641	42,547	35,283	29,754	27,823
Income tax expense	5,895	7,464	7,796	8,826	14,231	11,580	8,001	7,540
Net earnings including noncontrolling interests	16,379	16,489	17,871	20,815	28,316	23,703	21,753	20,283
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(39)
Net earnings attributable to Buffalo Wild Wings	16,379	16,489	17,871	20,815	28,316	23,703	21,753	20,322

Earnings per common share – basic	0.87	0.88	0.95	1.11	1.50	1.25	1.15	1.07
Earnings per common share – diluted	0.87	0.88	0.95	1.10	1.49	1.25	1.14	1.07
Weighted average shares outstanding – basic	18,748	18,768	18,779	18,787	18,873	18,904	18,923	18,931
Weighted average shares outstanding – diluted	18,803	18,827	18,889	18,965	18,953	18,981	19,021	19,051

Results of Quarterly Operations (unaudited)

	Mar 31, 2013	Jun 30, 2013	Sep 29, 2013	Dec 29, 2013	Mar 30, 2014	Jun 29, 2014	Sep 28, 2014	Dec 28, 2014
Revenue:
Restaurant sales	93.4%	93.6%	93.6%	93.6%	93.8%	93.8%	93.9%	94.0%
Franchise royalties and fees	6.6	6.4	6.4	6.4	6.2	6.2	6.1	6.0
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	32.7	30.4	30.0	29.8	28.3	28.2	29.1	30.6
Labor	30.2	31.2	30.3	30.0	30.5	31.3	31.9	31.1
Operating	14.5	14.4	15.1	14.8	14.2	14.6	14.9	15.1
Occupancy	5.7	5.9	5.8	5.7	5.5	5.6	5.6	5.4
Depreciation and amortization	6.6	6.9	6.8	6.5	6.2	6.5	6.6	6.6
General and administrative	7.0	7.7	7.8	7.8	7.7	8.3	7.4	7.8
Preopening	1.4	0.8	0.9	1.5	0.7	0.6	1.0	1.3
Loss on asset disposals and impairment	0.2	0.1	0.3	0.5	0.2	0.3	0.4	0.1
Total costs and expenses	92.8	92.1	92.0	91.3	88.4	90.4	92.0	93.1
Income from operations	7.2	7.9	8.0	8.7	11.6	9.6	8.0	6.9
Investment income (loss)	0.1	—	0.1	—	—	0.1	(0.1)	—
Earnings before income taxes	7.3	7.9	8.1	8.7	11.6	9.6	8.0	6.8
Income tax expense	1.9	2.4	2.5	2.6	3.9	3.2	2.1	1.8
Net earnings including noncontrolling interests	5.4	5.4	5.7	6.1	7.7	6.5	5.8	5.0
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	—
Net earnings attributable to Buffalo Wild Wings	5.4%	5.4%	5.7%	6.1%	7.7%	6.5%	5.8%	5.0%

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

Financial Instruments

Financial instruments that potentially subject us to concentrations of credit risk consist principally of municipal securities and commercial paper. We do not believe there is a significant risk of non-performance by these municipalities because of our investment policy restrictions as to acceptable investment vehicles.

Inflation

The primary inflationary factors affecting our operations are food, labor, restaurant operating and building costs. Substantial increases in these costs in any country that we operate in could impact operating results to the extent that such increases cannot be passed along through higher menu prices. A large number of our restaurant personnel are paid at rates based on the applicable federal and state minimum wages, and increases in the minimum wage rates and tip-credit wage rates could directly affect our labor costs. Many of our leases require us to pay taxes, maintenance, repairs, insurance and utilities, all of which are generally subject to inflationary increases.

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product and supply risks. We negotiate directly with independent suppliers for our supply of food and other products. Domestically, we have a distribution contract with McLane Company, Inc. that covers food, paper, and non-food products. We completed the transition to McLane during the second quarter of 2013. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. The price we pay for chicken wings is determined based on the average of the previous month’s wing market plus mark-up for processing and distribution. Chicken wings accounted for approximately 23%, 25%, and 27% of our cost of sales in 2014, 2013, and 2012, respectively, with an annual average price per pound of $1.55, $1.76, and $1.97, respectively. A 10% increase in the chicken wing costs for 2014 would have increased restaurant cost of sales by approximately $9.5 million for fiscal 2014. Additional information related to chicken wing prices and our approaches to managing the volatility thereof is included in Item 7 under “Results of Operations.”

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For supplemental information regarding quarterly results of operations, refer to Item 7, “Results of Quarterly Operations.”

BUFFALO WILD WINGS, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Buffalo Wild Wings, Inc.:

We have audited the accompanying consolidated balance sheets of Buffalo Wild Wings, Inc. and subsidiaries as of December 28, 2014 and December 29, 2013, and the related consolidated statements of earnings, comprehensive income, total equity, and cash flows for each of the fiscal years in the three year period ended December 28, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buffalo Wild Wings, Inc. and subsidiaries as of December 28, 2014 and December 29, 2013, and the results of their operations and their cash flows for each of the fiscal years in the three year period ended December 28, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Buffalo Wild Wings, Inc.’s internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 20, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

Minneapolis, Minnesota
February 20, 2015

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 28, 2014 and December 29, 2013
(Dollar amounts in thousands)

	December 28, 2014	December 29, 2013
Assets
Current assets:
Cash and cash equivalents	$93,329	57,502
Marketable securities	19,547	7,584
Accounts receivable, net of allowance of $25	28,322	21,845
Inventory	11,893	9,492
Prepaid expenses	4,215	4,509
Refundable income taxes	9,779	4,329
Deferred income taxes	15,807	9,287
Restricted assets	81,037	68,208
Total current assets	263,929	182,756

Property and equipment, net	494,401	440,538
Reacquired franchise rights, net	37,631	33,403
Other assets	19,399	16,498
Goodwill	38,106	32,533
Total assets	$853,466	705,728

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$2,099	1,818
Accounts payable	37,241	31,806
Accrued compensation and benefits	59,161	52,049
Accrued expenses	16,573	13,784
Current portion of deferred lease credits	743	—
System-wide payables	79,668	67,017
Total current liabilities	195,485	166,474

Long-term liabilities:
Other liabilities	6,388	1,913
Deferred income taxes	39,815	37,822
Deferred lease credits	37,479	33,711
Total liabilities	279,167	239,920

Commitments and contingencies (notes 7 and 16)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 18,937,131 and 18,803,663, respectively	148,114	133,203
Retained earnings	427,695	333,601
Accumulated other comprehensive loss	(2,096)	(996)
Total stockholders' equity	573,713	465,808
Noncontrolling interest	586	—
Total equity	574,299	465,808
Total liabilities and equity	$853,466	705,728

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Fiscal years ended December 28, 2014, December 29, 2013, and December 30, 2012
(Amounts in thousands except per share data)

	Fiscal years ended
	December 28, 2014	December 29, 2013	December 30, 2012
Revenue:
Restaurant sales	$1,422,990	1,185,351	963,963
Franchise royalties and fees	93,233	81,368	76,567
Total revenue	1,516,223	1,266,719	1,040,530

Costs and expenses:
Restaurant operating costs:
Cost of sales	413,890	363,755	303,653
Labor	444,232	360,302	289,167
Operating	209,583	174,338	141,417
Occupancy	78,931	68,394	54,147
Depreciation and amortization	98,454	84,978	67,462
General and administrative	118,038	96,182	84,149
Preopening	13,544	14,647	14,630
Loss on asset disposals and impairment	3,827	3,262	3,291
Total costs and expenses	1,380,499	1,165,858	957,916

Income from operations	135,724	100,861	82,614
Investment income (loss)	(317)	674	754
Earnings before income taxes	135,407	101,535	83,368
Income tax expense	41,352	29,981	26,093
Net earnings including noncontrolling interests	94,055	71,554	57,275
Net loss attributable to noncontrolling interests	(39)	—	—
Net earnings attributable to Buffalo Wild Wings	$94,094	71,554	57,275

Earnings per common share – basic	$4.98	3.81	3.08
Earnings per common share – diluted	$4.95	3.79	3.06
Weighted average shares outstanding – basic	18,908	18,770	18,582
Weighted average shares outstanding – diluted	19,002	18,872	18,705

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net earnings including noncontrolling interests	$94,055	71,554	57,275
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(1,100)	(871)	170
Other comprehensive income (loss), net of tax	(1,100)	(871)	170
Comprehensive income including noncontrolling interest	92,955	70,683	57,445
Comprehensive income attributable to the noncontrolling interest	(39)	—	—
Comprehensive income attributable to Buffalo Wild Wings	$92,994	70,683	57,445

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TOTAL EQUITY
Fiscal years ended December 28, 2014, December 29, 2013, and December 30, 2012
(Dollar amounts in thousands)

	Buffalo Wild Wings Stockholders' Equity
	Common Stock		Retained	Accumulated Other Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Earnings	(Loss) Income	Equity	Interest	Total
Balance at December 25, 2011	18,377,920	$113,509	204,772	(295)	317,986	—	$317,986

Net earnings	—	—	57,275	—	57,275	—	57,275
Other comprehensive loss	—	—	—	170	170	—	170
Shares issued under employee stock purchase plan	26,742	1,550	—	—	1,550	—	1,550
Shares issued from restricted stock units	275,935	—	—	—	—	—	—
Units effectively repurchased for required employee withholding taxes	(96,135)	(7,112)	—	—	(7,112)	—	(7,112)
Exercise of stock options	38,908	1,233	—	—	1,233	—	1,233
Excess tax benefit from stock issued	—	4,151	—	—	4,151	—	4,151
Stock-based compensation	—	8,119	—	—	8,119	—	8,119
Balance at December 30, 2012	18,623,370	121,450	262,047	(125)	383,372	—	383,372

Net earnings	—	—	71,554	—	71,554	—	71,554
Other comprehensive loss	—	—	—	(871)	(871)	—	(871)
Shares issued under employee stock purchase plan	26,612	1,839	—	—	1,839	—	1,839
Shares issued from restricted stock units	177,041	—	—	—	—	—	—
Units effectively repurchased for required employee withholding taxes	(61,312)	(7,728)	—	—	(7,728)	—	(7,728)
Exercise of stock options	37,952	675	—	—	675	—	675
Excess tax benefit from stock issued	—	5,471	—	—	5,471	—	5,471
Stock-based compensation	—	11,496	—	—	11,496	—	11,496
Balance at December 29, 2013	18,803,663	133,203	333,601	(996)	465,808	—	465,808

Net earnings	—		94,094	—	94,094	(39)	94,055
Other comprehensive loss	—		—	(1,100)	(1,100)	—	(1,100)
Shares issued under employee stock purchase plan	17,040	2,081	—	—	2,081	—	2,081
Shares issued from restricted stock units	144,001		—	—	—	—	—
Units effectively repurchased for required employee withholding taxes	(55,538)	(4,874)	—	—	(4,874)	—	(4,874)
Exercise of stock options	27,965	951	—	—	951	—	951
Excess tax benefit from stock issued	—	2,500	—	—	2,500	—	2,500
Stock-based compensation	—	14,253	—	—	14,253	—	14,253
Noncontrolling interest resulting from acquisition					—	625	625
Balance at December 28, 2014	18,937,131	$148,114	427,695	(2,096)	573,713	586	$574,299

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal years ended December 28, 2014, December 29, 2013, and December 30, 2012
(Dollar amounts in thousands)

	Fiscal years ended
	December 28, 2014	December 29, 2013	December 30, 2012
Cash flows from operating activities:
Net earnings including noncontrolling interest	$94,055	71,554	57,275
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	93,773	79,881	64,154
Amortization	4,681	5,097	3,308
Loss on asset disposals and impairment	3,827	3,253	2,883
Deferred lease credits	4,331	5,247	4,322
Deferred income taxes	(3,946)	(2,209)	(835)
Stock-based compensation	14,253	11,496	8,119
Excess tax benefit from stock issuance	(2,500)	(5,471)	(4,151)
Change in operating assets and liabilities, net of effect of acquisitions:
Trading securities	(972)	(1,287)	(992)
Accounts receivable	(3,443)	(2,012)	(11,797)
Inventory	(2,178)	(1,581)	(1,088)
Prepaid expenses	383	(647)	(46)
Other assets	(139)	(1,218)	(2,071)
Unearned franchise fees	191	55	(89)
Accounts payable	5,343	(1,467)	3,172
Income taxes	(2,948)	5,264	7,590
Accrued expenses	13,155	13,405	15,434
Net cash provided by operating activities	217,866	179,360	145,188

Cash flows from investing activities:
Acquisition of property and equipment	(137,466)	(138,735)	(130,542)
Acquisition of businesses/investments in affiliates	(30,572)	(10,288)	(43,580)
Purchase of marketable securities	(22,991)	—	(132,140)
Proceeds of marketable securities	12,000	3,282	163,509
Net cash used in investing activities	(179,029)	(145,741)	(142,753)

Cash flows from financing activities:
Proceeds from line of credit	—	5,000	—
Repayments of line of credit	—	(5,000)	—
Issuance of common stock	3,032	2,514	2,783
Excess tax benefit from stock issuance	2,500	5,471	4,151
Tax payments for restricted stock units	(7,474)	(4,946)	(8,522)
Net cash provided by (used in) financing activities	(1,942)	3,039	(1,588)
Effect of exchange rate changes on cash and cash equivalents	(1,068)	(496)	(37)
Net increase in cash and cash equivalents	35,827	36,162	810
Cash and cash equivalents at beginning of year	57,502	21,340	20,530
Cash and cash equivalents at end of year	$93,329	57,502	21,340

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 28, 2014 and December 29, 2013
(Dollar amounts in thousands, except per-share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies

(a)	Nature of Business

References in these financial statement footnotes to “company”, “we”, “us”, and “our” refer to the business of Buffalo Wild Wings, Inc. and our subsidiaries. We operate Buffalo Wild Wings® and Emerging Brands (PizzaRev®, and Rusty Taco®) restaurants, as well as selling Buffalo Wild Wings and Rusty Taco restaurant franchises. In exchange for the initial and continuing franchise fees received, we give franchisees the right to use the brand names. We operate as a single segment for reporting purposes.

At December 28, 2014, December 29, 2013, and December 30, 2012, we operated 491, 434, and 381 company-owned restaurants, respectively, and had 591, 559, and 510 franchised restaurants, respectively.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of Buffalo Wild Wings, Inc. and its wholly and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include, but are not limited to, estimates for valuation of long-lived assets and store-closing reserves, goodwill, self-insurance liability, and stock-based compensation. Actual results could differ from those estimates.

(d)	Fiscal Year

We utilize a 52- or 53-week accounting period that ends on the last Sunday in December. Each of the fiscal years ended December 28, 2014 and December 29, 2013 were comprised of 52 weeks. The fiscal year ended December 30, 2012 was a 53-week year. The 53rd week of fiscal 2012 contributed $22,316 in restaurant sales and $1,536 in franchise royalties and fees.

(e)	Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

(f)	Marketable Securities

Marketable securities consist of available-for-sale securities and trading securities that are carried at fair value.

Available-for-sale securities are classified as current assets based upon our intent and ability to use any and all of the securities as necessary to satisfy the operational requirements of our business. Realized gains and losses from the sale of available-for-sale securities were not material for fiscal 2014, 2013, and 2012. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary.

Trading securities are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings as investment income. We have funded a deferred compensation plan using trading assets in a marketable equity portfolio. This portfolio is held to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. These deferred compensation liabilities were $8,360 and $7,409 as of December 28, 2014 and December 29, 2013, respectively, and are included in accrued compensation and benefits in the accompanying consolidated balance sheets.

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

We purchase products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors but the terms of the contracts and nature of the products are such that purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is chicken wings. The price we pay for chicken wings is determined based on the average of the previous month’s spot rates. For fiscal 2014, 2013, and 2012, chicken wings were 23%, 25%, and 27%, respectively, of cost of sales.

(i)	Property and Equipment

Property and equipment are recorded at cost. Leasehold improvements, which include the cost of improvements funded by landlord incentives or allowances, are amortized using the straight-line method over the lesser of the term of the lease, without consideration of renewal options, or the estimated useful lives of the assets, which typically range from five to ten years. Leasehold improvements related to remodels are depreciated using the straight-line method over the estimated useful life, which is typically five years. Buildings are depreciated using the straight-line method over the estimated useful life, which ranges from 10 to 20 years. Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to eight years. Maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the respective accounts and the related gains or losses are credited or charged to earnings.

We review property and equipment, along with other long-lived assets, quarterly to determine if triggering events have occurred which would require a test to determine if the carrying value of these assets may not be recoverable based on estimated future undiscounted cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is the individual restaurant level. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined by estimated discounted future cash flows.

(j)	Goodwill, Reacquired Franchise Rights, and Other Assets

Goodwill represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is subject to an annual impairment analysis. We identify potential impairments of goodwill by comparing the fair value of the reporting unit to its carrying amount, which includes goodwill and other intangible assets. The fair value of the reporting unit is calculated using a market approach. If the fair value of the reporting unit exceeds the carrying amount, the assets are not impaired. If the carrying amount exceeds the fair value, this is an indication that impairment may exist. We calculate the amount of the impairment by comparing the fair value of the assets and liabilities to the fair value of the reporting unit. The fair value of the reporting unit in excess of the value of the assets and liabilities is the implied fair value of the goodwill. If this amount is less than the carrying amount of goodwill, impairment is recognized for the difference. All goodwill was considered recoverable as of December 28, 2014.

Reacquired franchise rights are amortized over the life of the related franchise agreement. We evaluate reacquired franchise rights in conjunction with our impairment evaluation of long-lived assets.

Other assets consist primarily of liquor licenses and investments in affiliates. Liquor licenses are either amortized over their renewal period or, if transferable, are carried at the lower of fair value or cost. We identify potential impairments for transferable liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the fair value of the asset is less than the carrying amount, an impairment is recorded. The carrying amount of the transferable liquor licenses not subject to amortization as of December 28, 2014 and December 29, 2013 was $5,911 and $4,834, respectively, and is included in other assets in the accompanying consolidated balance sheets.

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

An asset retirement obligation associated with the retirement of a tangible long-lived asset is recognized as a liability in the period incurred or when it becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. We must recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. Conditional asset retirement obligations are legal obligations to perform asset retirement activities when the timing and/or method of settlement are conditional on a future event or may not be within our control. Asset retirement costs are depreciated over the useful life of the related asset. As of December 28, 2014 and December 29, 2013, we had asset retirement obligations of $525 and $443, respectively.

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

Franchise agreements have terms ranging from 10 to 20 years. These agreements also convey multiple extension terms of five or ten years, depending on contract terms if certain conditions are met. We provide the use of the Buffalo Wild Wings and Rusty Taco trademarks, system, training, preopening assistance, and restaurant operating assistance in exchange for area development fees, franchise fees, and royalties of 5% of a restaurant’s sales.

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

We enter into franchise agreements with unrelated third parties to build and operate restaurants using the Buffalo Wild Wings brand within a defined geographical area. We believe that franchising is an effective and efficient means to expand the Buffalo Wild Wings brand. The franchisee is required to operate its restaurants in compliance with its franchise agreement that includes adherence to operating and quality control procedures established by us. We do not provide loans, leases, or guarantees to the franchisee or the franchisee’s employees and vendors. If a franchisee becomes financially distressed, we do not provide financial assistance. If financial distress leads to a franchisee’s noncompliance with the franchise agreement and we elect to terminate the franchise agreement, we have the right but not the obligation to acquire the assets of the franchisee at fair value as determined by an independent appraiser. We have financial exposure for the collection of the royalty payments. Franchisees generally remit royalty payments weekly for the prior week’s sales, which substantially minimizes our financial exposure. Historically, we have experienced insignificant write-offs of franchisee royalties. Franchise and area development fees are paid upon the signing of the related agreements. We also enter into franchise agreements with unrelated third parties to build and operate restaurants using the RustyTaco brand.

(p)	Advertising Costs

Contributions from franchisees related to the national advertising fund constitute agency transactions and are not recognized as revenues and expenses. Related advertising obligations are accrued and the costs expensed at the same time the related contributions are recognized. These advertising fees are recorded as a liability against which specific costs are charged.

Contributions to the national advertising fund related to company-owned restaurants are expensed as contributed and local advertising costs for company-owned restaurants are expensed as incurred. These costs totaled $52,780, $44,025, and $35,080, in fiscal years 2014, 2013, and 2012, respectively.

(q)	Preopening Costs

Costs associated with the opening of new company-owned restaurants are expensed as incurred.

(r)	Payments Received from Vendors

Vendor allowances include allowances and other funds received from vendors. Certain of these funds are determined based on various quantitative contract terms. We also receive vendor allowances from certain manufacturers and distributors calculated based upon purchases made by franchisees. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction of the related expense. Amounts that represent a reduction of inventory purchase costs are recorded as a reduction of inventoriable costs. We record an estimate of earned vendor allowances that are calculated based upon monthly purchases. We generally receive payment from vendors approximately 30 days from the end of a month for that month’s purchases. During fiscal 2014, 2013, and 2012, vendor allowances were recorded as a reduction in inventoriable costs, and cost of sales was reduced by $11,186, $8,548, and $8,731, respectively.

(s)	Restricted Assets and System-wide Payables

We have a system-wide marketing and advertising fund for Buffalo Wild Wings. Company-owned and franchised restaurants are required to remit a designated portion of restaurant sales to a national advertising fund that is used for marketing and advertising efforts throughout the system. Generally, that amount was 3% of restaurant sales in all years presented. Certain payments received from various vendors are also deposited into the national advertising fund. These funds are used for development and implementation of brand initiatives and programs. As of December 28, 2014 and December 29, 2013, the national advertising fund liability was $12,455 and $15,579, respectively.

We have a system-wide gift card fund which consists of a cash balance, which is restricted to funding of future gift card redemptions and gift card related costs as well as receivables from retail gift card partners, and a corresponding liability for those outstanding gift cards which we believe will be redeemed in the future. As of December 28, 2014 and December 29, 2013, the gift card liability was $67,213 and $51,439, respectively. Recognized gift card breakage is transferred to the national advertising fund.

We account for the assets and liabilities of these funds as “restricted assets” and “system-wide payables” on our accompanying consolidated balance sheets.

(t)	Earnings Per Common Share

Basic earnings per common share excludes dilution and is computed by dividing the net earnings attributable to Buffalo Wild Wings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include dilutive common stock equivalents consisting of stock options determined by the treasury stock method. Restricted stock units are contingently issuable shares subject to vesting based on performance criteria. Vesting typically occurs in the fourth quarter of the year when income targets have been met. Upon vesting, the shares to be issued are included in the diluted earnings per share calculation as of the beginning of the period in which the vesting conditions are satisfied. Restricted stock units included in diluted earnings per share are net of the required minimum employee withholding taxes.

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

Total stock-based compensation expense recognized in the consolidated statement of earnings for fiscal year 2014 was $14,253 before income taxes and consisted of restricted stock units, stock options, ESPP, and stock appreciation rights expense of $12,474, $1,054, $705, and $20 respectively. The related total tax benefit recognized in 2014 was $4,917.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the following assumptions:

	Stock Options
	December 28, 2014	December 29, 2013	December 30, 2012
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	35.7%	48.5%	53.6%
Risk-free interest rate	1.7%	0.8%	1.1%
Expected life of options	5	5	5

	Employee Stock Purchase Plan
	December 28, 2014			December 29, 2013			December 30, 2012
Expected dividend yield		0.0%			0.0%			0.0%
Expected stock price volatility	45.5	—	45.9%	46.4	—	47.2%	48.1	—	48.7%
Risk-free interest rate		0.05%			0.08%			0.15%
Expected life of options		0.5			0.5			0.5

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

(2) Fair Value Measurements

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets;

•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 28, 2014:

	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$62,510	3,000	—	65,510
Marketable Securities	8,551	10,996	—	19,547
Restricted Assets	3,028	—	—	3,028

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 29, 2013:

	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$33,587	—	—	33,587
Marketable Securities	7,584	—	—	7,584
Restricted Assets	5,823	—	—	5,823

Our cash equivalents are comprised of money market funds and commercial paper which are valued using the Level 1 and Level 2 approach, respectively. Our marketable securities were classified as trading securities and available-for-sale securities. Our trading securities are comprised of investments held for future needs of our non-qualified deferred compensation plan and were reported at fair market value, using the “market approach” valuation technique. The “market approach” valuation method uses prices and other relevant information observable in market transactions involving identical or comparable assets and is a Level 1 approach. Our available-for-sale securities are comprised of commercial paper and other highly liquid assets and are valued using a Level 2 approach. Our restricted assets include money market mutual funds and are valued using the Level 1 approach.

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the fiscal years ended December 28, 2014 and December 29, 2013.

Our financial assets and liabilities requiring a fair-value measurement on a non-recurring basis were not significant as of December 28, 2014 or December 29, 2013.

Assets and liabilities that are measured at fair value on a recurring basis

At December 28, 2014, we did not have any significant nonfinancial assets or liabilities that required a fair-value measurement on a recurring basis.

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

During 2014 and 2013, we recorded an impairment charge of $1,661 and $1,118, respectively, for the assets underperforming restaurants.

Financial assets and liabilities not measured at fair value

Certain of our financial assets and liabilities are recorded at their carrying amounts which approximate fair value, based on their short-term nature or variable interest rate. These financial assets and liabilities include cash, accounts receivable, accounts payable, and other current assets and liabilities.

(3) Marketable Securities

Marketable securities consisted of the following:

	December 28, 2014	December 29, 2013
Available-for-sale
Municipal securities	$10,996	—
Trading
Mutual funds	8,551	7,584
Total	$19,547	7,584

Purchases of available-for-sale securities totaled $22,991 and sales totaled $12,000 in 2014. All available-for-sale securities mature within one year.

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

Trading securities represent investments held for future needs of our non-qualified deferred compensation plan.

(4) Property and Equipment

Property and equipment consisted of the following:

	December 28, 2014	December 29, 2013
Construction in process	$12,391	18,792
Buildings	80,811	72,939
Furniture, fixtures, and equipment	301,568	254,484
Leasehold improvements	461,155	380,155
Property and equipment, gross	855,925	726,370
Less accumulated depreciation	(361,524)	(285,832)
Property and equipment, net	$494,401	440,538

(5) Goodwill and Other Intangible Assets

Goodwill is summarized below:

	December 28, 2014	December 29, 2013
Beginning of year	$32,533	32,365
Additions	5,573	160
Adjustments	—	8
End of year	$38,106	32,533

Goodwill is not subject to amortization but nearly all is deductible for tax purposes.

Reacquired franchise rights consisted of the following:

	December 28, 2014	December 29, 2013
Reacquired franchise rights	$53,030	44,150
Accumulated amortization	(15,399)	(10,747)
Reacquired franchise rights, net	$37,631	33,403

Amortization expense related to reacquired franchise rights for fiscal 2014, 2013, and 2012 was $4,652, $5,097, and $3,308, respectively. The weighted average amortization period is 13 years. Estimated future amortization expense as of December 28, 2014 was as follows:

Fiscal year ending:
2015	$4,542
2016	4,154
2017	3,825
2018	3,606
2019	3,225
Thereafter	18,279
Total future amortization expense	$37,631

(6) Investments in Affiliates

During 2013, we acquired a minority equity investment in Pie Squared Holdings, LLC, a California-based restaurant concept, as well as licensing rights for $6,000. We made an additional $3,000 investment during 2014. As of December 28, 2014, Pie Squared Holdings operated 13 and franchised 6 PizzaRev fast casual pizza restaurants, including 2 restaurants operated by us. As soon as 2017, we have the option to purchase a majority interest in Pie Squared Holdings, LLC, at the determined fair market value. We also have the right to open company-owned locations in certain states. Investments in affiliates is included in other assets in our Consolidated Balance Sheets.

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

Future minimum rental payments due under noncancelable operating leases for existing restaurants and commitments for restaurants under development as of December 28, 2014 were as follows:

	Operating leases	Restaurants under development
Fiscal year ending:
2015	$67,355	2,053
2016	65,869	4,051
2017	62,990	4,061
2018	58,436	4,084
2019	52,580	4,102
Thereafter	305,034	41,784
Total future minimum lease payments	$612,264	60,135

In 2014, 2013, and 2012, we rented office space under operating leases which, in addition to the minimum lease payments, require payment of a proportionate share of the real estate taxes and building operating expenses. We also rent restaurant space under operating leases, some of which, in addition to the minimum lease payments and proportionate share of real estate and operating expenses, require payment of percentage rents based upon sales levels. Rent expense, excluding our proportionate share of real estate taxes and building operating expenses, was as follows:

	Fiscal Years Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Minimum rents	$61,286	53,651	43,780
Percentage rents	1,019	715	608
Total	$62,305	54,366	44,388
Equipment and auto leases	$1,194	1,000	479

(8) Revolving Credit Facility

We have a $100,000 unsecured revolving credit facility. A loan under the facility shall bear interest at a rate per annum equal to, at our election, either (i) LIBOR for an interest period of one month, reset daily, plus 0.875%, if our consolidated total leverage ratio is less than or equal to 0.50, or plus 1.125% if our total leverage ratio is greater than or equal to 0.51, or (ii) LIBOR for an interest period of one, two, three, six, or twelve months, reset at the end of the selected interest period, plus 0.875%, if our consolidated total leverage ratio is less than or equal to 0.50, or plus 1.125% if our consolidated total leverage ratio is greater than or equal to 0.51. As of December 28, 2014, we had no outstanding balance on the facility.

There is a commitment fee on the average unused portion of the facility at a rate per annum equal to 0.15% if our consolidated total leverage ratio is less than or equal to 0.50, or 0.20% if our consolidated total leverage ratio is greater than or equal to 0.51.

The Credit Agreement requires us to maintain (a) consolidated coverage ratio as of the end of each fiscal quarter at no less than 2.50 to 1.00, (b) consolidated total leverage ratio as of the end of each fiscal quarter at no more than 2.00 to 1.00, and (c) minimum EBITDA during any consecutive four-quarter period at no less than $100,000. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict the right of the Company and its subsidiaries to merge, to lease, sell, or otherwise dispose of assets, to make investments and to grant liens on their assets. As of December 28, 2014, we were in compliance with all of these covenants.

(9) Income Taxes

The components of earnings (loss) before taxes were as follows:

	Fiscal Years Ended
	December 28, 2014	December 29, 2013	December 30, 2012
United States	$142,352	111,011	89,430
Foreign	(6,945)	(9,476)	(6,062)
Total earnings before taxes	$135,407	101,535	83,368

The provision for income taxes consisted of the following:

	Fiscal Years Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Current:
Federal	$37,168	26,598	22,642
State	8,036	5,592	4,285
Deferred:
Federal	799	728	1,286
State	(3,294)	(737)	(525)
Foreign	(1,357)	(2,200)	(1,595)
Total income tax expense	$41,352	29,981	26,093

The following is a reconciliation of the expected federal income taxes (benefits) at the statutory rate of 35% to the actual provision for income taxes:

	Fiscal Years Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Expected federal income tax expense	$47,392	35,537	29,179
State income tax expense, net of federal effect	4,399	3,145	2,433
General business credits	(9,418)	(8,097)	(6,006)
Other, net	(1,021)	(604)	487
Total income tax expense	$41,352	29,981	26,093

Deferred tax assets and liabilities are classified as current and noncurrent on the basis of the classification of the related asset or liability for financial reporting. Deferred income taxes are provided for temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes. Some historical deferred tax asset and liability amounts for insurance reserves and prepaid expenses were reclassified from other deferred assets in this footnote to match current year presentation. Temporary differences comprising the net deferred tax assets and liabilities on the accompanying consolidated balance sheets are as follows:

	December 28, 2014	December 29, 2013
Deferred tax assets:
Unearned revenue	$3,101	1,201
Accrued compensation and benefits	4,805	4,181
Deferred lease credits	14,524	11,633
Stock-based compensation	5,010	3,020
Advertising costs	1,806	1,061
Insurance reserves	3,696	2,778
Foreign NOL/Other	6,028	4,670
Other	5,523	2,357
Total	$44,493	30,901

Deferred tax liabilities:
Depreciation	$55,177	50,974
Goodwill and other amortization	2,089	1,391
Prepaid expenses	2,120	2,401
Accrued bonus	3,087	—
Future taxes on foreign earnings	6,028	4,670
Total	$68,501	59,436

Net deferred tax liability	$24,008	$28,535

A valuation allowance is established when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Since we believe sufficient future taxable income will be generated to utilize the benefits of the deferred tax assets, a valuation allowance has not been recognized. Our foreign net operating losses, foreign tax credits, and state tax credits begin expiring in 2030, 2023, and 2024, respectively.

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Fiscal Years Ended
	December 28, 2014	December 29, 2013
Beginning of year	$825	$782
Additions based on tax positions related to the current year	229	206
Reductions based on tax positions related to prior years	(30)	(1)
Reductions based on settlements with tax authorities	(187)	—
Reductions based on expiration of statute of limitations	(239)	(162)
End of year	$598	$825

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal 2014, 2013, and 2012, interest and penalties of $(25), $2, and ($5), respectively, were included in income tax expense. As of December 28, 2014, and December 29, 2013, interest and penalties related to unrecognized tax benefits totaled $30 and $71, respectively. Included in the balance at December 28, 2014, December 29, 2013, and December 30, 2012, are unrecognized tax benefits of $389, $545, and $509, respectively, which if recognized, would affect the annual effective tax rate. The difference between these amounts and the amount reflected in the reconciliation above relates to the deferred U.S. federal income tax benefit on unrecognized tax benefits related to U.S. state income taxes.

The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, Canada, Netherlands, and all states in the U.S. that have an income tax. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before fiscal 2012, state and local income tax examinations by tax authorities for fiscal years before 2011, and non-U.S. income tax examinations by tax authorities for fiscal years before 2010.

We regularly assess and reevaluate tax uncertainties by considering changes in current tax law, recent court decisions, and changes in the business. We do not anticipate total unrecognized tax benefits will significantly change due to settlement of audits and the expiration of statutes of limitations prior to December 27, 2015.

(10) Stockholders’ Equity

(a)	Stock Options

We have 5.4 million shares of common stock reserved for issuance under the Equity Incentive Plan (Plan) for our employees, officers, and directors. The exercise price for stock options issued under the Plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven to ten years. Nonqualified stock options issued pursuant to the Plan have varying vesting periods from immediately to four years and have a contractual life of seven to ten years. Incentive stock options may be granted under this plan until March 12, 2022. We issue new shares of common stock upon exercise of stock options. Option activity is summarized for the year ended December 28, 2014 as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding, December 29, 2013	163,609	$60.67	3.9	$13,974

Granted	25,035	147.52
Exercised	(27,965)	33.99
Cancelled	(1,800)	74.33
Outstanding, December 28, 2014	158,879	$78.90	3.7	$16,553
Exercisable, December 28, 2014	114,927	65.41	3.1	13,523

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $183.08 as of the last business day of the year ended December 28, 2014, which would have been received by the optionees had all options been exercised on that date. As of December 28, 2014, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,742, which is expected to be recognized over a weighted average period of approximately 2.3 years. During 2014, 2013, and 2012, the total intrinsic value of stock options exercised was $3,029, $2,159, and $2,887, respectively. During 2014, 2013, and 2012, the total fair value of options vested was $1,138, $1,028, and $852, respectively. During 2014, 2013, and 2012, the weighted average grant date fair value of options granted was $50.23, $37.09, and $43.97, respectively.

The following table summarizes our stock options outstanding at December 28, 2014:

			Options outstanding			Options exercisable
Range			Shares	Average remaining contractual life (years)	Weighted average exercise price	Shares	Weighted average exercise price
$17.41	—	30.87	11,471	1.0	$30.64	11,471	$30.64
31.00	—	48.35	34,444	1.8	44.14	34,444	44.14
53.75	—	87.53	63,724	4.2	73.51	44,873	67.62
94.42	—	147.52	49,240	5.0	121.42	24,139	108.19
			158,879			114,927

The Plan has 1,213,106 shares available for grant as of December 28, 2014.

(b)	Restricted Stock Units

Restricted stock units are granted annually under the Plan at the discretion of the Compensation Committee of the Board of Directors.

In 2014, 2013, and 2012, we granted restricted stock units subject to three-year cliff vesting and a cumulative three-year earnings target. The number of units which vest at the end of the three-year period is based on performance against the target. These restricted stock units are subject to forfeiture if they have not vested at the end of the three-year period. Stock-based compensation is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date through the end of the performance period.

For each grant, restricted stock units meeting the performance criteria will vest as of the end of our fiscal year. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required minimum employee withholding taxes. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for fiscal 2014 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 29, 2013	279,120	$88.57

Granted	107,175	147.46
Vested	(78,695)	96.35
Cancelled	(41,611)	96.06
Outstanding, December 28, 2014	265,989	$108.82

As of December 28, 2014, the stock-based compensation expense related to nonvested awards not yet recognized was $14,953, which is expected to be recognized over a weighted average period of 1.7 years. During fiscal years 2014 and 2013 the total grant date fair value of shares vested was $7,582 and $8,132, respectively. The weighted average grant date fair value of restricted stock units granted during 2014, 2013, and 2012 was $147.46, $87.49, and $92.71, respectively. During 2014, 2013, and 2012, we recognized $12,474, $9,899, and $6,710 respectively, of stock-based compensation expense related to restricted stock units.

(c)	Employee Stock Purchase Plan

We have reserved 600,000 shares of common stock for issuance under the ESPP. The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During 2014, 2013, and 2012, we issued 17,040, 26,612, and 26,742 shares, respectively, of common stock. As of December 28, 2014, we had 204,268 shares available for future issuance under the ESPP.

(11) Earnings Per Common Share

The following is a reconciliation of basic and fully diluted earnings per common share for fiscal 2014, 2013, and 2012:

	Fiscal year ended December 28, 2014
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$94,094
Earnings per common share	94,094	18,907,801	$4.98
Effect of dilutive securities – stock options	—	74,519
Effect of dilutive securities – restricted stock units	—	19,211
Earnings per common share – assuming dilution	$94,094	19,001,531	$4.95

	Fiscal year ended December 29, 2013
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$71,554
Earnings per common share	71,554	18,770,317	$3.81
Effect of dilutive securities – stock options	—	67,933
Effect of dilutive securities – restricted stock units	—	33,915
Earnings per common share – assuming dilution	$71,554	18,872,165	$3.79

	Fiscal year ended December 30, 2012
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$57,275
Earnings per common share	57,275	18,582,205	$3.08
Effect of dilutive securities – stock options	—	79,693
Effect of dilutive securities – restricted stock units	—	42,764
Earnings per common share – assuming dilution	$57,275	18,704,662	$3.06

The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been anti-dilutive or were performance-granted shares for which the performance criteria had not yet been met:

	December 28, 2014	December 29, 2013	December 30, 2012
Stock options	25,035	63,744	20,484
Restricted stock units	246,778	279,120	282,093

(12) Supplemental Disclosures of Cash Flow Information

	Fiscal Years Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Cash paid during the period for:
Income taxes	$48,988	27,361	19,675
Noncash financing and investing transactions:
Property and equipment not yet paid for	(46)	(3,039)	3,138
Tax withholding for restricted stock units	4,600	7,200	4,418
Goodwill adjustment	—	8	7
Issuance of note payable for investment in subsidiary	2,375	—	—

(13) Loss on Asset Disposals and Impairment

In 2014, 2013, and 2012, we closed restaurants resulting in a charge to earnings for remaining lease obligations, utilities, and other related costs. These charges were recognized as a part of the loss on asset disposals and impairment on our accompanying consolidated statements of earnings.

The following is a rollforward of the store closing reserve:

	Fiscal Years Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Beginning reserve balance	$13	22	18
Store closing costs incurred	315	38	413
Costs paid	(300)	(47)	(409)
Ending reserve balance	$28	13	22

During 2014, we recorded an impairment charge for the assets of three underperforming restaurants. An impairment charge of $1,661 was recorded to the extent that the carrying amount of the assets was not considered recoverable based on estimated discounted future cash flows and the underlying fair value of the assets. There was an impairment charge of $1,118 in 2013 for two underperforming restaurants. There was no impairment during 2012.

The following is a summary of the loss on asset disposals and impairment charges recognized by us:

	Fiscal Years Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Store closing charges	$315	38	413
Long-lived asset impairment	1,661	1,118	—
Miscellaneous asset write-offs	1,851	2,106	2,878
Loss on asset disposals and impairment	$3,827	3,262	3,291

(14) Defined Contribution Plans

We have a defined contribution 401(k) plan whereby eligible employees may contribute pretax wages in accordance with the provisions of the plan. We match 100% of the first 3% and 50% of the next 2% of contributions made by eligible employees. Matching contributions of approximately $2,907, $1,710, and $1,660 were made by us during fiscal 2014, 2013, and 2012, respectively.

Under our Management Deferred Compensation Plan, our executive officers and certain other individuals are entitled to receive an amount equal to a percentage of their base salary ranging from 5.0% to 12.5% which is credited on a monthly basis to their deferred compensation account. Cash contributions of $610, $584, and $517 were made by us during 2014, 2013, and 2012, respectively. Such amounts are subject to certain vesting provisions, depending on length of employment and circumstances of employment termination. In addition, individuals may elect to defer a portion or all of their cash compensation.

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

(16) Contingencies

We have a limited guarantee of the borrowings of Pie Squared Pizza, LLC, a subsidiary of Pie Squared Holdings, LLC, in the amount of $575.

We are involved in various legal matters arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

(17) Acquisition of Businesses

During 2014, we acquired 13 Buffalo Wild Wings franchised restaurants through two acquisitions. During 2014, we also acquired a majority ownership in Rusty Taco, Inc, which operates two and franchises seven Rusty Taco restaurants. During 2013, we acquired 3 Buffalo Wild Wings franchised restaurants through one acquisition. The total purchase price in 2014 and 2013 was $30,497 and $4,297, respectively, and was primarily paid in cash funded by cash from operations and the sale of marketable securities as well as issuance of a note payable for $2,375, which matures in 2024. The acquisitions were accounted for as business combinations. The assets acquired and liabilities assumed were recorded based on their fair values at the time of the acquisitions as detailed below:

	Fiscal Years Ended
	December 28, 2014	December 29, 2013
Inventory, prepaids, and other assets	$403	$181
Equipment and leasehold improvements	15,928	2,826
Lease liabilities	570	—
Reacquired franchise rights	8,880	1,130
Goodwill	5,373	160
Liabilities	(657)	—
Total purchase price	$30,497	$4,297

The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill. The assessment of the valuation of acquired equipment and leasehold improvements during 2014 is preliminary; if new information is obtained about facts and circumstances that existed at the acquisition date, the acquisition accounting may be revised to reflect the resulting adjustments to current estimates of these items. The results of operations of these locations are included in our consolidated statement of earnings as of the date of acquisition.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 28, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (1992 Framework). Based on this assessment, our management concluded that, as of December 28, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles. Our independent registered public accounting firm, KPMG LLP, has issued an audit report on the effectiveness of our internal control over financial reporting.

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

We have audited Buffalo Wild Wing, Inc.’s internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Buffalo Wild Wings, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Buffalo Wild Wings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Buffalo Wild Wings, Inc. and subsidiaries as of December 28, 2014 and December 29, 2013, and the related consolidated statements of earnings, comprehensive income, total equity, and cash flows for each of the fiscal years in the three-year period ended December 28, 2014, and our report dated February 20, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Minneapolis, Minnesota
February 20, 2015

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is contained in Part I of this document under the heading “Executive Officers,” and the sections entitled “Election of Directors,” “Compliance with Section 16(a) of the Exchange Act,” and “Corporate Governance” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2015 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in the sections entitled “Executive Compensation” and “Compensation Discussion and Analysis” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2015 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to the security ownership of certain holders is contained in the sections entitled “Security Ownership of Officers and Directors,” “Security Ownership of Certain Beneficial Holders,” and “Equity Compensation Plan Information” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2015 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in the sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2015 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the section entitled “Independent Registered Public Accounting Firm” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2015 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements. The following consolidated financial statements of ours are filed with this report and can be found at Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm dated February 20, 2015

Consolidated Balance Sheets as of December 28, 2014 and December 29, 2013

Consolidated Statements of Earnings for the Fiscal Years Ended December 28, 2014, December 29, 2013, and December 30, 2012

Consolidated Statements of Comprehensive Income for the Fiscal Years Ended December 28, 2014, December 29, 2013, and December 30, 2012

Consolidated Statements of Total Equity for the Fiscal Years Ended December 28, 2014, December 29, 2013, and December 30, 2012

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 28, 2014, December 29, 2013, and December 30, 2012

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

Date: February 20, 2015	BUFFALO WILD WINGS, INC.

	By	/s/ SALLY J. SMITH
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

Name	Title	Date

/s/ SALLY J. SMITH	Chief Executive Officer, President and Director (principal executive officer)	2/20/2015
Sally J. Smith

/s/ MARY J. TWINEM	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	2/20/2015
Mary J. Twinem

/s/ DALE M. APPLEQUIST	Director	2/18/2015
Dale M. Applequist

/s/ JAMES M. DAMIAN	Director, Chairman of the Board	2/18/2015
James M. Damian

/s/ MICHAEL P. JOHNSON	Director	2/18/2015
Michael P. Johnson

/s/ WARREN E. MACK	Director	2/18/2015
Warren E. Mack

/s/ J. OLIVER MAGGARD	Director	2/18/2015
J. Oliver Maggard

/s/ JERRY R. ROSE	Director	2/18/2015
Jerry R. Rose

/s/ CINDY L. DAVIS	Director	2/18/2015
Cindy L. Davis

BUFFALO WILD WINGS, INC.
EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended:	Commission File No.
December 28, 2014	000-24743

Exhibit Number	Description

3.1	Restated Articles of Incorporation, as Amended (incorporated by reference to Exhibit 3.1 to our Form 10-Q for the fiscal quarter ended June 29, 2008)

3.2	Amended and Restated Bylaws, as Amended (incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed May 27, 2009)

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

10.3	Amended and Restated Cash Incentive Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement filed on March 22, 2012)(1)

10.4
Form of Notice of Performance-Based Restricted Stock Unit Award (Officer Level) as of March 1, 2009 (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended March 29, 2009)(1)

10.5	Form of Notice of Incentive Stock Option Award under the 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on February 22, 2008)(1)

10.6	2003 Equity Incentive Plan, as Amended and Restated on May 15, 2008 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 21, 2008)(1)

10.7	The Executive Nonqualified Excess Plan as of May 15, 2008 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed May 21, 2008)(1)

10.8	The Executive Nonqualified Excess Plan Adoption Agreement as of May 15, 2008 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed May 21, 2008)(1)

10.9	Employment Agreement dated September 16, 2008 with Sally J. Smith (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 22, 2008)(1)

10.10	Employment Agreement dated September 16, 2008 with Mary J. Twinem (incorporated by reference to Exhibit 10.2 to our Form 8-K filed September 22, 2008)(1)

10.11	Employment Agreement dated September16, 2008 with James M. Schmidt (incorporated by reference to Exhibit10.3 to our Form8-K filed September22, 2008)(1)

10.12	Employment Agreement dated September16, 2008 with Judith A. Shoulak (incorporated by reference to Exhibit10.4 to our Form8-K filed September22, 2008)(1)

10.13	Employment Agreement dated September16, 2008 with Kathleen M. Benning (incorporated by reference to Exhibit10.5 to our Form8-K filed September22, 2008)(1)

10.14	Employment Agreement dated September16, 2008 with Mounir N. Sawda (incorporated by reference to Exhibit10.8 to our Form10-Q for the fiscal quarter ended September28, 2008)(1)

10.15	Amendment No. 1 to 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 10, 2008)(1)

10.16	2012 Equity Incentive Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement filed March 22, 2012)(1)

10.17
Form of Notice of Performance-Based Restricted Stock Unit Award under the 2012 Equity Incentive Plan (Officer Level) (incorporated by reference to Exhibit 10.17 to our Form 10-K filed February 28, 2014)(1)

10.18	Form of Notice of Incentive Stock Option Award under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to our Form 10-K filed February 28, 2014)(1)

10.19	Employment Agreement dated May 11, 2012 with Lee R. Patterson (incorporated by reference to Exhibit 10.19 to our Form 10-K filed February 28, 2014)(1)

10.20	Employment Agreement dated May 11, 2012 with Andrew D. Block (incorporated by reference to Exhibit 10.20 to our Form 10-K filed February 28, 2014)(1)

10.21
Credit Agreement Dated as of February 2, 2013 with the lenders from time to time thereto and Wells Fargo Bank, National Association, as Administrative Agent and Issuing Lender (incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 12, 2013)

10.22
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

101*
The following financial statements from the Company’s 10-K for the fiscal year ended December 28, 2014, formatted in XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Earnings, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statements of Stockholder's Equity, (v) Consolidated Statement of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.

(1)	Management contract or compensatory arrangement required to be filed as an exhibit.