Form 10-Q
period 2015-03-29
BUFFALO WILD WINGS INC
filed 2015-05-05
CIK 1062449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2015

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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐   NO  ☒
The number of shares outstanding of the registrant’s common stock as of April 30, 2015: 18,995,283 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(unaudited)

	March 29, 2015	December 28, 2014
Assets
Current assets:
Cash and cash equivalents	$92,601	93,329
Marketable securities	21,017	19,547
Accounts receivable, net of allowance of $25	30,393	28,322
Inventory	11,550	11,893
Prepaid expenses	9,817	4,215
Refundable income taxes	—	9,779
Deferred income taxes	16,435	15,807
Restricted assets	55,439	81,037
Total current assets	237,252	263,929

Property and equipment, net	494,866	494,401
Reacquired franchise rights, net	41,777	37,631
Other assets	19,237	19,399
Goodwill	40,625	38,106
Total assets	$833,757	853,466

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$2,461	2,099
Accounts payable	33,850	37,241
Accrued compensation and benefits	39,190	59,161
Accrued expenses	13,236	16,573
Income tax payable	7,951	—
Current portion of deferred lease credits	499	743
System-wide payables	55,125	79,668
Total current liabilities	152,312	195,485

Long-term liabilities:
Other liabilities	6,420	6,388
Deferred income taxes	34,515	39,815
Deferred lease credits	38,106	37,479
Total liabilities	231,353	279,167

Commitments and contingencies (note 10)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 18,995,188 and 18,937,131, respectively	148,129	148,114
Retained earnings	456,758	427,695
Accumulated other comprehensive loss	(2,991)	(2,096)
Total stockholders’ equity	601,896	573,713
Noncontrolling interests	508	586
Total equity	602,404	574,299
Total liabilities and equity	$833,757	853,466

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands except per share data)
(unaudited)

	Three months ended
	March 29, 2015	March 30, 2014
Revenue:
Restaurant sales	$414,972	344,945
Franchise royalties and fees	25,614	22,910
Total revenue	440,586	367,855
Costs and expenses:
Restaurant operating costs:
Cost of sales	125,677	97,487
Labor	130,394	105,334
Operating	58,551	49,038
Occupancy	21,990	18,969
Depreciation and amortization	28,069	22,832
General and administrative	30,522	28,156
Preopening	1,270	2,578
Loss on asset disposals and impairment	605	787
Total costs and expenses	397,078	325,181
Income from operations	43,508	42,674
Investment income (loss)	(75)	(127)
Earnings before income taxes	43,433	42,547
Income tax expense	14,448	14,231
Net earnings including noncontrolling interests	28,985	28,316
Net loss attributable to noncontrolling interests	(78)	—
Net earnings attributable to Buffalo Wild Wings	$29,063	28,316
Earnings per common share – basic	$1.53	1.50
Earnings per common share – diluted	$1.52	1.49
Weighted average shares outstanding – basic	18,993	18,873
Weighted average shares outstanding – diluted	19,074	18,953

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net earnings including noncontrolling interests	$28,985	28,316
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(895)	(494)
Other comprehensive loss, net of tax	(895)	(494)
Comprehensive income including noncontrolling interests	28,090	27,822
Comprehensive income attributable to noncontrolling interests	(78)	—
Comprehensive income attributable to Buffalo Wild Wings	$28,168	27,822

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	Three months ended
	March 29, 2015	March 30, 2014
Cash flows from operating activities:
Net earnings including noncontrolling interests	$28,985	28,316
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	26,851	21,699
Amortization	1,218	1,133
Loss on asset disposals and impairment	605	787
Deferred lease credits	1,159	998
Deferred income taxes	(5,508)	(6,892)
Stock-based compensation	2,745	3,615
Excess tax benefit from stock issuance	(66)	(29)
Change in operating assets and liabilities, net of effect of acquisitions:
Trading securities	(328)	(90)
Accounts receivable	(2,053)	(3,403)
Inventory	471	(859)
Prepaid expenses	(5,619)	(2,423)
Other assets	154	121
Unearned franchise fees	362	(126)
Accounts payable	(1,037)	(4,211)
Income taxes	17,796	19,872
Accrued expenses	(18,374)	(10,414)
Net cash provided by operating activities	47,361	48,094
Cash flows from investing activities:
Acquisition of property and equipment	(25,788)	(25,732)
Acquisition of businesses	(13,894)	—
Purchase of marketable securities	(12,297)	—
Proceeds from marketable securities	11,155	—
Net cash used in investing activities	(40,824)	(25,732)
Cash flows from financing activities:
Issuance of common stock	231	244
Excess tax benefit from stock issuance	66	29
Tax payments for restricted stock units	(7,627)	(7,474)
Net cash used in financing activities	(7,330)	(7,201)
Effect of exchange rate changes on cash and cash equivalents	65	(115)
Net increase (decrease) in cash and cash equivalents	(728)	15,046
Cash and cash equivalents at beginning of period	93,329	57,502
Cash and cash equivalents at end of period	$92,601	72,548

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 29, 2015 AND MARCH 30, 2014
(Dollar amounts in thousands except share and per share data)
(unaudited)

(1)	Basis of Financial Statement Presentation
The consolidated financial statements as of March 29, 2015 and December 28, 2014, and for the three-month periods ended March 29, 2015 and March 30, 2014 have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information as of March 29, 2015 and for the three-month periods ended March 29, 2015 and March 30, 2014 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.
References in the remainder of this document to “company,” “we,” “us” and “our” refer to the business of Buffalo Wild Wings, Inc. and our subsidiaries. We operate Buffalo Wild Wings®, PizzaRev®, and Rusty Taco® restaurants as well as sell Buffalo Wild Wings and Rusty Taco restaurant franchises. We operate as a single segment for reporting purposes.
The financial information as of December 28, 2014 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2014, which is included in Item 8 in the fiscal 2014 Annual Report on Form 10-K and should be read in conjunction with such financial statements.
The results of operations for the three-month period ended March 29, 2015 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 27, 2015.

(2)	Summary of Significant Accounting Policies

(a)	Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Cash flows related to inventory sales are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.
We purchase products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. One of the primary food products used by our restaurants and our franchised restaurants is chicken wings. The price we pay for chicken wings is determined based on the average of the previous month’s wing market plus mark-up for processing and distribution. For the three-month periods ended March 29, 2015 and March 30, 2014, chicken wings were 26.5% and 20.5%, respectively, of restaurant cost of sales.

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
•Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of March 29, 2015:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$73,476	3,000	—	76,476
Marketable Securities	8,879	12,138	—	21,017
Restricted Assets	3,029	—	—	3,029
The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 28, 2014:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$62,510	3,000	—	65,510
Marketable Securities	8,551	10,996	—	19,547
Restricted Assets	3,028	—	—	3,028
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
There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the three-month periods ended March 29, 2015 and March 30, 2014.

(4)	Marketable Securities
Marketable securities consisted of the following:

	March 29, 2015	December 28, 2014
Available-for-sale
Commercial paper	$5,993	—
Variable rate demand obligations	3,145	—
Agency securities	3,000	—
Municipal securities	—	10,996
Trading
Mutual funds	8,879	8,551
Total	$21,017	19,547
Purchases of available-for-sale securities totaled $12,297 and sales totaled $11,155 for the three-month period ended March 29, 2015. There were no purchases or sales of available-for-sale securities for the three-month period ended March 30, 2014.

(5)	Property and Equipment
Property and equipment consisted of the following:

	March 29, 2015	December 28, 2014
Construction in process	$18,809	12,391
Buildings	83,131	80,811
Furniture, fixtures, and equipment	309,180	301,568
Leasehold improvements	468,267	461,155
Property and equipment, gross	879,387	855,925
Less accumulated depreciation	(384,521)	(361,524)
Property and equipment, net	$494,866	494,401

(6)	Revolving Credit Facility
We have a $100,000 unsecured revolving credit facility. Loans under the facility bear interest at a rate per annum equal to, at our election, either (i) LIBOR for an interest period of one month, reset daily, plus 0.875%, if our consolidated total leverage ratio is less than or equal to 0.50, or plus 1.125% if our total leverage ratio is greater than or equal to 0.51, or (ii) LIBOR for an interest period of one, two, three, six or twelve months, reset at the end of the selected interest period, plus 0.875%, if our consolidated total leverage ratio is less than or equal to 0.50, or plus 1.125% if our consolidated total leverage ratio is greater than or equal to 0.51. As of March 29, 2015, we had no outstanding balance under the facility.
There is a commitment fee on the average unused portion of the facility at a rate per annum equal to 0.15%, if our consolidated total leverage ratio is less than or equal to 0.50, or 0.20% if our consolidated total leverage ratio is greater than or equal to 0.51.
The Credit Agreement requires us to maintain (a) consolidated coverage ratio as of the end of each fiscal quarter at no less than 2.50 to 1.00, (b) consolidated total leverage ratio as of the end of each fiscal quarter at no more than 2.00 to 1.00 and (c) minimum EBITDA during any consecutive four-quarter period at no less than $100,000. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict the right of the Company and its subsidiaries to merge, to lease, sell or otherwise dispose of assets, to make investments and to grant liens on their assets. As of March 29, 2015, we were in compliance with all of these covenants.

(7)	Stockholder’s Equity

(a)	Stock Options
We have 5.4 million shares of common stock reserved for issuance under our Equity Incentive Plan (Plan) for our employees, officers, and directors. The exercise price for stock options issued under the Plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven years. Nonqualified stock options issued pursuant to the Plan have a four-year vesting period and have a contractual life of seven years. Incentive stock options may be granted under this Plan until March 12, 2022. We issue new shares of common stock upon exercise of stock options. Option activity is summarized for the three months ended March 29, 2015 as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, December 28, 2014	158,879	$78.90	3.7	$16,553
Granted	—
Exercised	(2,748)	84.25
Cancelled	(645)	112.01
Outstanding, March 29, 2015	155,486	$78.66	3.4	$16,119
Exercisable, March 29, 2015	112,179	64.95	2.8	13,167
The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $182.33 as of the last business day of the three-month period ended March 29, 2015, which would have been received by the optionees had all options been exercised on that date. As of March 29, 2015, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,506, which is expected to be recognized over a weighted average period of approximately 2.1 years. During the three-month periods ended March 29, 2015 and March 30, 2014, the total intrinsic value of stock options exercised was $288 and $336, respectively. No shares were granted or vested during the three-month periods ended March 29, 2015 or March 30, 2014.
The Plan had 1,098,760 shares available for grant as of March 29, 2015.

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
For each grant, restricted stock units meeting the performance criteria will vest as of the end of the third fiscal year in the performance period, subject to a Plan specified maximum number of shares that may be issued to any individual in any year in settlement of restricted stock units. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required minimum employee withholding taxes. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for the three months ended March 29, 2015 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 28, 2014	265,989	$108.82
Granted	—	—
Vested	(16,850)	89.01
Cancelled	(6,668)	109.79
Outstanding, March 29, 2015	242,471	$110.18
As of March 29, 2015, the total stock-based compensation expense related to nonvested awards not yet recognized was $12,211, which is expected to be recognized over a weighted average period of 1.5 years. No shares were granted during the three-month periods ended March 29, 2015 and March 30, 2014. During the three-month periods ended March 29, 2015 and March 30, 2014, we recognized $2,317 and $3,282, respectively, of stock-based compensation expense related to restricted stock units.

(c)	Employee Stock Purchase Plan
We have reserved 600,000 shares of common stock for issuance under our Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the three-month periods ended March 29, 2015, and March 30, 2014, we issued no shares of common stock under the ESPP. As of March 29, 2015, we had 204,268 shares available for future issuance under the ESPP.

(8)	Earnings Per Common Share
The following is a reconciliation of basic and fully diluted earnings per common share for the three-month periods ended March 29, 2015 and March 30, 2014:

	Three Months Ended March 29, 2015
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$29,063
Earnings per common share	29,063	18,992,965	$1.53
Effect of dilutive securities – stock options	—	81,363
Earnings per common share – assuming dilution	$29,063	19,074,328	$1.52

	Three Months Ended March 30, 2014
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$28,316
Earnings per common share	28,316	18,872,556	$1.50
Effect of dilutive securities – stock options	—	80,577
Earnings per common share – assuming dilution	$28,316	18,953,133	$1.49

The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been antidilutive or were performance-granted shares for which the performance criteria had not yet been met:

	Three months ended
	March 29, 2015	March 30, 2014
Stock options	6,691	—
Restricted stock units	242,471	272,385

(9)	Supplemental Disclosures of Cash Flow Information

	Three months ended
	March 29, 2015	March 30, 2014
Cash paid during the period for:
Income taxes	$2,096	1,322
Noncash financing and investing transactions:
Property and equipment not yet paid for	(2,311)	4,642

(10)Contingencies
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for 2015, cash requirements, and our expected store openings and preopening costs. Such statements are forward-looking and speak only as of the date on which they are made. Actual results are subject to various risks and uncertainties including, but not limited to, those discussed in this Form 10-Q under Item 2 of Part I as well as in Item 1A of Part I of the fiscal 2014 Form 10-K. Information included in this discussion and analysis includes commentary on company-owned and franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Buffalo Wild Wings®, Inc. concepts and the overall health of the concepts. Franchise information also provides an understanding of our revenues because franchise royalties and fees are based on the opening of franchised units and their sales. However, franchise sales and same-store sales information does not represent sales in accordance with U. S. generally accepted accounting principles (GAAP), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.
Critical Accounting Estimates
Our most critical accounting estimates, which are those that require significant judgment, include: valuation of long-lived assets and store closing reserves, goodwill, self-insurance liabilities, and stock-based compensation. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014. There have been no changes to those policies during this period.
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
Overview
As of March 29, 2015, we owned and operated 501 company-owned restaurants, including 496 Buffalo Wild Wings®, 2 PizzaRev®, and 3 Rusty Taco®restaurants in the United States and Canada. We also franchised an additional 593 restaurants, including 587 Buffalo Wild Wings restaurants and 6 Rusty Taco restaurants. We are building for long-term future earnings growth by investing in Buffalo Wild Wings, PizzaRev, and Rusty Taco in the United States and Canada and through international franchising of Buffalo Wild Wings. These investments will allow us to achieve our vision of being a company of 3,000 restaurants worldwide.
We expect to open approximately 50 company-owned and 50 franchised Buffalo Wild Wings restaurants in 2015. We also expect to open 5 company-owned and 7 franchised PizzaRev and Rusty Taco restaurants in 2015. Our net earnings growth goal for 2015 is 18%. Our growth and success depend on several factors and trends. First, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, therefore, cash flow per location. We remain committed to high quality operations and guest experience.
Our revenue is generated by:

•
Sales at our company-owned restaurants, which represented 94% of total revenue in the first quarter of 2015. Food and nonalcoholic beverages accounted for 80% of restaurant sales. The remaining 20% of restaurant sales was from alcoholic beverages. The menu items with the highest sales volumes are boneless and traditional wings, representing 22% and 21% of total restaurant sales, respectively.

•	Royalties and franchise fees received from our franchisees.
A second factor is our success in developing restaurants, including international locations. There are inherent risks in opening new restaurants, especially in new markets or countries, including the lack of experience, logistical support, and brand awareness. These factors may result in lower-than-anticipated sales and cash flow for restaurants in new markets, along with higher preopening costs. We believe our focus on new restaurant opening procedures, along with our expanding domestic and international presence, will help to mitigate the overall risk associated with opening restaurants in new markets.
Third, we continue to monitor and react to changes in our cost of sales. The cost of sales is difficult to predict, as it has ranged from 28.2% to 30.6% of restaurant sales per quarter in our 2014 fiscal year and year-to-date in 2015, mostly due to the price fluctuations in chicken wings. We are focused on minimizing the impact of rising costs per wing. Our efforts include selling wings by portion, new purchasing strategies, menu price increases, and reduced food waste, as well as marketing promotions, menu additions, and menu changes that affect the percentage that chicken wings represent of total restaurant sales. We will continue to monitor the cost of chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. Current month chicken wing prices are determined based on the average of the previous month’s wing market plus mark-up for processing and distribution.
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
We operate on a 52- or 53-week fiscal year ending on the last Sunday in December. Both of the first quarters of 2015 and 2014 consisted of 13 weeks.
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

	Three months ended
	March 29, 2015	March 30, 2014
Revenue:
Restaurant sales	94.2%	93.8
Franchise royalties and fees	5.8	6.2
Total revenue	100.0	100.0
Costs and expenses:
Restaurant operating costs:
Cost of sales	30.3	28.3
Labor	31.4	30.5
Operating	14.1	14.2
Occupancy	5.3	5.5
Depreciation and amortization	6.4	6.2
General and administrative	6.9	7.7
Preopening	0.3	0.7
Loss on asset disposals and impairment	0.1	0.2
Total costs and expenses	90.1	88.4
Income from operations	9.9	11.6
Investment income (loss)	0.0	0.0
Earnings before income taxes	9.9	11.6
Income tax expense	3.3	3.9
Net earnings including noncontrolling interests	6.6%	7.7
The number of company-owned and franchised restaurants open are as follows:

	As of
	March 29, 2015	March 30, 2014
Total Company-owned restaurants	501	443
Total Franchised restaurants	593	569
The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

	Three months ended
	March 29, 2015	March 30, 2014
Company-owned restaurant sales	$414,972	344,945
Franchised restaurant sales	508,455	459,373
Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

	Three months ended
	March 29, 2015	March 30, 2014
Company-owned same-store sales	7.0%	6.6
Franchised same-store sales	6.0	5.0

The average prices paid per pound for chicken wings for company-owned Buffalo Wild Wings restaurants are as follows:

	Three months ended
	March 29, 2015	March 30, 2014
Average price per pound	$1.92	1.36
The following comparison includes results of operations of Buffalo Wild Wings, PizzaRev and Rusty Taco restaurants. Any impact from PizzaRev and Rusty Taco restaurants is immaterial unless separately noted.
Results of Operations for the Three Months Ended March 29, 2015 and March 30, 2014
Restaurant sales increased by $70.0 million, or 20.3%, to $415.0 million in 2015 from $344.9 million in 2014. The increase in restaurant sales was due to a $48.5 million increase associated with 10 company-owned restaurants that opened or were acquired in 2015 and the company-owned restaurants that opened or were acquired before 2015 that did not meet the criteria for same-store sales for all or part of the three-month period, and $21.5 million related to a 7.0% increase in same-store sales.
Franchise royalties and fees increased by $2.7 million, or 11.8%, to $25.6 million in 2015 from $22.9 million in 2014. The increase was primarily due to royalties related to additional sales at 24 more franchised restaurants in operation at the end of the period compared to the same period in 2014. Same-store sales for franchised restaurants increased 6.0% in the first quarter of 2015.
Cost of sales increased by $28.2 million, or 28.9%, to $125.7 million in 2015 from $97.5 million in 2014 due primarily to more restaurants being operated in 2015. Cost of sales as a percentage of restaurant sales increased to 30.3% in 2015 from 28.3% in 2014, primarily due to higher chicken wing prices. During the first quarter of 2015, the average cost per pound for traditional wings increased by 41.0% over the same period in 2014.
Labor expenses increased by $25.1 million, or 23.8%, to $130.4 million in 2015 from $105.3 million in 2014 due primarily to more restaurants being operated in 2015. Labor expenses as a percentage of restaurant sales increased to 31.4% in 2015 from 30.5% in 2014. Cost of labor as a percentage of restaurant sales increased primarily due to higher hourly labor costs related to implementing our Guest Experience Business Model.
Operating expenses increased by $9.5 million, or 19.4%, to $58.6 million in 2015 from $49.0 million in 2014 due primarily to more restaurants being operated in 2015. Operating expenses as a percentage of restaurant sales decreased to 14.1% in 2015 from 14.2% in 2014. The decrease in operating expenses as a percentage of restaurant sales was primarily due to decreased utilities and advertising expenses partially offset by an increase in repair and maintenance expenses.
Occupancy expenses increased by $3.0 million, or 15.9%, to $22.0 million in 2015 from $19.0 million in 2014 due primarily to more restaurants being operated in 2015. Occupancy expenses as a percentage of restaurant sales decreased to 5.3% in 2015 from 5.5% in 2014 primarily due to leveraging rent costs on sales growth.
Depreciation and amortization increased by $5.2 million, or 22.9%, to $28.1 million in 2015 from $22.8 million in 2014. The increase was primarily due to the additional depreciation related to the 58 additional company-owned restaurants compared to the same period in 2014.
General and administrative expenses increased by $2.4 million, or 8.4%, to $30.5 million in 2015 from $28.2 million in 2014 primarily due to additional headcount. General and administrative expenses as a percentage of total revenue decreased to 6.9% in 2015 from 7.7% in 2014 partially due to a decrease in stock-based compensation expense. Exclusive of stock-based compensation expense, our general and administrative expenses as a percentage of revenue, primarily due to leveraging of salaries and bonuses, decreased to 6.3% in 2015 from 6.7% in 2014.
Preopening costs decreased by $1.3 million to $1.3 million in 2015 from $2.6 million in 2014. In 2015, we incurred costs of $0.8 million for three new company-owned Buffalo Wild Wings restaurants opened in the first quarter of 2015 and costs of $0.5 million for restaurants that that will open in the second quarter of 2015 or later. In 2014, we incurred costs of $2.0 million for nine new company-owned restaurants opened in the first quarter of 2014 and costs of $0.4 million for restaurants that opened in the second quarter of 2014 or later. Preopening costs per new company-owned Buffalo Wild Wings restaurant averaged $329,000 in the first quarter of 2015. Preopening costs per new restaurant averaged $330,000 in the first quarter of 2014.
Loss on asset disposals and impairment decreased by $0.2 million to $0.6 million in 2015 from $0.8 million in 2014. The expense in 2015 represented the write-off of miscellaneous equipment, and disposals due to remodels. The expense in 2014 represented asset impairment, the write-off of miscellaneous equipment, and disposals due to remodels.
Investment loss was $0.1 million in 2015 and 2014. The loss in 2015 and 2014 was primarily related to a loss on our minority investment in Pie Squared Holdings.

Provision for income taxes increased $0.2 million to $14.4 million in 2015 from $14.2 million in 2014. The effective tax rate as a percentage of income before taxes decreased to 33.3% in 2015 from 33.4% in 2014. We estimate our effective tax rate in 2015 will be about 33% based on federal and state tax rates and credits currently in effect.
Liquidity and Capital Resources
Our primary liquidity and capital requirements have been for constructing, remodeling and maintaining our new and existing company-owned restaurants; working capital; acquisitions; improving technology; and other general business needs. We fund these expenses, except for acquisitions, primarily with cash from operations. Depending on the size of the transaction, acquisitions or investments would generally be funded from cash and marketable securities balances or using our line of credit. The cash and marketable securities balance at March 29, 2015 was $113.6 million. We invest our cash balances in debt securities with the focus on protection of principal, adequate liquidity, and return on investment based on risk. Our marketable securities balance consists of mutual funds held for our deferred compensation plan and debt securities.
For the three months ended March 29, 2015, net cash provided by operating activities was $47.4 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses and an increase in income taxes payable, partially offset by a decrease in accrued expenses. The increase in income taxes payable was primarily due to the timing of tax payments. The decrease in accrued expenses was primarily due to the timing of bonus and payroll payments.
For the three months ended March 30, 2014, net cash provided by operating activities was $48.1 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses and an increase in income tax payable, partially offset by a decrease in accrued expenses and accounts payable. The increase in income tax payable was primarily due to timing of tax payments. The decrease in accrued expenses was primarily due to the timing of payroll and bonus payments. The decrease in accounts payable was due to timing of payments.
For the three months ended March 29, 2015 and March 30, 2014, net cash used in investing activities was $40.8 million and $25.7 million, respectively. Investing activities included purchases of property and equipment related to the additional company-owned restaurants and restaurants under construction in both periods as well as the acquisition of six franchised restaurants in 2015. During the first three months of 2015 and 2014, we opened or purchased 10 and 9 restaurants, respectively. In 2015, we expect capital expenditures of approximately $113.7 million for the cost of 50 new or relocated company-owned Buffalo Wild Wings and 5 PizzaRev and Rusty Taco restaurants, $26.6 million for technology improvements on our restaurant and corporate systems, and $37.3 million for capital expenditures at our existing restaurants. In the first three months of 2015, we purchased $12.3 million of marketable securities.
For the three months ended March 29, 2015 and March 30, 2014, net cash used in financing activities was $7.3 million and $7.2 million, respectively. Net cash used in financing activities for 2015 resulted from tax payments for restricted stock units of $7.6 million, partially offset by proceeds from the issuance of common stock of $0.2 million and the excess tax benefit from stock issuance of $0.1 million. Net cash used in financing activities for 2014 resulted primarily from tax payments for restricted stock units of $7.5 million, partially offset by proceeds the issuance of common stock of $0.2 million and the excess tax benefit from stock issuance of $29,000. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2015.
Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate office. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. We own the buildings in which 26% of our restaurants operate.
The following table presents a summary of our contractual operating lease obligations and commitments as of March 29, 2015:

		Payments Due By Period (in thousands)
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$621,051	69,067	131,932	113,681	306,371
Commitments for restaurants under development	73,931	3,386	10,451	10,493	49,601
Total	$694,982	72,453	142,383	124,174	355,972
We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Depending on the size of the transaction, acquisitions or investments would generally be funded from cash balances or using our line of credit. Our future cash outflows related to income tax uncertainties amounted to $661,000 as of March 29, 2015. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.
Off-Balance Sheet Arrangements
As of March 29, 2015, we had no off-balance sheet arrangements or transactions.
Risk Factors/Forward-Looking Statements
The foregoing discussion and other statements in this report contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. Our forward-looking statements generally relate to our growth strategy, financial results, sales efforts, franchise expectations, restaurant openings and related expense, and cash requirements. Although we believe there is reasonable basis for the forward-looking statements, our actual results could be materially different. While it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the risk factors that follow (some of which are discussed in greater detail in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014). Investors are cautioned that all forward-looking statements involve risks and uncertainties and speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement.

•	Fluctuations in chicken wing prices could impact our operating income.

•	If we are unable to identify and obtain suitable new restaurant sites and successfully open new restaurants, our revenue growth rate and profits may be reduced.

•	A security failure in our information technology systems could expose us to potential liability and loss of revenues.

•	Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

•	Our restaurants may not achieve market acceptance in the new domestic and international geographic regions we enter.

•	New restaurants added to our existing markets may take sales from existing restaurants.

•	Investments in new or emerging brands may not be successful.

•	Unfavorable publicity could harm our business.

•	Changes in employment laws or regulations could harm our performance.

•	Failure of our internal controls over financial reporting could harm our business and financial results.

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

•	We may be dependent on franchisees and their success.

•	We could face liability from our franchisees.

•	We may be unable to compete effectively in the restaurant industry.

•	Our success depends substantially on the value of our brand and our reputation for offering guests an unparalleled guest experience.

•	Our inability to successfully and sufficiently raise menu prices could result in a decline in profitability.

•	Our quarterly operating results may fluctuate due to the timing of special events and other factors, including the recognition of impairment losses.

•	We may not be able to attract and retain qualified Team Members and key executives to operate and manage our business.

•	We may not be able to obtain and maintain licenses and permits necessary to operate our restaurants.

•	The sale of alcoholic beverages at our restaurants subjects us to additional regulations and potential liability.

•	Changes in consumer preferences or discretionary consumer spending could harm our performance.

•	A regional or global health pandemic could severely affect our business.

•	The acquisition of existing restaurants from our franchisees or other acquisitions may have unanticipated consequences that could harm our business and our financial condition.

•	There is volatility in our stock price.

•	We may be subject to increased labor and insurance costs.

•	Our current insurance may not provide adequate levels of coverage against claims.

•	We are dependent on information technology and any material failure of that technology could impair our ability to efficiently operate our business.

•	If we are unable to maintain our rights to use key technologies of third parties, our business may be harmed.

•	We may not be able to protect our trademarks, service marks or trade secrets.

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
Financial Instruments
Financial instruments that potentially subject us to concentrations of credit risk consist of commercial paper, variable rate demand obligations, and agency securities. We do not believe there is a significant risk of non-performance because of our investment policy restrictions as to acceptable investment vehicles.
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
Commodity Price Risk
Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product and supply risks. We negotiate directly with independent suppliers for our supply of food and other products. Domestically, we have a distribution contract with McLane Company, Inc. that covers food, paper, and non-food products. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. One of the primary food products used by company-owned and franchised Buffalo Wild Wings restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. Chicken wings accounted for approximately 26.5% and 20.5% of our cost of sales in the first quarters of 2015 and 2014, respectively, with a quarterly average price per pound of $1.92 and $1.36, respectively.
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

ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES
This table below provides information with respect to our purchase of shares of Buffalo Wild Wings common stock during the three months ended March 29, 2015:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
December 29, 2014, through January 25, 2015	—	—	—	—
January 25, 2015, through February 22, 2015	32,130	190.18	—	—
February 22, 2015, through March 29, 2015	8,123	186.74	—	—
Total	40,253	189.49	—	—

(a)	All such shares were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6. EXHIBITS
See the Exhibit Index following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 5, 2015	BUFFALO WILD WINGS, INC.

		By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer (principal executive officer)

		By:	/s/ Mary J. Twinem
Mary J. Twinem, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX
BUFFALO WILD WINGS, INC.
FORM 10-Q FOR QUARTER ENDED MARCH 29, 2015

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

101
The following financial statements from the Company’s 10-Q for the fiscal quarter ended March 29, 2015, formatted in XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Earnings, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements.