Form 10-Q
period 2015-06-28
BUFFALO WILD WINGS INC
filed 2015-07-31
CIK 1062449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2015

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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐   NO  ☒
The number of shares outstanding of the registrant’s common stock as of July 28, 2015: 19,012,519 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(unaudited)

	June 28, 2015	December 28, 2014
Assets
Current assets:
Cash and cash equivalents	$73,495	93,329
Marketable securities	18,401	19,547
Accounts receivable, net of allowance of $25	28,422	28,322
Inventory	11,877	11,893
Prepaid expenses	16,789	4,215
Refundable income taxes	2,854	9,779
Deferred income taxes	16,898	15,807
Restricted assets	56,194	81,037
Total current assets	224,930	263,929

Property and equipment, net	522,602	494,401
Reacquired franchise rights, net	57,216	37,631
Other assets	19,110	19,399
Goodwill	52,565	38,106
Total assets	$876,423	853,466

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$2,295	2,099
Accounts payable	44,025	37,241
Accrued compensation and benefits	42,415	59,161
Accrued expenses	14,222	16,573
Current portion of deferred lease credits	—	743
System-wide payables	55,194	79,668
Total current liabilities	158,151	195,485

Long-term liabilities:
Other liabilities	16,099	6,388
Deferred income taxes	30,853	39,815
Deferred lease credits	41,214	37,479
Total liabilities	246,317	279,167

Commitments and contingencies (note 10)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 19,012,522 and 18,937,131, respectively	154,169	148,114
Retained earnings	478,257	427,695
Accumulated other comprehensive loss	(2,761)	(2,096)
Total stockholders’ equity	629,665	573,713
Noncontrolling interests	441	586
Total equity	630,106	574,299
Total liabilities and equity	$876,423	853,466

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands except per share data)
(unaudited)

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Revenue:
Restaurant sales	$401,860	343,141	816,832	688,086
Franchise royalties and fees	24,527	22,853	50,141	45,763
Total revenue	426,387	365,994	866,973	733,849
Costs and expenses:
Restaurant operating costs:
Cost of sales	117,843	96,837	243,520	194,324
Labor	129,294	107,432	259,688	212,766
Operating	56,822	50,017	115,373	99,055
Occupancy	22,354	19,283	44,344	38,252
Depreciation and amortization	29,208	23,746	57,277	46,578
General and administrative	33,701	30,223	64,223	58,379
Preopening	3,204	2,197	4,474	4,775
Loss on asset disposals and impairment	2,306	1,211	2,911	1,998
Total costs and expenses	394,732	330,946	791,810	656,127
Income from operations	31,655	35,048	75,163	77,722
Investment income (loss)	41	235	(34)	108
Earnings before income taxes	31,696	35,283	75,129	77,830
Income tax expense	10,264	11,580	24,712	25,811
Net earnings including noncontrolling interests	21,432	23,703	50,417	52,019
Net loss attributable to noncontrolling interests	(67)	—	(145)	—
Net earnings attributable to Buffalo Wild Wings	$21,499	23,703	50,562	52,019
Earnings per common share – basic	$1.13	1.25	2.66	2.75
Earnings per common share – diluted	$1.12	1.25	2.65	2.74
Weighted average shares outstanding – basic	19,003	18,904	18,998	18,888
Weighted average shares outstanding – diluted	19,113	18,981	19,094	18,967

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net earnings including noncontrolling interests	$21,432	23,703	50,417	52,019
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	230	458	(665)	(36)
Other comprehensive loss, net of tax	230	458	(665)	(36)
Comprehensive income including noncontrolling interests	21,662	24,161	49,752	51,983
Comprehensive income attributable to noncontrolling interests	(67)	—	(145)	—
Comprehensive income attributable to Buffalo Wild Wings	$21,729	24,161	49,897	51,983

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	Six months ended
	June 28, 2015	June 29, 2014
Cash flows from operating activities:
Net earnings including noncontrolling interests	$50,417	52,019
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	54,805	44,312
Amortization	2,472	2,266
Loss on asset disposals and impairment	2,911	1,998
Deferred lease credits	2,903	2,998
Deferred income taxes	(9,757)	(10,623)
Stock-based compensation	7,253	7,665
Excess tax benefit from stock issuance	(262)	(118)
Change in operating assets and liabilities, net of effect of acquisitions:
Trading securities	(708)	(569)
Accounts receivable	144	(347)
Inventory	357	(608)
Prepaid expenses	(12,530)	(6,618)
Other assets	279	(2)
Unearned franchise fees	196	(58)
Accounts payable	236	69
Income taxes	7,187	5,885
Accrued expenses	(5,033)	1,019
Net cash provided by operating activities	100,870	99,288
Cash flows from investing activities:
Acquisition of property and equipment	(67,334)	(54,864)
Acquisition of businesses	(49,036)	(3,000)
Purchase of marketable securities	(12,301)	(11,996)
Proceeds from marketable securities	14,155	—
Net cash used in investing activities	(114,516)	(69,860)
Cash flows from financing activities:
Issuance of common stock	1,604	1,665
Excess tax benefit from stock issuance	262	118
Tax payments for restricted stock units	(7,627)	(7,474)
Net cash used in financing activities	(5,761)	(5,691)
Effect of exchange rate changes on cash and cash equivalents	(427)	(337)
Net increase (decrease) in cash and cash equivalents	(19,834)	23,400
Cash and cash equivalents at beginning of period	93,329	57,502
Cash and cash equivalents at end of period	$73,495	80,902

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 28, 2015 AND JUNE 29, 2014
(Dollar amounts in thousands except share and per share data)
(unaudited)

(1)	Basis of Financial Statement Presentation
The consolidated financial statements as of June 28, 2015 and December 28, 2014, and for the three-month and six-month periods ended June 28, 2015 and June 29, 2014 have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information as of June 28, 2015 and for the three-month and six-month periods ended June 28, 2015 and June 29, 2014 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.
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
The results of operations for the three-month and six-month period ended June 28, 2015 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 27, 2015.

(2)	Summary of Significant Accounting Policies

(a)	Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Cash flows related to inventory sales are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.
We purchase products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. One of the primary food products used by our restaurants and our franchised restaurants is chicken wings. The price we pay for chicken wings is determined based on the average of the previous month’s wing market plus mark-up for processing and distribution. For the three-month periods ended June 28, 2015 and June 29, 2014, chicken wings were 25.4% and 21.4%, respectively, of restaurant cost of sales. For the six-month periods ended June 28, 2015 and June 29, 2014, chicken wings were 26.0% and 20.9% of restaurant cost of sales, respectively.

(b)	New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 “Revenue with Contracts from Customers.” ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The requirements are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of the updated requirements, including our adoption method, but we do not believe the adoption of ASU 2014-09 will have a significant impact on our consolidated financial statements.
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
•Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of June 28, 2015:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$30,992	22,498	—	53,490
Marketable Securities	9,258	9,143	—	18,401
Restricted Assets	1,775	1,255	—	3,030
The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 28, 2014:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$62,510	3,000	—	65,510
Marketable Securities	8,551	10,996	—	19,547
Restricted Assets	3,028	—	—	3,028
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
There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the six-month periods ended June 28, 2015 and June 29, 2014.

(4)	Marketable Securities
Marketable securities consisted of the following:

	June 28, 2015	December 28, 2014
Available-for-sale
Commercial paper	$5,998	—
Variable rate demand obligations	3,145	—
Municipal securities	—	10,996
Trading
Mutual funds	9,258	8,551
Total	$18,401	19,547
Purchases of available-for-sale securities totaled $12,301 and sales totaled $14,155 for the six-month period ended June 28, 2015. Purchases totaled $11,996 and there were no sales of available-for-sale securities for the six-month period ended June 29, 2014.

(5)	Property and Equipment
Property and equipment consisted of the following:

	June 28, 2015	December 28, 2014
Construction in process	$30,625	12,391
Buildings	85,921	80,811
Furniture, fixtures, and equipment	324,474	301,568
Leasehold improvements	484,738	461,155
Property and equipment, gross	925,758	855,925
Less accumulated depreciation	(403,156)	(361,524)
Property and equipment, net	$522,602	494,401

(6)	Revolving Credit Facility
We have a $100,000 unsecured revolving credit facility. Loans under the facility bear interest at a rate per annum equal to, at our election, either (i) LIBOR for an interest period of one month, reset daily, plus 0.875%, if our consolidated total leverage ratio is less than or equal to 0.50, or plus 1.125% if our total leverage ratio is greater than or equal to 0.51, or (ii) LIBOR for an interest period of one, two, three, six or twelve months, reset at the end of the selected interest period, plus 0.875%, if our consolidated total leverage ratio is less than or equal to 0.50, or plus 1.125% if our consolidated total leverage ratio is greater than or equal to 0.51. As of June 28, 2015, we had no outstanding balance under the facility.
There is a commitment fee on the average unused portion of the facility at a rate per annum equal to 0.15%, if our consolidated total leverage ratio is less than or equal to 0.50, or 0.20% if our consolidated total leverage ratio is greater than or equal to 0.51.
The Credit Agreement requires us to maintain (a) consolidated coverage ratio as of the end of each fiscal quarter at no less than 2.50 to 1.00, (b) consolidated total leverage ratio as of the end of each fiscal quarter at no more than 2.00 to 1.00 and (c) minimum EBITDA during any consecutive four-quarter period at no less than $100,000. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict the right of the Company and its subsidiaries to merge, to lease, sell or otherwise dispose of assets, to make investments and to grant liens on their assets. As of June 28, 2015, we were in compliance with all of these covenants.

(7)	Stockholder’s Equity

(a)	Stock Options
We have 5.4 million shares of common stock reserved for issuance under our Equity Incentive Plan (Plan) for our employees, officers, and directors. The exercise price for stock options issued under the Plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options.

Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven years. Nonqualified stock options issued pursuant to the Plan have a four-year vesting period and have a contractual life of seven years. Incentive stock options may be granted under this Plan until March 12, 2022. We issue new shares of common stock upon exercise of stock options. Option activity is summarized for the six months ended June 28, 2015 as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, December 28, 2014	158,879	$78.90	3.7	$16,553
Granted	29,270	182.73
Exercised	(7,205)	68.63
Cancelled	(645)	112.01
Outstanding, June 28, 2015	180,299	$96.04	3.7	$12,226
Exercisable, June 28, 2015	107,722	65.20	2.5	10,233
The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $160.20 as of the last business day of the six-month period ended June 28, 2015, which would have been received by the optionees had all options been exercised on that date. As of June 28, 2015, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2,740, which is expected to be recognized over a weighted average period of approximately 2.7 years. During the six-month periods ended June 28, 2015 and June 29, 2014, the total intrinsic value of stock options exercised was $728 and $2,172, respectively. During the six-month periods ended June 28, 2015 and June 29, 2014, the weighted average grant date fair value of options granted was $59.11 and $50.23, respectively. No shares were vested during the six-month periods ended June 28, 2015 or June 29, 2014.
The Plan had 888,088 shares available for grant as of June 28, 2015.

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
For each grant, restricted stock units meeting the performance criteria will vest as of the end of the third fiscal year in the performance period, subject to a Plan specified maximum number of shares that may be issued to any individual in any year in settlement of restricted stock units. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required minimum employee withholding taxes. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for the six months ended June 28, 2015 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 28, 2014	265,989	$108.82
Granted	95,570	180.97
Vested	(20,882)	102.09
Cancelled	(11,399)	119.61
Outstanding, June 28, 2015	329,278	$129.82
As of June 28, 2015, the total stock-based compensation expense related to nonvested awards not yet recognized was $21,406, which is expected to be recognized over a weighted average period of 2.0 years. The weighted average grant date fair value of restricted stock units granted during the six-month periods ended June 28, 2015 and June 29, 2014 was $180.97 and $147.23, respectively. During the six-month periods ended June 28, 2015 and June 29, 2014, we recognized $4,018 and $6,876, respectively, of stock-based compensation expense related to restricted stock units.

(c)	Employee Stock Purchase Plan
We have reserved 600,000 shares of common stock for issuance under our Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the six-month periods ended June 28, 2015, and June 29, 2014, we issued 8,747 and 8,037 shares of common stock, respectively, under the ESPP. As of June 28, 2015, we had 195,521 shares available for future issuance under the ESPP.

(8)	Earnings Per Common Share
The following is a reconciliation of basic and fully diluted earnings per common share for the three-month and six-month periods ended June 28, 2015 and June 29, 2014:

	Three Months Ended June 28, 2015
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$21,499
Earnings per common share	21,499	19,002,526	$1.13
Effect of dilutive securities – stock options	—	73,086
Effect of dilutive securities – restricted stock units	—	37,451
Earnings per common share – assuming dilution	$21,499	19,113,063	$1.12

	Three Months Ended June 29, 2014
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$23,703
Earnings per common share	23,703	18,904,341	$1.25
Effect of dilutive securities – stock options	—	76,353
Earnings per common share – assuming dilution	$23,703	18,980,694	$1.25

	Six Months Ended June 28, 2015
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$50,562
Earnings per common share	50,562	18,997,734	$2.66
Effect of dilutive securities – stock options	—	77,163
Effect of dilutive securities – restricted stock units	—	18,726
Earnings per common share – assuming dilution	$50,562	19,093,623	$2.65

	Six Months Ended June 29, 2014
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$52,019
Earnings per common share	52,019	18,888,360	$2.75
Effect of dilutive securities – stock options	—	78,534
Earnings per common share – assuming dilution	$52,019	18,966,894	$2.74
The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been antidilutive or were performance-granted shares for which the performance criteria had not yet been met:

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Stock options	53,068	25,035	35,212	25,035
Restricted stock units	291,827	369,215	310,552	369,215

(9)	Supplemental Disclosures of Cash Flow Information

	Six months ended
	June 28, 2015	June 29, 2014
Cash paid during the period for:
Income taxes	$27,208	30,706
Noncash financing and investing transactions:
Property and equipment not yet paid for	6,552	149
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
(11)Acquisition of Businesses
During the six-month period ended June 28, 2015, we acquired 15 Buffalo Wild Wings and 1 Rusty Taco franchised restaurants through four acquisitions. There were no acquisitions of franchised restaurants during the six-month period ended June 29, 2014. The total purchase price of $49,036 for franchised restaurants acquired during six-month period ended June 28, 2015, was paid in cash and was funded by cash from operations and the sale of marketable securities. The acquisitions were accounted for as business combinations. The assets acquired and liabilities assumed were recorded based on their fair values at the time of the acquisitions as detailed below:

	Six Months Ended
	June 28, 2015	June 29, 2014
Inventory, prepaids, and other assets	$408	—
Property and equipment	12,625	—
Lease liabilities	(543)	—
Reacquired franchise rights	22,030	—
Goodwill	14,516	—
Total purchase price	$49,036	—
The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill. The assessment of the valuation of certain assets acquired and liabilities assumed during the six-month period ended June 28, 2015 is preliminary; if new information is obtained about facts and circumstances that existed at the acquisition date, the acquisition accounting may be revised to reflect the resulting adjustments to current estimates of these items. The results of operations of these locations are included in our consolidated statement of earnings as of the date of acquisition.
(12)Subsequent Events
On July 10, 2015, we executed an asset purchase agreement to purchase 39 existing Buffalo Wild Wings restaurants and 2 Buffalo Wild Wings restaurants under construction. The total cash purchase price for these assets is approximately $160,000, subject to certain adjustments. We expect to complete the transaction in the third quarter of 2015. We expect to fund the transaction with cash, marketable securities, and our revolving credit facility.

On July 22, 2015, we amended our existing unsecured revolving credit agreement to, among other things, increase the aggregate revolving credit commitments to $200,000, extend the maturity date of the revolving credit commitment to July 15, 2018 and increase the minimum EBITDA that the Company is required to maintain during any consecutive four quarter period to $150,000. The amendment also reduced the applicable margin for the interest rates applicable to revolving loans and the commitment fee on the average unused portion of the credit facility.
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
Overview
As of June 28, 2015, we owned and operated 517 company-owned restaurants, including 512 Buffalo Wild Wings®, 2 PizzaRev®, and 3 Rusty Taco®restaurants in the United States and Canada. We also franchised an additional 593 restaurants, including 587 Buffalo Wild Wings restaurants and 6 Rusty Taco restaurants. We are building for long-term future earnings growth by investing in Buffalo Wild Wings, PizzaRev, and Rusty Taco in the United States and Canada and through international franchising of Buffalo Wild Wings. These investments will allow us to achieve our vision of being a company of 3,000 restaurants worldwide.
We expect to open approximately 50 company-owned and 50 franchised Buffalo Wild Wings restaurants in 2015. Our net earnings growth goal for 2015 is 13%. Our growth and success depend on several factors and trends. First, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, therefore, cash flow per location. We remain committed to high quality operations and guest experience.
Our revenue is generated by:

•
Sales at our company-owned restaurants, which represented 94% of total revenue in the second quarter of 2015. Food and nonalcoholic beverages accounted for 80% of restaurant sales. The remaining 20% of restaurant sales was from alcoholic beverages. The menu items with the highest sales volumes are boneless and traditional wings, each representing 21% of total restaurant sales.

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
We operate on a 52- or 53-week fiscal year ending on the last Sunday in December. Both of the second quarters of 2015 and 2014 consisted of 13 weeks.
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

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Revenue:
Restaurant sales	94.2%	93.8	94.2	93.8
Franchise royalties and fees	5.8	6.2	5.8	6.2
Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Restaurant operating costs:
Cost of sales	29.3	28.2	29.8	28.2
Labor	32.2	31.3	31.8	30.9
Operating	14.1	14.6	14.1	14.4
Occupancy	5.6	5.6	5.4	5.6
Depreciation and amortization	6.9	6.5	6.6	6.3
General and administrative	7.9	8.3	7.4	8.0
Preopening	0.8	0.6	0.5	0.7
Loss on asset disposals and impairment	0.5	0.3	0.3	0.3
Total costs and expenses	92.6	90.4	91.3	89.4
Income from operations	7.4	9.6	8.7	10.6
Investment income (loss)	0.0	0.1	(0.0)	0.0
Earnings before income taxes	7.4	9.6	8.7	10.6
Income tax expense	2.4	3.2	2.9	3.5
Net earnings including noncontrolling interests	5.0	6.5	5.8	7.1
Net loss attributable to noncontrolling interests	(0.0)	—	(0.0)	—
Net earnings attributable to Buffalo Wild Wings	5.0%	6.5	5.8	7.1
The number of company-owned and franchised restaurants open are as follows:

	As of
	June 28, 2015	June 29, 2014
Company-owned restaurants	517	449
Franchised restaurants	593	579
The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Company-owned restaurant sales	$401,860	343,141	816,832	688,086
Franchised restaurant sales	487,134	460,234	995,589	919,607
Increases in comparable same-store sales are as follows (based on restaurants operating at least fifteen months):

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Company-owned same-store sales	4.2%	7.7	5.6	7.2
Franchised same-store sales	2.5	6.5	4.2	5.7

The average prices paid per pound for chicken wings for company-owned Buffalo Wild Wings restaurants are as follows:

	Three months ended		Six months ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Average price per pound	$1.79	1.42	1.85	1.39
The following comparison includes results of operations of Buffalo Wild Wings, PizzaRev and Rusty Taco restaurants. Any impact from PizzaRev and Rusty Taco restaurants is immaterial unless separately noted.
Results of Operations for the Three Months Ended June 28, 2015 and June 29, 2014
Restaurant sales increased by $58.7 million, or 17.1%, to $401.9 million in 2015 from $343.1 million in 2014. The increase in restaurant sales was due to a $46.1 million increase associated with 28 company-owned restaurants that opened or were acquired in 2015 and the company-owned restaurants that opened or were acquired before 2015 that did not meet the criteria for same-store sales for all or part of the three-month period, and $12.6 million related to a 4.2% increase in same-store sales.
Franchise royalties and fees increased by $1.7 million, or 7.3%, to $24.5 million in 2015 from $22.9 million in 2014. The increase was primarily due to royalties related to additional sales at eight more franchised Buffalo Wild Wings restaurants in operation at the end of the period compared to the same period in 2014. Same-store sales for franchised Buffalo Wild Wings restaurants increased 2.5% in the second quarter of 2015.
Cost of sales increased by $21.0 million, or 21.7%, to $117.8 million in 2015 from $96.8 million in 2014 due primarily to more restaurants being operated in 2015. Cost of sales as a percentage of restaurant sales increased to 29.3% in 2015 from 28.2% in 2014, primarily due to higher chicken wing prices. During the second quarter of 2015, the average cost per pound for traditional wings increased by 26.1% over the same period in 2014.
Labor expenses increased by $21.9 million, or 20.3%, to $129.3 million in 2015 from $107.4 million in 2014 due primarily to more restaurants being operated in 2015. Labor expenses as a percentage of restaurant sales increased to 32.2% in 2015 from 31.3% in 2014. Cost of labor as a percentage of restaurant sales increased primarily due to our addition of Guest Experience Captains last year and increases in wage rates and benefit costs.
Operating expenses increased by $6.8 million, or 13.6%, to $56.8 million in 2015 from $50.0 million in 2014 due primarily to more restaurants being operated in 2015. Operating expenses as a percentage of restaurant sales decreased to 14.1% in 2015 from 14.6% in 2014. The decrease in operating expenses as a percentage of restaurant sales was due to lower event fees and leverage on sales growth.
Occupancy expenses increased by $3.1 million, or 15.9%, to $22.4 million in 2015 from $19.3 million in 2014 due primarily to more restaurants being operated in 2015. Occupancy expenses as a percentage of restaurant sales remained consistent at 5.6% in 2015 and 2014.
Depreciation and amortization increased by $5.5 million, or 23.0%, to $29.2 million in 2015 from $23.7 million in 2014. The increase was primarily due to the additional depreciation related to the 68 additional company-owned restaurants compared to the same period in 2014.
General and administrative expenses increased by $3.5 million, or 11.5%, to $33.7 million in 2015 from $30.2 million in 2014 primarily due to additional headcount. General and administrative expenses as a percentage of total revenue decreased to 7.9% in 2015 from 8.3% in 2014 primarily due to decreased incentive compensation expense.
Preopening costs increased by $1.0 million to $3.2 million in 2015 from $2.2 million in 2014. In 2015, we incurred costs of $2.1 million for nine new company-owned Buffalo Wild Wings restaurants opened in the second quarter of 2015 and costs of $1.1 million for restaurants that will open in the third quarter of 2015 or later. In 2014, we incurred costs of $1.4 million for seven new company-owned restaurants opened in the second quarter of 2014 and costs of $0.7 million for restaurants that opened in the third quarter of 2014 or later. Preopening costs per new company-owned Buffalo Wild Wings restaurant averaged $291,000 in the second quarter of 2015. Preopening costs per new restaurant averaged $269,000 in the second quarter of 2014.
Loss on asset disposals and impairment increased by $1.1 million to $2.3 million in 2015 from $1.2 million in 2014. The expense in 2015 represented two store closures, disposals due to remodels, and the write-off of miscellaneous equipment. The expense in 2014 represented asset impairment, the write-off of miscellaneous equipment, and disposals due to remodels.
Provision for income taxes decreased $1.3 million to $10.3 million in 2015 from $11.6 million in 2014. The effective tax rate as a percentage of income before taxes decreased to 32.4% in 2015 from 32.8% in 2014. We estimate our effective tax rate in 2015 will be about 33% based on federal and state tax rates and credits currently in effect.

Results of Operations for the Six Months Ended June 28, 2015 and June 29, 2014
Restaurant sales increased by $128.7 million, or 18.7%, to $816.8 million in 2015 from $688.1 million in 2014. The increase in restaurant sales was due to a $94.6 million increase associated with 28 new company-owned restaurants that opened or were acquired in 2015 and the company-owned restaurants that opened or were acquired before 2015 that did not meet the criteria for same-store sales for all or part of the six-month period, and $34.1 million related to a 5.6% increase in same-store sales.
Franchise royalties and fees increased by $4.4 million, or 9.6%, to $50.1 million in 2015 from $45.8 million in 2014. The increase was primarily due to royalties related to additional sales at eight more franchised Buffalo Wild Wings restaurants in operation at the end of the period compared to the same period in 2014. Same-store sales for franchised Buffalo Wild Wings restaurants increased 4.2% in the first six months of 2015.
Cost of sales increased by $49.2 million, or 25.3%, to $243.5 million in 2015 from $194.3 million in 2014 due primarily to more restaurants being operated in 2015. Cost of sales as a percentage of restaurant sales increased to 29.8% in 2015 from 28.2% in 2014, primarily due to higher chicken wing prices. During the first six months of 2015, the average cost per pound for traditional wings increased by 33.1% over the same period in 2014.
Labor expenses increased by $46.9 million, or 22.1%, to $259.7 million in 2015 from $212.8 million in 2014 due primarily to more restaurants being operated in 2015. Labor expenses as a percentage of restaurant sales increased to 31.8% in 2015 from 30.9% in 2014. Cost of labor as a percentage of restaurant sales increased primarily due to our addition of Guest Experience Captains during the last year and increases in wage rates and benefit costs.
Operating expenses increased by $16.3 million, or 16.5%, to $115.4 million in 2015 from $99.1 million in 2014 due primarily to more restaurants being operated in 2015. Operating expenses as a percentage of restaurant sales decreased to 14.1% in 2015 from 14.4% in 2014, due primarily to leveraging advertising and utility expenses on sales growth.
Occupancy expenses increased by $6.1 million, or 15.9%, to $44.3 million in 2015 from $38.3 million in 2014 due primarily to more restaurants being operated in 2015. Occupancy expenses as a percentage of restaurant sales decreased to 5.4% in 2015 from 5.6% in 2014 due primarily to leveraging rent costs with the same-store sales increase.
Depreciation and amortization increased by $10.7 million, or 23.0%, to $57.3 million in 2015 from $46.6 million in 2014. The increase was primarily due to the additional depreciation related to the 68 additional company-owned restaurants compared to the same period in 2014.
General and administrative expenses increased by $5.8 million, or 10.0%, to $64.2 million in 2015 from $58.4 million in 2014 primarily due to additional headcount. General and administrative expenses as a percentage of total revenue decreased to 7.4% in 2015 from 8.0% in 2014 due partially to a decrease in stock-based compensation expense. Exclusive of stock-based compensation, our general and administrative expenses as a percentage of revenue decreased to 6.6% in 2015 from 6.9% in 2014 primarily due to decreased incentive compensation expense.
Preopening costs decreased by $0.3 million to $4.5 million in 2015 from $4.8 million in 2014. In 2015, we incurred costs of $3.3 million for 12 new company-owned restaurants opened in the first six months of 2015 and costs of $1.2 million for restaurants that will open in the third quarter of 2015 or later. In 2014, we incurred costs of $3.8 million for 16 new company-owned restaurants opened in the first six months of 2014 and costs of $0.8 million for restaurants that opened in the third quarter of 2014 or later.
Loss on asset disposals and impairment increased by $0.9 million to $2.9 million in 2015 from $2.0 million in 2014. The expense in 2015 represented two store closures, the write-off of miscellaneous equipment, and disposals due to remodels. The expense in 2014 represented asset impairment, the write-off of miscellaneous equipment and disposals due to remodels.
Provision for income taxes decreased $1.1 million to $24.7 million in 2015 from $25.8 million in 2014. The effective tax rate as a percentage of income before taxes decreased to 32.9% in 2015 from 33.2% in 2014.
Liquidity and Capital Resources
Our primary liquidity and capital requirements have been for constructing, remodeling and maintaining our new and existing company-owned restaurants; working capital; acquisitions; improving technology; and other general business needs. We fund these expenses, except for acquisitions, primarily with cash from operations. Depending on the size of the transaction, acquisitions or investments would generally be funded from cash and marketable securities balances or using our revolving credit facility. On July 10, 2015, we agreed to purchase 39 existing Buffalo Wild Wings restaurants and 2 Buffalo Wild Wings restaurants under construction and we expect to complete the transaction in the third quarter of 2015. The total cash purchase price for these assets is approximately $160.0 million and is expected to be funded with cash, marketable securities, and our revolving credit facility. As a result of this transaction, and in order to have access to funds for potential future acquisitions, we increased our borrowing capacity under our revolving credit facility on July 22, 2015 from $100.0 million to $200.0 million.

The cash and marketable securities balance at June 28, 2015 was $91.9 million. We invest our cash balances in debt securities with the focus on protection of principal, adequate liquidity, and return on investment based on risk. Our marketable securities balance consists of mutual funds held for our deferred compensation plan and debt securities.
For the six months ended June 28, 2015, net cash provided by operating activities was $100.9 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, including a decrease in deferred tax liabilities, and a decrease in income taxes receivable, partially offset by an increase in prepaid expenses. The decrease in deferred tax liabilities was primarily due to unwinding bonus depreciation. The decrease in income taxes receivable was primarily due to the timing of tax payments and the increase in prepaid expenses was primarily due to the timing of rent payments.
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
For the six months ended June 28, 2015 and June 29, 2014, net cash used in investing activities was $114.5 million and $69.9 million, respectively. Investing activities included purchases of property and equipment related to the additional company-owned restaurants and restaurants under construction in both periods as well as the acquisition of 16 franchised restaurants in 2015. During the first six months of 2015 and 2014, we opened or purchased 28 and 16 restaurants, respectively. In 2015, we expect capital expenditures of approximately $113.7 million for the cost of 50 new or relocated company-owned Buffalo Wild Wings restaurants, $26.6 million for technology improvements on our restaurant and corporate systems, and $37.3 million for capital expenditures at our existing restaurants. In the first six months of 2015, we purchased $12.3 million of marketable securities and we received proceeds of $14.2 million as our marketable securities were sold. In the first six months of 2014, we purchased $12.0 million of marketable securities.
For the six months ended June 28, 2015 and June 29, 2014, net cash used in financing activities was $5.8 million and $5.7 million, respectively. Net cash used in financing activities for 2015 resulted from tax payments for restricted stock units of $7.6 million, partially offset by proceeds from the issuance of common stock of $1.6 million and the excess tax benefit from stock issuance of $0.3 million. Net cash used in financing activities for 2014 resulted primarily from tax payments for restricted stock units of $7.5 million, partially offset by proceeds the issuance of common stock of $1.7 million and the excess tax benefit from stock issuance of $0.1 million. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2015.
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
The following table presents a summary of our contractual operating lease obligations and commitments as of June 28, 2015:

		Payments Due By Period (in thousands)
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$650,322	72,372	139,389	120,592	317,969
Commitments for restaurants under development	81,736	3,988	11,102	11,170	55,476
Total	$732,058	76,360	150,491	131,762	373,445
We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Depending on the size of the transaction, acquisitions or investments would generally be funded from cash balances or using our revolving credit facility. Our future cash outflows related to income tax uncertainties amounted to $729,000 as of June 28, 2015. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.
Off-Balance Sheet Arrangements
As of June 28, 2015, we had no off-balance sheet arrangements or transactions.

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

Commodity Price Risk
Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product and supply risks. We negotiate directly with independent suppliers for our supply of food and other products. Domestically, we have a distribution contract with McLane Company, Inc. that covers food, paper, and non-food products. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. One of the primary food products used by company-owned and franchised Buffalo Wild Wings restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. Chicken wings accounted for approximately 25.4% and 21.4% of our cost of sales in the second quarters of 2015 and 2014, respectively, with a quarterly average price per pound of $1.79 and $1.42, respectively.
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
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Occasionally, we are a defendant in litigation arising in the ordinary course of our business, including claims arising from personal injuries, contract claims, wage and hour claims, franchise-related claims, dram shop claims, employment-related claims and claims from guests or employees alleging injury, illness or other food quality, health or operational concerns. To date, none of these types of litigation, most of which are typically covered by insurance, has had a material effect on us. We have insured and continue to insure against most of these types of claims. A judgment on any claim not covered by or in excess of our insurance coverage could adversely affect our financial condition or results of operations.
ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES
This table below provides information with respect to our purchase of shares of Buffalo Wild Wings common stock during the three months ended June 28, 2015:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
March 30, 2015, through April 26, 2015	48	$190.18	—	—
April 27, 2015, through May 24, 2015	—	—	—	—
May 25, 2015, through June 28, 2015	—	—	—	—
Total	48	$190.18	—	—

(a)	All such shares were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6. EXHIBITS
See the Exhibit Index following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	July 31, 2015	BUFFALO WILD WINGS, INC.

		By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer (principal executive officer)

		By:	/s/ Mary J. Twinem
Mary J. Twinem, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX
BUFFALO WILD WINGS, INC.
FORM 10-Q FOR QUARTER ENDED JUNE 28, 2015

Exhibit Number	Description
2.1
Asset Purchase Agreement, dated July 10, 2015, by and among Alamowing Development, LLC; B III Wing, LLC; RioWing Development, LLC; AlamoWing NM Partners, LLC; AlamoWing NM Partners II, LLC; SOUTHSEAS WINGS, LLC; the subsidiary and affiliate operating entities and individual principal beneficial owners listed therein, FMP SA Management Group, LLC, solely in its capacity as the Seller Representative, and Blazin Wings, Inc. (incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed July 14, 2015).

3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2008, file no. 000-24743).

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed May 27, 2009, file no. 000-24743).

10.1	Employment Agreement dated May 19, 2015 with Emily C. Decker.

10.2	Second Amendment to Credit Agreement dated as of July 22, 2015 among Buffalo Wild Wings, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

101
The following financial statements from the Company’s 10-Q for the fiscal quarter ended June 28, 2015, formatted in XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Earnings, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements.