Form 10-Q
period 2015-09-27
BUFFALO WILD WINGS INC
filed 2015-10-30
CIK 1062449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2015

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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐   NO  ☒
The number of shares outstanding of the registrant’s common stock as of October 28, 2015: 19,045,054 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(unaudited)

	September 27, 2015	December 28, 2014
Assets
Current assets:
Cash and cash equivalents	$11,479	93,329
Marketable securities	8,721	19,547
Accounts receivable, net of allowance of $25	35,168	28,322
Inventory	13,378	11,893
Prepaid expenses	8,815	4,215
Refundable income taxes	10,322	9,779
Deferred income taxes	17,419	15,807
Restricted assets	48,400	81,037
Total current assets	153,702	263,929

Property and equipment, net	604,300	494,401
Reacquired franchise rights, net	132,993	37,631
Other assets	28,424	19,399
Goodwill	99,678	38,106
Total assets	$1,019,097	853,466

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$2,148	2,099
Accounts payable	55,573	37,241
Accrued compensation and benefits	40,613	59,161
Accrued expenses	19,624	16,573
Current portion of long-term debt	1,927	—
Current portion of deferred lease credits	—	743
Due to related party	31,634	—
System-wide payables	48,778	79,668
Total current liabilities	200,297	195,485

Long-term liabilities:
Other liabilities	17,674	6,388
Deferred income taxes	27,191	39,815
Long-term debt	74,856	—
Deferred lease credits	44,170	37,479
Total liabilities	364,188	279,167

Commitments and contingencies (note 10)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 19,033,253 and 18,937,131, respectively	160,510	148,114
Retained earnings	497,493	427,695
Accumulated other comprehensive loss	(3,466)	(2,096)
Total stockholders’ equity	654,537	573,713
Noncontrolling interests	372	586
Total equity	654,909	574,299
Total liabilities and equity	$1,019,097	853,466

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Revenue:
Restaurant sales	$431,763	350,524	1,248,595	1,038,610
Franchise royalties and fees	23,763	22,934	73,904	68,697
Total revenue	455,526	373,458	1,322,499	1,107,307
Costs and expenses:
Restaurant operating costs:
Cost of sales	126,878	101,886	370,398	296,210
Labor	138,897	111,897	398,585	324,663
Operating	63,343	52,364	178,716	151,419
Occupancy	24,210	19,796	68,554	58,048
Depreciation and amortization	33,610	24,776	90,887	71,354
General and administrative	33,714	27,784	97,937	86,163
Preopening	4,777	3,594	9,251	8,369
Loss on asset disposals and impairment	1,269	1,371	4,180	3,369
Total costs and expenses	426,698	343,468	1,218,508	999,595
Income from operations	28,828	29,990	103,991	107,712
Other expense	(1,400)	(236)	(1,434)	(128)
Earnings before income taxes	27,428	29,754	102,557	107,584
Income tax expense	8,261	8,001	32,973	33,812
Net earnings including noncontrolling interests	19,167	21,753	69,584	73,772
Net loss attributable to noncontrolling interests	(69)	—	(214)	—
Net earnings attributable to Buffalo Wild Wings	$19,236	21,753	69,798	73,772
Earnings per common share – basic	$1.01	1.15	3.67	3.90
Earnings per common share – diluted	$1.00	1.14	3.65	3.89
Weighted average shares outstanding – basic	19,022	18,923	19,006	18,900
Weighted average shares outstanding – diluted	19,167	19,021	19,118	18,985

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net earnings including noncontrolling interests	$19,167	21,753	69,584	73,772
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(705)	(529)	(1,370)	(565)
Other comprehensive loss, net of tax	(705)	(529)	(1,370)	(565)
Comprehensive income including noncontrolling interests	18,462	21,224	68,214	73,207
Comprehensive income attributable to noncontrolling interests	(69)	—	(214)	—
Comprehensive income attributable to Buffalo Wild Wings	$18,531	21,224	68,428	73,207

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	Nine months ended
	September 27, 2015	September 28, 2014
Cash flows from operating activities:
Net earnings including noncontrolling interests	$69,584	73,772
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	86,119	67,932
Amortization	4,768	3,422
Loss on asset disposals and impairment	4,180	3,369
Deferred lease credits	4,260	4,209
Deferred income taxes	(13,561)	(18,774)
Stock-based compensation	11,689	10,251
Excess tax benefit from stock issuance	(1,088)	217
Change in operating assets and liabilities, net of effect of acquisitions:
Trading securities	(173)	(657)
Accounts receivable	(4,982)	(3,323)
Inventory	(421)	(400)
Prepaid expenses	(868)	(7,245)
Other assets	74	(160)
Unearned franchise fees	104	333
Accounts payable	6,901	4,128
Income taxes	545	6,541
Accrued expenses	(248)	99
Net cash provided by operating activities	166,883	143,714
Cash flows from investing activities:
Acquisition of property and equipment	(124,233)	(95,347)
Acquisition of businesses	(209,713)	(7,307)
Purchase of marketable securities	(12,301)	(17,993)
Proceeds from marketable securities	23,300	—
Net cash used in investing activities	(322,947)	(120,647)
Cash flows from financing activities:
Proceeds from line of credit	197,422	—
Repayments of line of credit	(150,467)	—
Proceeds from related party borrowing	31,634	—
Other financing activities	(580)	—
Issuance of common stock	2,903	1,829
Excess tax benefit from stock issuance	1,088	(217)
Tax payments for restricted stock units	(7,847)	(7,474)
Net cash provided by (used in) financing activities	74,153	(5,862)
Effect of exchange rate changes on cash and cash equivalents	61	(612)
Net increase (decrease) in cash and cash equivalents	(81,850)	16,593
Cash and cash equivalents at beginning of period	93,329	57,502
Cash and cash equivalents at end of period	$11,479	74,095

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 27, 2015 AND SEPTEMBER 28, 2014
(Dollar amounts in thousands except share and per share data)
(unaudited)

(1)	Basis of Financial Statement Presentation
The consolidated financial statements as of September 27, 2015 and December 28, 2014, and for the three-month and nine-month periods ended September 27, 2015 and September 28, 2014 have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information as of September 27, 2015 and for the three-month and nine-month periods ended September 27, 2015 and September 28, 2014 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.
References in the remainder of this document to “company,” “we,” “us” and “our” refer to the business of Buffalo Wild Wings, Inc. and our subsidiaries. We operate Buffalo Wild Wings®, PizzaRev®, and R Taco® restaurants as well as sell Buffalo Wild Wings and R Taco restaurant franchises. We operate as a single segment for reporting purposes.
The financial information as of December 28, 2014 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 28, 2014, which is included in Item 8 in the fiscal 2014 Annual Report on Form 10-K and should be read in conjunction with such financial statements.
The results of operations for the three-month and nine-month period ended September 27, 2015 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 27, 2015.

(2)	Summary of Significant Accounting Policies

(a)	Inventories
Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Cash flows related to inventory sales are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.
We purchase products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. One of the primary food products used by our restaurants and our franchised restaurants is chicken wings. The price we pay for chicken wings is determined based on the average of the previous month’s wing market plus mark-up for processing and distribution. For the three-month periods ended September 27, 2015 and September 28, 2014, chicken wings were 24.9% and 22.8%, respectively, of restaurant cost of sales. For the nine-month periods ended September 27, 2015 and September 28, 2014, chicken wings were 25.6% and 21.6% of restaurant cost of sales, respectively.

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
•Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of September 27, 2015:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Marketable Securities	$8,721	—	—	8,721
The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 28, 2014:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$62,510	3,000	—	65,510
Marketable Securities	8,551	10,996	—	19,547
Restricted Assets	3,028	—	—	3,028
Our cash equivalents were comprised of money market funds and commercial paper which were valued using the Level 1 and Level 2 approach, respectively. Our marketable securities were classified as trading securities and available-for-sale securities. Our trading securities were comprised of investments held for future needs of our non-qualified deferred compensation plan and were reported at fair market value, using the “market approach” valuation technique. The “market approach” valuation method uses prices and other relevant information observable in market transactions involving identical or comparable assets and is a Level 1 approach. Our available-for-sale securities were comprised of commercial paper and other highly liquid assets and were valued using a Level 2 approach. Our restricted assets included money market mutual funds and were valued using the Level 1 approach.
There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the nine-month periods ended September 27, 2015 and September 28, 2014.

(4)	Marketable Securities
Marketable securities consisted of the following:

	September 27, 2015	December 28, 2014
Available-for-sale
Municipal securities	$—	10,996
Trading
Mutual funds	8,721	8,551
Total	$8,721	19,547
Purchases of available-for-sale securities totaled $12,301 and proceeds from sales of available-for-sale securities totaled $23,300 for the nine-month period ended September 27, 2015. Purchases totaled $17,993 and there were no sales of available-for-sale securities for the nine-month period ended September 28, 2014.

(5)	Property and Equipment
Property and equipment consisted of the following:

	September 27, 2015	December 28, 2014
Construction in process	$40,757	12,391
Buildings	115,634	80,811
Furniture, fixtures, and equipment	347,392	301,568
Leasehold improvements	524,723	461,155
Property and equipment, gross	1,028,506	855,925
Less accumulated depreciation	(424,206)	(361,524)
Property and equipment, net	$604,300	494,401

(6)	Revolving Credit Facility
We have a $200,000 unsecured revolving credit facility that is scheduled to expire on July 15, 2018. Loans under the facility bear interest at a rate per annum equal to, at our election, either (i) LIBOR for an interest period of one month, reset daily, plus the applicable margin based on the consolidated total leverage ratio parameters in the table below, or (ii) LIBOR for an interest period of one, two, three, six or twelve months, reset at the end of the selected interest period, plus the applicable margin based on the consolidated total leverage ratio in the table below. As of September 27, 2015, we had an outstanding balance of $46,955 under the facility, which was included in long-term debt.
There is a commitment fee on the average unused portion of the facility at a rate per annum based on the consolidated total leverage ratio parameters in the table below.

		Revolving Credit Loans
Consolidated Total Leverage Ratio	Commitment Fee	LIBOR+	Floating Rate+
Less than or equal to 0.50	0.125%	0.875%	0.875%
Greater than or equal to 0.51 and less than or equal to 0.75	0.125%	1.000%	1.000%
Greater than or equal to 0.76 and less than or equal to 1.50	0.150%	1.125%	1.125%
Greater than 1.50	0.200%	1.250%	1.250%

The Credit Agreement requires us to maintain (a) consolidated coverage ratio as of the end of each fiscal quarter at no less than 2.50 to 1.00, (b) consolidated total leverage ratio as of the end of each fiscal quarter at no more than 2.00 to 1.00 and (c) minimum EBITDA during any consecutive four-quarter period at no less than $150,000. The Credit Agreement also contains other customary affirmative and negative covenants, including covenants that restrict the right of the Company and its subsidiaries to merge, to lease, sell or otherwise dispose of assets, to make investments and to grant liens on their assets. As of September 27, 2015, we were in compliance with all of these covenants.

(7)	Stockholder’s Equity

(a)	Stock Options
We have 5.4 million shares of common stock reserved for issuance under our Equity Incentive Plan (Plan) for our employees, officers, and directors. The exercise price for stock options issued under the Plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven years. Nonqualified stock options issued pursuant to the Plan have a four-year vesting period and have a contractual life of seven years. Incentive stock options may be granted under this Plan until March 12, 2022. We issue new shares of common stock upon exercise of stock options. Option activity is summarized for the nine months ended September 27, 2015 as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, December 28, 2014	158,879	$78.90	3.7	$16,553
Granted	29,270	182.73
Exercised	(32,323)	65.48
Cancelled	(645)	112.01
Outstanding, September 27, 2015	155,181	$101.14	3.7	$14,837
Exercisable, September 27, 2015	82,604	65.39	2.3	10,851
The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $196.75 as of the last business day of the nine-month period ended September 27, 2015, which would have been received by the optionees had all options been exercised and sold on that date. As of September 27, 2015, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2,386, which is expected to be recognized over a weighted average period of approximately 2.5 years. During the nine-month periods ended September 27, 2015 and September 28, 2014, the total intrinsic value of stock options exercised was $4,012 and $2,685, respectively. During the nine-month periods ended September 27, 2015 and September 28, 2014, the weighted average grant date fair value of options granted was $59.11 and $50.23, respectively. No shares were vested during the nine-month periods ended September 27, 2015 or September 28, 2014.
The Plan had 883,580 shares available for grant as of September 27, 2015.

(b)	Restricted Stock Units
Restricted stock units are granted annually under the Plan at the discretion of the Compensation Committee of our Board of Directors.
We grant restricted stock units subject to three-year cliff vesting and a cumulative three-year earnings target. The number of units that vest at the end of the three-year period is based on performance against the target. These restricted stock units are subject to forfeiture if they have not vested at the end of the three-year period. Stock-based compensation is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date through the end of the performance period.
For each grant, restricted stock units meeting the performance criteria will vest as of the end of the third fiscal year in the performance period, subject to a Plan-specified maximum number of shares that may be issued to any individual in any year in settlement of restricted stock units. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required minimum employee withholding taxes. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for the nine months ended September 27, 2015 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 28, 2014	265,989	$108.82
Granted	99,701	180.60
Vested	(24,257)	98.20
Cancelled	(13,185)	125.13
Outstanding, September 27, 2015	328,248	$130.75
As of September 27, 2015, the total stock-based compensation expense related to nonvested awards not yet recognized was $19,846, which is expected to be recognized over a weighted average period of 1.8 years. The weighted average grant date fair value of restricted stock units granted during the nine-month periods ended September 27, 2015 and September 28, 2014 was $180.60 and $147.46, respectively. During the nine-month periods ended September 27, 2015 and September 28, 2014, we recognized $10,214 and $9,005, respectively, of stock-based compensation expense related to restricted stock units.

(c)	Employee Stock Purchase Plan
We have reserved 600,000 shares of common stock for issuance under our Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the nine-month periods ended September 27, 2015, and September 28, 2014, we issued 8,747 and 8,037 shares of common stock, respectively, under the ESPP. As of September 27, 2015, we had 195,521 shares available for future issuance under the ESPP.

(8)	Earnings Per Common Share
The following is a reconciliation of basic and fully diluted earnings per common share for the three-month and nine-month periods ended September 27, 2015 and September 28, 2014:

	Three Months Ended September 27, 2015
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$19,236
Earnings per common share	19,236	19,022,111	$1.01
Effect of dilutive securities – stock options	—	74,204
Effect of dilutive securities – restricted stock units	—	70,344
Earnings per common share – assuming dilution	$19,236	19,166,659	$1.00

	Three Months Ended September 28, 2014
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$21,753
Earnings per common share	21,753	18,922,923	$1.15
Effect of dilutive securities – stock options	—	69,800
Effect of dilutive securities – restricted stock units	—	27,967
Earnings per common share – assuming dilution	$21,753	19,020,690	$1.14

	Nine Months Ended September 27, 2015
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$69,798
Earnings per common share	69,798	19,005,859	$3.67
Effect of dilutive securities – stock options	—	76,080
Effect of dilutive securities – restricted stock units	—	35,932
Earnings per common share – assuming dilution	$69,798	19,117,871	$3.65

	Nine Months Ended September 28, 2014
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$73,772
Earnings per common share	73,772	18,899,881	$3.90
Effect of dilutive securities – stock options	—	75,681
Effect of dilutive securities – restricted stock units	—	9,322
Earnings per common share – assuming dilution	$73,772	18,984,884	$3.89
The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been antidilutive or were performance-granted shares for which the performance criteria had not yet been met:

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Stock options	33,327	25,035	37,986	25,035
Restricted stock units	257,904	339,114	292,316	357,759

(9)	Supplemental Disclosures of Cash Flow Information

	Nine months ended
	September 27, 2015	September 28, 2014
Cash paid during the period for:
Income taxes	$45,777	46,227
Interest	586	114
Noncash financing and investing transactions:
Property and equipment not yet paid for	10,888	5,232
Issuance of note payable for investment in subsidiary	—	2,375
Increase in asset retirement obligation asset and liability	1,096	—
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
(11)Acquisition of Businesses
During the nine-month period ended September 27, 2015, we acquired 54 existing Buffalo Wild Wings and 1 R Taco restaurant and 4 Buffalo Wild Wings restaurants under construction through five acquisitions. The total purchase price of $209,713 for franchised restaurants acquired during nine-month period ended September 27, 2015, was funded by cash from operations, the sale of marketable securities, and proceeds from our revolving credit facility. The acquisitions were accounted for as business combinations.
The purchase price for our two most recent acquisitions, comprising 47 Buffalo Wild Wings restaurants, has been preliminarily allocated based on fair value estimates of the assets acquired and liabilities assumed. The preliminary purchase price allocation is subject to an independent valuation of the fair value of the assets acquired and liabilities assumed and management's final review. Changes to the preliminary purchase price allocation will primarily relate to property, plant, and equipment, capital lease obligations, and reacquired franchise rights. Therefore, there could be material adjustments to our financial statements as a result of adjustments to the preliminary purchase price allocation.

Nine Months Ended
September 27, 2015
Inventory, prepaids, and other assets	$14,036
Property and equipment	65,623
Lease and other liabilities	(1,690)
Reacquired franchise rights	100,090
Capital lease obligations	(29,975)
Goodwill	61,629
Total purchase price	$209,713
The excess of the purchase price over the aggregate fair value of assets acquired and liabilities assumed was preliminarily allocated to goodwill. The results of operations of these locations are included in our consolidated statement of earnings as of the date of acquisition. The acquisitions had an immaterial impact on net earnings for the nine-month period ended September 27, 2015. Pro forma results are not presented, as the acquisitions were not considered material to our consolidated results of operations.

(12)	Related Party Transactions
As of September 27, 2015, we had borrowed a total of $31,634 from our national advertising fund and gift card fund. The borrowing bears no interest and is payable on demand.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 28, 2014. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for 2015 and 2016, cash requirements, and our expected store openings and preopening costs. Such statements are forward-looking and speak only as of the date on which they are made. Actual results are subject to various risks and uncertainties including, but not limited to, those discussed in this Form 10-Q under Item 2 of Part I as well as in Item 1A of Part I of the fiscal 2014 Form 10-K. Information included in this discussion and analysis includes commentary on company-owned and franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Buffalo Wild Wings, Inc. concepts and the overall health of the concepts. Franchise information also provides an understanding of our revenues because franchise royalties and fees are based on the opening of franchised units and their sales. However, franchise sales and same-store sales information does not represent sales in accordance with U. S. generally accepted accounting principles (GAAP), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.
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
Overview
As of September 27, 2015, we owned and operated 573 company-owned restaurants, including 568 Buffalo Wild Wings®, 2 PizzaRev®, and 3 R Taco®restaurants in the United States and Canada. We also franchised an additional 569 restaurants, including 563 Buffalo Wild Wings restaurants and 6 R Taco restaurants. We are building for long-term future earnings growth by investing in Buffalo Wild Wings, PizzaRev, and R Taco in the United States and Canada and through international franchising of Buffalo Wild Wings. These investments will allow us to achieve our vision of being a company of 3,000 restaurants worldwide.
We expect to open approximately 50 company-owned and 45 franchised Buffalo Wild Wings restaurants in 2015. Based on our year-to-date results and updated outlook for the fourth quarter, we anticipate single-digit net earnings growth for 2015. As we look forward to 2016, we will continue our restaurant expansion, opening approximately 50 company-owned Buffalo Wild Wings in 2016. We expect our franchisees to open approximately 45 Buffalo Wild Wings restaurants in 2016. As a result of this unit expansion combined with our ongoing sales and operational initiatives, we believe net earnings growth in 2016 should exceed 20%. Our growth and success depend on several factors and trends. First, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, therefore, cash flow per location. We remain committed to high quality operations and guest experience.

Our revenue is generated by:

•
Sales at our company-owned restaurants, which represented 95% of total revenue in the third quarter of 2015. Food and nonalcoholic beverages accounted for 80% of restaurant sales. The remaining 20% of restaurant sales was from alcoholic beverages. The menu items with the highest sales volumes are boneless and traditional wings, each representing 21% of restaurant sales.

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
We operate on a 52- or 53-week fiscal year ending on the last Sunday in December. Both of the third quarters of 2015 and 2014 consisted of 13 weeks.
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

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Revenue:
Restaurant sales	94.8%	93.9	94.4	93.8
Franchise royalties and fees	5.2	6.1	5.6	6.2
Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Restaurant operating costs:
Cost of sales	29.4	29.1	29.7	28.5
Labor	32.2	31.9	31.9	31.3
Operating	14.7	14.9	14.3	14.6
Occupancy	5.6	5.6	5.5	5.6
Depreciation and amortization	7.4	6.6	6.9	6.4
General and administrative	7.4	7.4	7.4	7.8
Preopening	1.0	1.0	0.7	0.8
Loss on asset disposals and impairment	0.3	0.4	0.3	0.3
Total costs and expenses	93.7	92.0	92.1	90.3
Income from operations	6.3	8.0	7.9	9.7
Other expense	(0.3)	(0.1)	(0.1)	(0.0)
Earnings before income taxes	6.0	8.0	7.8	9.7
Income tax expense	1.8	2.1	2.5	3.1
Net earnings including noncontrolling interests	4.2	5.8	5.3	6.7
Net loss attributable to noncontrolling interests	(0.0)	0.0	(0.0)	0.0
Net earnings attributable to Buffalo Wild Wings	4.2%	5.8	5.3	6.7

The number of company-owned and franchised restaurants open are as follows:

	Nine months ended
	September 27, 2015			September 28, 2014
	Corporate	Franchise	Total	Corporate	Franchise	Total
Buffalo Wild Wings
Beginning of period	487	584	1,071	434	559	993
Opened	29	37	66	24	32	56
Acquired	54	(54)	—	3	(3)	—
Closed/Relocated	(2)	(4)	(6)	(2)	(7)	(9)
End of period	568	563	1,131	459	581	1,040
R Taco
Beginning of period	2	7	9	—	—	—
Opened	—	—	—	—	—	—
Acquired	1	(1)	—	2	7	9
Closed/Relocated	—	—	—	—	—	—
End of period	3	6	9	2	7	9
PizzaRev
Beginning of period	2	n/a	2	—	n/a	—
Opened	—	n/a	—	2	n/a	2
Acquired	—	n/a	—	—	n/a	—
Closed/Relocated	—	n/a	—	—	n/a	—
End of period	2	n/a	2	2	n/a	2
Consolidated
End of the period	573	569	1,142	463	588	1,051
The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Company-owned restaurant sales	$431,763	350,524	1,248,595	1,038,610
Franchised restaurant sales	465,515	461,773	1,461,104	1,381,380
Increases in comparable same-store sales for Buffalo Wild Wings restaurants are as follows (based on restaurants operating at least fifteen months):

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Company-owned same-store sales	3.9%	6.0	5.0	6.8
Franchised same-store sales	1.2	5.7	3.3	5.7
The average prices paid per pound for chicken wings for company-owned Buffalo Wild Wings restaurants are as follows:

	Three months ended		Nine months ended
	September 27, 2015	September 28, 2014	September 27, 2015	September 28, 2014
Average price per pound	$1.79	1.50	1.83	1.44
The following comparison includes results of operations of Buffalo Wild Wings, PizzaRev and R Taco restaurants. Any impact from PizzaRev and R Taco restaurants is immaterial unless separately noted.

Results of Operations for the Three Months Ended September 27, 2015 and September 28, 2014
Restaurant sales increased by $81.2 million, or 23.2%, to $431.8 million in 2015 from $350.5 million in 2014. The increase in restaurant sales was due to a $69.8 million increase associated with 84 company-owned restaurants that opened or were acquired in 2015 and the company-owned restaurants that opened or were acquired before 2015 that did not meet the criteria for same-store sales for all or part of the three-month period, and $11.4 million related to a 3.9% increase in same-store sales at Buffalo Wild Wings restaurants.
Franchise royalties and fees increased by $0.8 million, or 3.6%, to $23.8 million in 2015 from $22.9 million in 2014. The increase was due to increased international franchise fees as well as an increase in royalties due to an increase in same-store sales for the franchised Buffalo Wild Wings restaurants in operation at the end of the period compared to the same period in 2014. Same-store sales for franchised Buffalo Wild Wings restaurants increased 1.2% in the third quarter of 2015.
Cost of sales increased by $25.0 million, or 24.5%, to $126.9 million in 2015 from $101.9 million in 2014 due primarily to more restaurants being operated in 2015. Cost of sales as a percentage of restaurant sales increased to 29.4% in 2015 from 29.1% in 2014, primarily due to higher chicken wing prices. During the third quarter of 2015, the average cost per pound for traditional wings was $1.79, a 19.3% increase over the same period in 2014.
Labor expenses increased by $27.0 million, or 24.1%, to $138.9 million in 2015 from $111.9 million in 2014 due primarily to more restaurants being operated in 2015. Labor expenses as a percentage of restaurant sales increased to 32.2% in 2015 from 31.9% in 2014. Cost of labor as a percentage of restaurant sales increased primarily due to worker's compensation and health insurance costs as well as higher hourly labor expenses related to our acquisitions.
Operating expenses increased by $11.0 million, or 21.0%, to $63.3 million in 2015 from $52.4 million in 2014 due primarily to more restaurants being operated in 2015. Operating expenses as a percentage of restaurant sales decreased to 14.7% in 2015 from 14.9% in 2014. The decrease in operating expenses as a percentage of restaurant sales was driven by lower advertising costs per restaurant, partially offset by increased repair and maintenance costs related to acquisitions.
Occupancy expenses increased by $4.4 million, or 22.3%, to $24.2 million in 2015 from $19.8 million in 2014 due primarily to more restaurants being operated in 2015. Occupancy expenses as a percentage of restaurant sales remained consistent at 5.6% in 2015 and 2014.
Depreciation and amortization increased by $8.8 million, or 35.7%, to $33.6 million in 2015 from $24.8 million in 2014. The increase was primarily due to the additional depreciation related to the 110 additional company-owned restaurants compared to the same period in 2014. Depreciation and amortization as a percentage of total revenue increased to 7.4% in 2015 from 6.6% in 2014. The increase was due to amortization of reacquired franchise rights and depreciation related to capital leases acquired as part of our acquisitions.
General and administrative expenses increased by $5.9 million, or 21.3%, to $33.7 million in 2015 from $27.8 million in 2014 primarily due to additional headcount. General and administrative expenses as a percentage of total revenue remained consistent at 7.4% in 2015 and 2014. Excluding stock-based compensation of $4.5 million in the third quarter and $2.6 million in the prior year, G & A expenses for the third quarter would have totaled $29.3 million or 6.4% of total revenue, compared to 6.7% last year. The decrease was primarily due to decreases in professional fees and lower salaries and bonuses as a percentage of sales, partially offset by increased legal fees and acquisition-related costs.
Preopening costs increased by $1.2 million to $4.8 million in 2015 from $3.6 million in 2014. In 2015, we incurred costs of $3.3 million for 17 new company-owned Buffalo Wild Wings restaurants opened in the third quarter of 2015 and costs of $1.5 million for restaurants that will open in the fourth quarter of 2015 or later. In 2014, we incurred costs of $2.2 million for ten new company-owned restaurants opened in the third quarter of 2014 and costs of $1.4 million for restaurants that opened in the fourth quarter of 2014 or later. Preopening costs per new company-owned Buffalo Wild Wings restaurant averaged $253,000 in the third quarter of 2015. Preopening costs per new company-owned Buffalo Wild Wings restaurant averaged $314,000 in the third quarter of 2014.
Loss on asset disposals and impairment decreased by $0.1 million to $1.3 million in 2015 from $1.4 million in 2014. The expense in 2015 represented disposals due to remodels, and the write-off of miscellaneous equipment. The expense in 2014 represented asset impairment, the write-off of miscellaneous equipment, and disposals due to remodels.
Other expense increased to $1.4 million in 2015 from $0.2 million in 2014. Other expense in 2015 consisted primarily of interest expense on the outstanding balance of our revolving credit facility and capital lease obligations and a loss on the investments held for our deferred compensation plan. Other expense in 2014 was primarily related to a loss on our minority investment in Pie Squared Holdings.
Provision for income taxes decreased $0.3 million to $8.3 million in 2015 from $8.0 million in 2014. The effective tax rate as a percentage of income before taxes increased to 30.1% in 2015 from 26.9% in 2014. We estimate our effective tax rate in 2015 will be about 32% based on federal and state tax rates and credits currently in effect.

Results of Operations for the Nine Months Ended September 27, 2015 and September 28, 2014
Restaurant sales increased by $0.2 billion, or 20.2%, to $1.2 billion in 2015 from $1.0 billion in 2014. The increase in restaurant sales was due to a $164.5 million increase associated with 84 new company-owned restaurants that opened or were acquired in 2015 and the company-owned restaurants that opened or were acquired before 2015 that did not meet the criteria for same-store sales for all or part of the nine-month period, and $45.5 million related to a 5.0% increase in same-store sales.
Franchise royalties and fees increased by $5.2 million, or 7.6%, to $73.9 million in 2015 from $68.7 million in 2014. The increase was primarily due to royalties related to additional sales at the Buffalo Wild Wings restaurants in operation at the end of the period compared to the same period in 2014. Same-store sales for franchised Buffalo Wild Wings restaurants increased 3.3% in the first nine months of 2015.
Cost of sales increased by $74.2 million, or 25.0%, to $370.4 million in 2015 from $296.2 million in 2014 due primarily to more restaurants being operated in 2015. Cost of sales as a percentage of restaurant sales increased to 29.7% in 2015 from 28.5% in 2014, primarily due to higher chicken wing prices. During the first nine months of 2015, the average cost per pound for traditional wings was $1.83, a 27.1% increase over the same period in 2014.
Labor expenses increased by $73.9 million, or 22.8%, to $398.6 million in 2015 from $324.7 million in 2014 due primarily to more restaurants being operated in 2015. Labor expenses as a percentage of restaurant sales increased to 31.9% in 2015 from 31.3% in 2014. Cost of labor as a percentage of restaurant sales increased primarily due to our addition of Guest Experience Captains during the last year and increases in wage rates and benefit costs.
Operating expenses increased by $27.3 million, or 18.0%, to $178.7 million in 2015 from $151.4 million in 2014 due primarily to more restaurants being operated in 2015. Operating expenses as a percentage of restaurant sales decreased to 14.3% in 2015 from 14.6% in 2014, due primarily to leveraging advertising and supply expenses on sales growth, partially offset by increased repair and maintenance expenses incurred for restaurants that were acquired during period.
Occupancy expenses increased by $10.5 million, or 18.1%, to $68.6 million in 2015 from $58.0 million in 2014 due primarily to more restaurants being operated in 2015. Occupancy expenses as a percentage of restaurant sales decreased to 5.5% in 2015 from 5.6% in 2014 due primarily to leveraging rent costs with the same-store sales increase.
Depreciation and amortization increased by $19.5 million, or 27.4%, to $90.9 million in 2015 from $71.4 million in 2014. The increase was primarily due to the additional depreciation related to the 110 additional company-owned restaurants compared to the same period in 2014.
General and administrative expenses increased by $11.8 million, or 13.7%, to $97.9 million in 2015 from $86.2 million in 2014 primarily due to additional headcount. General and administrative expenses as a percentage of total revenue decreased to 7.4% in 2015 from 7.8% in 2014. Exclusive of stock-based compensation, our general and administrative expenses as a percentage of revenue decreased to 6.5% in 2015 from 6.9% in 2014 primarily due to decreased incentive compensation expense.
Preopening costs increased by $0.9 million to $9.3 million in 2015 from $8.4 million in 2014. In 2015, we incurred costs of $7.6 million for 29 new company-owned restaurants opened in the first nine months of 2015 and costs of $1.7 million for restaurants that will open in the fourth quarter of 2015 or later. In 2014, we incurred costs of $6.8 million for 26 new company-owned restaurants opened in the first nine months of 2014 and costs of $1.5 million for restaurants that opened in the fourth quarter of 2014 or later. Preopening costs per new company-owned Buffalo Wild Wings restaurant averaged $272,000 in the 2015. Preopening costs per new company-owned Buffalo Wild Wings restaurant averaged $310,000 in 2014.
Loss on asset disposals and impairment increased by $0.8 million to $4.2 million in 2015 from $3.4 million in 2014. The expense in 2015 represented two store closures, the write-off of miscellaneous equipment, and disposals due to remodels. The expense in 2014 represented asset impairment, the write-off of miscellaneous equipment and disposals due to remodels.
Other expenses increased to $1.4 million in 2015 from $0.1 million in 2014. Other expense in 2015 consisted primarily of interest expense on our long-term debt and capital lease obligations. Other expense in 2014 was primarily related to a loss on our minority investment in Pie Squared Holdings.
Provision for income taxes decreased $0.8 million to $33.0 million in 2015 from $33.8 million in 2014. The effective tax rate as a percentage of income before taxes increased to 32.2% in 2015 from 31.4% in 2014.

Liquidity and Capital Resources
Our primary liquidity and capital requirements have been for constructing, remodeling and maintaining our new and existing company-owned restaurants; working capital; acquisitions; improving technology; and other general business needs. We fund these expenses, except for acquisitions, primarily with cash from operations. Depending on the size of the transaction, acquisitions or investments would generally be funded from cash or by using our revolving credit facility. In 2015, we completed acquisitions of 54 existing Buffalo Wild Wings restaurants, 1 R Taco restaurant, and 4 Buffalo Wild Wings restaurants under construction. The total cash purchase price for these assets was approximately $209.7 million and was funded with cash, marketable securities, and our revolving credit facility.
The cash and marketable securities balance at September 27, 2015 was $20.2 million. Our marketable securities balance consists of mutual funds held for our deferred compensation plan.
For the nine months ended September 27, 2015, net cash provided by operating activities was $166.9 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses and an increase in accounts payable, partially offset by a decrease in deferred tax liabilities. The decrease in deferred tax liabilities was primarily due to lower bonus depreciation. The increase in accounts payable was primarily due to an increase in the number of restaurants.
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
For the nine months ended September 27, 2015 and September 28, 2014, net cash used in investing activities was $322.9 million and $120.6 million, respectively. Investing activities included purchases of property and equipment related to the additional company-owned restaurants and restaurants under construction in both periods as well as the acquisition of 55 franchised restaurants in 2015. During the first nine months of 2015 and 2014, we opened or purchased 84 and 31 restaurants, respectively. In 2015, exclusive of acquisitions, we expect capital expenditures of approximately $111.2 million for the cost of 50 new or relocated company-owned Buffalo Wild Wings restaurants, $14.8 million for technology improvements on our restaurant and corporate systems, and $37.6 million for capital expenditures at our existing restaurants. In the first nine months of 2015, we purchased $12.3 million of marketable securities and we received proceeds of $23.3 million as our marketable securities were sold. In the first nine months of 2014, we purchased $18.0 million of marketable securities.
For the nine months ended September 27, 2015 and September 28, 2014, net cash provided by (used in) financing activities was $74.2 million and $(5.9) million, respectively. Net cash provided by financing activities for 2015 was primarily due to proceeds from our line of credit of $197.4 million and short-term borrowing from our national advertising and gift card funds of $31.6 million, partially offset by repayments of our line of credit of $150.5 million. Additional cash used in financing activities was due to tax payments for restricted stock units of $7.8 million, partially offset by proceeds from the issuance of common stock of $2.9 million and the excess tax benefit from stock issuance of $1.1 million. Net cash used in financing activities for 2014 resulted primarily from tax payments for restricted stock units of $7.5 million, partially offset by proceeds the issuance of common stock of $1.8 million and the excess tax benefit from stock issuance of $0.2 million. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2015.
Our liquidity is impacted by minimum cash payment commitments resulting from lease obligations for our restaurants and our corporate office. Initial lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. We own the buildings in which 16% of our restaurants operate, which excludes the buildings we account for as capital leases.
The following table presents a summary of our contractual obligations and commitments as of September 27, 2015:

		Payments Due By Period (in thousands)
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$696,485	78,543	149,626	128,426	339,890
Capital lease obligations	38,155	3,731	7,532	7,621	19,271
Commitments for restaurants under development	135,500	6,727	16,365	16,414	95,994
Due to related party	31,634	31,634	—	—	—
Revolving credit facility	46,955	—	46,955	—	—
Total	$870,140	89,001	173,523	152,461	455,155
We believe the cash flows from our operating activities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Depending on the size of the transaction, acquisitions or investments would generally be funded from cash balances or using our revolving credit facility. Our future cash outflows related to income tax uncertainties amounted to $921,000 as of September 27, 2015. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.
Off-Balance Sheet Arrangements
As of September 27, 2015, we had no off-balance sheet arrangements or transactions.

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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to our cash balances held in foreign countries. Changes in interest rates affect the investment income we earn on our cash balances and, therefore, impact our cash flows and results of operations. We also have trading securities, which are held to generate returns that seek to offset changes in liabilities related to the equity market risk of our deferred compensation arrangements.
Interest Rates
We are exposed to interest rate risk on the outstanding borrowings on our revolving credit facility. As of September 27, 2015, we had an outstanding balance of $47.0 million under the facility.
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
Commodity Price Risk
Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product and supply risks. We negotiate directly with independent suppliers for our supply of food and other products. Domestically, we have a distribution contract with McLane Company, Inc. that covers food, paper, and non-food products. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. One of the primary food products used by company-owned and franchised Buffalo Wild Wings restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. Chicken wings accounted for approximately 24.9% and 22.8% of our cost of sales in the third quarters of 2015 and 2014, respectively, with a quarterly average price per pound of $1.79 and $1.50, respectively.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES
This table below provides information with respect to our purchase of shares of Buffalo Wild Wings common stock during the three months ended September 27, 2015:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
June 29, 2015, through July 26, 2015	1,309	$169.57	—	—
July 27, 2015, through August 23, 2015	—	—	—	—
August 24, 2015, through September 27, 2015	—	—	—	—
Total	1,309	$169.57	—	—

(a)	All such shares were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6. EXHIBITS
See the Exhibit Index following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	October 30, 2015	BUFFALO WILD WINGS, INC.

		By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer (principal executive officer)

		By:	/s/ Mary J. Twinem
Mary J. Twinem, Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)

EXHIBIT INDEX
BUFFALO WILD WINGS, INC.
FORM 10-Q FOR QUARTER ENDED SEPTEMBER 27, 2015

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

10.1
Second Amendment to Credit Agreement dated as of July 22, 2015 among Buffalo Wild Wings, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed July 23, 2015).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

101
The following financial statements from the Company’s 10-Q for the fiscal quarter ended September 27, 2015, formatted in XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Earnings, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements.