Form 10-K
period 2015-12-27
BUFFALO WILD WINGS INC
filed 2016-02-25
CIK 1062449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-K

☒     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 27, 2015.
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    YES  ☐  NO  ☒
 The aggregate market value of the voting stock held by non-affiliates was $3.0 billion based on the closing sale price of the Company’s Common Stock as reported on the NASDAQ Global Market on June 28, 2015.
The number of shares outstanding of the registrant’s common stock as of February 19, 2016: 18,828,772 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

PART I

ITEM 1. BUSINESS

General

References in this annual report on Form 10-K to “Buffalo Wild Wings”, “BWW”, “company”, “we”, “us”, and “our” refer to the business of Buffalo Wild Wings, Inc. and its wholly owned and majority owned subsidiaries. We operate Buffalo Wild Wings®, R Taco™, and PizzaRev® restaurants, as well as sell Buffalo Wild Wings and R Taco restaurant franchises. In exchange for the initial and continuing franchise fees received, we give franchisees the right to use the brand names. We operate as a single segment for reporting purposes.

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

Buffalo Wild Wings is an established and growing owner, operator, and franchisor of restaurants featuring a variety of boldly-flavored, crave-able menu items including our Buffalo, New York-style chicken wings spun in any of our 16 signature sauces or 5 signature seasonings. Buffalo Wild Wings restaurants create a welcoming neighborhood atmosphere that includes an extensive multi-media system, a full bar and an open layout, which appeals to sports fans and families alike. We differentiate our restaurants by the social environment we create and the connection we make with our Team Members, guests and the local community. Our guests have the option of watching sporting events or other popular programs on our projection screens and approximately 60 additional televisions, competing in Buzztime® Trivia or playing video games. The open layout of our restaurants offers dining and bar areas that provide distinct seating choices for sports fans and families. Our flexible restaurants allow our guests to customize their Buffalo Wild Wings experience to meet their time demands, service preferences or the experience they are seeking of a workday lunch, a dine-in dinner, a take-out meal, an afternoon or evening enjoying a sporting event or a late-night craving. Buffalo Wild Wings restaurants are the place people want to be, where any excuse to get together is a good one.

Buffalo Wild Wings restaurants have widespread appeal and have won dozens of “Best Wings” and “Best Sports Bar” awards across the country. Our made-to-order menu items are enhanced by the bold flavor profile of our 16 signature sauces and 5 signature seasonings, ranging from Sweet BBQ™ to Blazin’®. Our restaurants offer 20 to 30 domestic and imported beers on tap, including craft brews, and a wide selection of bottled beers, wines, and liquor. Our award-winning food and memorable experience drive guest visits and loyalty.

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

R Taco is a distinctive fast casual taco concept, inspired by fun and adventure. Our menu features a variety of tasty tacos at an affordable price, in a lively and welcoming environment. Each taco is hand-made fresh and fast in our open kitchen, using ingredients made from scratch. The result is authentic Mexican street-style tacos that are both traditional and inventive, each with a unique flavor and personality. Warm chips, house-made salsas, craft beers and no-frills margaritas round out the experience.

PizzaRev is a fast casual pizza concept that empowers guests to craft their own custom personal pizza, using fresh ingredients and homemade pizza dough. Guests have the option of selecting their choice of crust, sauce and over 30 cheeses and fresh ingredients.

Our Concept and Business Strategy

We aspire to be a growth enterprise of restaurant brands, with more than 3,000 restaurants creating the ultimate guest experience worldwide. To escalate our strategy, we will:

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

In most of our existing markets, we plan to continue to open new restaurants until a market is penetrated to a point that enables us to gain operational, cost, and other efficiencies. We intend to grow our franchise system through the development of new restaurants by existing and new franchisees. We may also grow our number of company-owned restaurants through the acquisition of franchised restaurants.

Along with planned unit growth, we are focused on innovating our Guest Experience for existing and new restaurants. This includes new technologies to make it easy for our guests to locate us, wait for a table, order from our menu and make their payment. We are also enhancing our Guest Experience by developing digital entertainment experiences inside and outside our restaurants to increase value and strengthen brand loyalty. As part of our focus on making our experience engaging we are building an enhanced service model to ensure our guests gain the full experience of our Brand while they’re in our restaurants, including the addition of Guest Experience Captains.

We will continue our international growth through development agreements with new and existing franchisees. As of December 27, 2015, we had ten restaurants open in Mexico, two restaurants open in the Philippines, one restaurant opened in Saudi Arabia and one restaurant opened in the United Arab Emirates. We had six signed franchise development agreements for restaurants in the Middle East, Mexico, Philippines, Panama and India. We intend to open 400 restaurants internationally in the next 10 to 12 years. A typical international franchise development agreement provides for payment of development fees and franchise fees in addition to subsequent royalty fees based on the gross sales of each restaurant. We expect development agreements for international locations to remain limited to organizations having significant experience as restaurant operators and proven financial ability to support and develop multi-unit and multi-brand operations.

R Taco and PizzaRev Strategy

We will look beyond the growth of the Buffalo Wild Wings® brand by exploring investments in emerging restaurant brands. We have a minority interest in Pie Squared Holdings, operator and franchisor of PizzaRev®, a California-based fast-casual pizza restaurant. In addition to our minority investment, we also own and operate two PizzaRev restaurants in Minnesota. We also have a majority interest in Rusty Taco, Inc., operator and franchisor of R Taco™, a Texas-based fast-casual street-style taco restaurant with both company-owned and franchised locations. We continue to evaluate additional emerging restaurant brands for possible investment.

The Buffalo Wild Wings® Menu

Our Buffalo Wild Wings restaurants feature a variety of menu items including our Buffalo, New York-style chicken wings spun in one of our signature sauces from sweet to screamin’ hot: Sweet BBQ, Teriyaki, Bourbon Honey Mustard, Mild, Parmesan Garlic, Medium, Honey BBQ, Spicy Garlic, Asian Zing®, Caribbean Jerk, Thai Curry™, Hot BBQ, Hot, Mango Habanero™, Wild® and Blazin’®; or signature seasonings: Buffalo, Desert Heat®, Chipotle BBQ, Lemon Pepper and Salt & Vinegar. Our chicken wings can be ordered by the portion, ranging from Snack-sized to Large, with even larger orders available for parties. Our sauces and seasonings complement and distinguish our wings and other menu offerings to create a bold flavor profile for our guests. In addition to traditional and boneless chicken wings, our menu features a wide variety of food items including Sharables, specialty hamburgers and sandwiches, wraps, Buffalito® soft tacos, and salads. We also provide a 12 & Under Menu for kids.

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

All of our menu items are made-to-order and are available for take-out, which approximated 15% of restaurant sales for company-owned restaurants in 2015. Many of our restaurants have separate parking spots for our take-out guests.

Current Restaurant Locations

As of December 27, 2015, we owned and operated 596 company-owned restaurants, including 590 Buffalo Wild Wings®, 4 R TacoTM, and 2 PizzaRev® restaurants in the United States and Canada. We also franchised an additional 579 restaurants, including 573 Buffalo Wild Wings restaurants and 6 R Taco restaurants. In 2016, we expect to open 45 to 50 company-owned Buffalo Wild Wings restaurants and we expect our franchisees will open 30 to 35 Buffalo Wild Wings restaurants in the United States and 12 to 15 Buffalo Wild Wings restaurants internationally.

Our company-owned Buffalo Wild Wings restaurants range in size from 3,900 to 11,200 square feet, with a typical size of approximately 6,200 square feet for restaurants that were opened or acquired in the last three years. We anticipate that future restaurants will range in size from 4,000 square feet to 6,500 square feet with an average cash investment per restaurant of approximately $2.3 million, excluding preopening expenses of approximately $271,000. From time to time, we expect that our restaurants may be smaller or larger or cost more or less than our targeted range, depending on the particular circumstances of the selected site, market, or country. Also, from time to time, we expect to purchase the building for certain restaurants, in which case the cash investment would be significantly higher.

Our Buffalo Wild Wings restaurants are typically open on a daily basis from 11 a.m. to 2 a.m., although closing times vary depending on the day of the week and applicable regulations governing the sale of alcoholic beverages. Our franchise agreements require franchisees to operate their restaurants for a minimum of 12 hours a day.

Site Selection and Development

Our Buffalo Wild Wings® site selection process is integral to the successful execution of our growth strategy. We have processes for identifying, analyzing and assigning undeveloped markets for both company-owned and franchise development. Once a market is assigned, we use a trade area and site selection evaluation process to assist in identifying suitable trade areas within that market and suitable sites within identified trade areas. Criteria examined to determine appropriate trade areas include the presence of a casual dining corridor, projected growth within the trade area, the locations of key big box retailers, key demographics and population density, drive time and trade area analysis and other quantitative and qualitative measures. Once a suitable trade area is identified, we examine site-specific details including visibility, signage, access, ability to get trade dress, and parking. We employ an opportunistic approach to real estate by developing end caps, freestanding units, and conversions in both urban, suburban, exurban and standalone smaller markets with strong trade areas. Final approval by at least two members of our Real Estate Committee is required for each company-owned site.

Marketing and Advertising

Since 1982, Buffalo Wild Wings® has created a unique brand experience with a loyal fan base, award-winning wings and sauces, a variety of beers and an exciting social atmosphere. This unique experience, centered around sports, sets us apart from our competition. Our marketing programs are designed to build awareness of our brand with sports fans, encouraging them to visit and ultimately develop a personal connection to Buffalo Wild Wings. These programs are developed to drive first-time guest sales, same-store sales and average check increase, and support strong restaurant openings.

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

Operations

Our leadership team strives for operational excellence by recruiting, developing and supporting our highly qualified management teams and Team Members while implementing operational standards and best practices within our Buffalo Wild Wings restaurants.

Restaurant Management. Our management structure consists of a General Manager, an Operational General Manager and up to three other managers, as well as a Shift Lead, depending on the sales volume of the restaurant. We utilize Regional Managers to oversee our General Managers in our company-owned locations, ensuring that they receive the training and support necessary to effectively operate their restaurants. Currently, we have 89 Regional Managers who oversee 3 to 8 restaurants each. As we expand geographically, we expect to add additional Regional Managers. Similarly, our franchised restaurants receive operational guidance from our 16 Franchise Consultants, who oversee 24 to 45 restaurants each. We have three Divisional Vice Presidents who have responsibility for all company-owned operations and 13 Directors of Operations who provide leadership to the Regional Managers. We also have a Vice President of Franchise Operations who has responsibility for all franchised restaurant operations and three Franchise Directors of Operations who provide leadership to the Franchise Consultants.

Guest Experience Business Model. Our Guest Experience Business Model is a comprehensive approach to restaurant operations, which includes Guest Experience Captains, a refined management structure with clearly defined roles, and the introduction of new Guest technology including unique tabletop tablets and the development of a proprietary television network. Redefining the management and Team Member structure allows our restaurants to separate the work in a way that supports the business model.  Team Members and Managers have more specific areas of responsibility, including essential operational work and Guest Experience work, such as Guest engagement and community connection.

Kitchen Operations. An important aspect of our concept is the efficient design, layout and execution of our kitchen operations. Due to the relatively simple preparation of our menu items, the kitchen consists of fryers, grill and food prep stations that are arranged assembly-line style for maximum productivity. Given our menu and kitchen design, we are able to staff our kitchen with hourly Team Members who require only basic training before reaching full productivity. Additionally, we do not require the added expense of an on-site chef. The ease and simplicity of our kitchen operations allows us to achieve our goal of preparing quality food with minimal wait times.

Training. We provide thorough training for our management and hourly Team Members to prepare them for their role in delivering a positive and engaging Buffalo Wild Wings® experience for our guests.

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

Our hourly Team Members complete a comprehensive position certification process, which includes 16 to 20 hours of hands-on training. Team Members must also successfully pass position validations, which include menu certifications, responsible alcohol service training, chemical safety training, and training in the safe handling of food as appropriate for their position.

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

Food Preparation and Quality Control

We strive to maintain high quality standards. Our systems are designed to protect our food supply throughout the supply chain. We provide detailed specifications to suppliers for our food ingredients, products and supplies. We have dedicated resources focused on maintaining food safety and quality specifications.

Our operational teams have multiple processes in the restaurants to ensure that food safety and quality standards are met throughout the preparation process. In addition, we contract third party auditors to monitor food safety and sanitation standards. Our restaurant managers are certified in a comprehensive food safety and sanitation course, ServSafe®, which was developed by the National Restaurant Association Educational Foundation.

Sourcing and Supply

We take a centralized approach to purchasing and supply chain management. Our supply chain team serves all Buffalo Wild Wings® company-owned and franchised locations in the U.S. and Canada. Additionally, the supply chain team works with international franchisees to ensure proprietary goods and services are available in all international locations.

The supply chain team is responsible for all major food, paper, equipment, and operating supply purchases as well as company-owned restaurant utility contracts, marketing/print materials, and a percentage of restaurant services. We also have dedicated distribution and logistics Team Members dedicated to optimizing freight costs.

We have national distribution programs in the U.S. and Canada that include food, beverage, and packaging goods. This program is with two custom distribution companies (one in the U.S. and one in Canada). The companies provide only products approved for our system through a limited number of warehouses. The customized nature of our distribution network allows our supply chain team to more effectively control the volumes and costs associated with items required by our restaurants.

To maximize purchasing efficiencies and obtain optimum pricing for ingredients, products, and supplies, our supply chain team negotiates prices by leveraging our scope and scale to create purchasing power and efficiencies. Our supply chain team works with suppliers to ensure that sufficient levels of inventory are available to ensure continuous supply to our restaurants. In addition, we are consistently evaluating our supply chain to develop contingency plans for all critical items.

Chicken wings are an important component of cost of sales at our Buffalo Wild Wings restaurants. We work to counteract the effect of the volatility of chicken wing prices, which can affect our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also identify and implement purchasing strategies in order to mitigate the impact of cost increases and market fluctuations. The price we pay on chicken wings changes monthly and is determined based on the average of the previous month’s wing market plus a mark-up for processing and distribution. If the monthly average exceeds an upper threshold or falls below a lower threshold set in the contract, we split the impact with our suppliers, reducing our risk related to wing price fluctuations. We continually evaluate alternative pricing models in order to mitigate price volatility.

Restaurant Franchise Operations

Our Buffalo Wild Wings® concept has a strong group of franchisees, many of whom have substantial prior restaurant operations experience. Our franchisees execute a separate franchise agreement for each restaurant opened, typically providing for a 20-year initial term, with an opportunity to enter into a renewal franchise agreement subject to certain conditions. The initial franchise fee for a single restaurant is $40,000.

Franchisees typically pay us a royalty fee of 5.0% of their restaurant sales. We also assess franchisees an advertising fee in the amount of 3.5% of their restaurant sales. Since June 1, 2015, franchisees have been required to contribute 2.75% to 3.15% to our National Advertising Fund (NAF) and the remaining 0.35% to 0.75% was required to be spent directly by the franchisee or through marketing co-ops in the applicable local market. Our current form of franchise agreement permits us to increase the royalty fee and to increase the required contribution to the NAF by 0.5% per year so long as the NAF contribution does not exceed 4% of restaurant sales during the initial term of the franchise agreement. The royalty fee is not expected to increase in 2016.

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

Information Technology

We utilize a standard point-of-sale system in all of our company-owned and franchised Buffalo Wild Wings® restaurants, which is integrated to our central offices through a secure, high-speed connection. Visibility to sales, cost of sales, labor and other operating metrics is provided to company-owned restaurant management through web-based decision support and analysis tools. Franchisees are required to report sales on a daily basis through an on-line reporting network and submit their restaurant-level financial statements on a quarterly and annual basis. Our international franchised restaurants also utilize this point-of-sale system, allowing their sales information to be automatically obtained by our central office systems on a daily basis. Our online ordering system allows guests to place orders online or through our mobile app. Orders taken online are sent directly to the point-of-sales system and routed to the kitchen management system based on item cook times and time of customer order pickup. The online ordering system is available for all company-owned locations and substantially all franchised locations.

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

Proprietary Rights

We own the rights to the “Buffalo Wild Wings®” and “Rusty Taco®” service marks and to certain other service marks and trademarks used in our system in the U.S., Canada, and other countries where we have restaurants or anticipate opening restaurants in the future, and we are in the process of registering the “R Taco®” service mark. We also own certain rights to the “PizzaRev” trademark. We protect our sauce recipes as trade secrets by, among other things, requiring a confidentiality agreement with our sauce supplier and executive officers. It is possible that competitors could develop recipes and procedures that duplicate or closely resemble our recipes and procedures. We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concept. We vigorously protect our proprietary rights. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly and may not be successful. Although we believe that we have sufficient rights to all of our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand. Any such litigation may be costly and divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our trademarks or service marks in the future and may be liable for damages.

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

Team Members

As of December 27, 2015, we employed approximately 44,500 Team Members. We had approximately 6,100 full-time and 37,900 part-time Team Members working in our company-owned restaurants and 500 Team Members based out of our home office or in field management positions. Our Team Members are not covered by any collective bargaining agreement, and we have never experienced an organized work stoppage or strike. We believe that our working conditions and compensation packages are competitive and consider our relations with our Team Members to be good.

Executive Officers

The following sets forth certain information about our executive officers:

Sally J. Smith, 58, has served as our Chief Executive Officer and President since July 1996 and as a director since August 1996. She served as our Chief Financial Officer from 1994 to 1996. Prior to joining Buffalo Wild Wings, she was the Chief Financial Officer of Dahlberg, Inc., the manufacturer and franchisor of Miracle-Ear hearing aids, from 1983 to 1994. Ms. Smith began her career with KPMG LLP, an international accounting and auditing firm. Ms. Smith holds an inactive CPA license. She serves on the boards of the National Restaurant Association, Alerus Financial Corporation, Allina Health Systems, and Hormel Foods, Inc.

Mary J. Twinem, 55, has served as our Executive Vice President, Chief Financial Officer and Treasurer since July 1996. and as the Corporate Controller from January 1995 to July 1996. Prior to joining Buffalo Wild Wings, Ms. Twinem served as the Director of Finance/Corporate Controller of Dahlberg, Inc. from 1989 to 1994. Ms. Twinem began her career in public accounting with an emphasis in tax, has an accounting degree from the University of Wisconsin-Platteville and is a CPA, inactive. Ms. Twinem will be retiring on February 29, 2016.

Kathleen M. Benning, 53, has served as our Executive Vice President, Chief Strategy Officer and New Business Development since January 2014. She served as our Executive Vice President, Global Brand and Business Development since October 2011. She served as Executive Vice President, Global Marketing and Brand Development from January 2010 until October 2011. She joined us in March 1997 as Vice President of Marketing and served as Senior Vice President, Marketing and Brand Development from January 2002 until December 2009. From 1992 to 1997, Ms. Benning was employed by Nemer, Fieger & Associates, an advertising agency, where she was a partner from 1994 to 1997.

James M. Schmidt, 56, has served as our Chief Operating Officer since January 2011. He served as our Executive Vice President since December 2006 and as General Counsel from April 2002 to January 2011. He served as either Vice President or Senior Vice President from April 2002 until December 2006. Mr. Schmidt also served as our Secretary from September 2002 until January 2011, and he served as a director on our Board from 1994 to September 2003. From 1997 to 2002, Mr. Schmidt was an attorney with the law firm of Robbins, Kelly, Patterson & Tucker.

Judith A. Shoulak, 56, has served as our EVP, President, North America Buffalo Wild Wings since January 2014. She served as Executive Vice President, North American Operations from October 2011 to January 2014, as Executive Vice President, Global Operations and Human Resources from January 2010 until October 2011, as our Senior Vice President, Operations, from March 2004 to December 2009, Senior Vice President, Human Resources from January 2003 to February 2004 and Vice President of Human Resources from October 2001 to January 2003. From 1993 to 2001, Ms. Shoulak served as Vice President of Field Human Resources of OfficeMax Incorporated.

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

Andrew D. Block, 47, has served as our Senior Vice President, Talent Management since January 2012. He served as Vice President, Talent Management from April 2010 until January 2012. Mr. Block served as Director of Human Resources at C. H. Robinson Worldwide from December 2002 to April 2011. From March 1996 to December 2002 Mr. Block was with

Wells Fargo Home Mortgage as Director of Human Resources. Earlier in his career Mr. Block worked in the Human Resources field for Ecolab and a subsidiary of Sony Corporation of America.

Emily C. Decker, 36, has served as our Senior Vice President, General Counsel and Secretary since April 2014. She served as our Vice President, General Counsel and Secretary from January 2011 to April 2014 and as our Franchise Attorney from August 2007 until January 2011. From September 2004 to July 2007, Ms. Decker was an Associate at Briggs and Morgan, P.A., which provides legal services to us from time to time.

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

Multi-unit restaurant businesses such as ours can be adversely affected by publicity resulting from complaints or litigation or general publicity regarding poor food quality, food-borne illness, personal injury, food tampering, team member relations, adverse health effects of consumption of various food products or high-calorie foods (including obesity), or other concerns. Negative publicity from traditional or digital media, or from on-line social network postings may also result from actual or alleged incidents or events taking place in our restaurants. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to a number of our restaurants, or only to a single restaurant, could adversely affect public perception of the entire brand. Adverse publicity and its effect on overall consumer perceptions of food safety, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.

Fluctuations in chicken wing prices could impact our operating income.

Chicken wings are a primary food product used by our Buffalo Wild Wings® restaurants. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. During 2013, we began selling our wings by portion, providing our guests a more consistent amount of chicken in their orders, and decreasing the impact of yield fluctuations on our cost of sales. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. The price we pay for chicken wings is determined based on the average of the previous month’s wing market plus mark-up for processing and distribution. If the monthly average exceeds the upper threshold or falls below the lower threshold set in the contract, we split the impact with our suppliers, reducing our risk related to wing price fluctuations. If a satisfactory long-term pricing agreement for chicken wings were to arise, we would consider locking in prices to reduce our price volatility. Chicken wing prices in 2015 averaged 18.1% higher than 2014 as the average price per pound increased to $1.83 in 2015 from $1.55 in 2014. If there is a significant rise in the price of chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. For example, chicken wings accounted for approximately 25%, 23%, and 25% of our cost of sales in 2015, 2014, and 2013, respectively, with an annual average price per pound of $1.83, $1.55, and $1.76, respectively. A 10% increase in the chicken wing costs for 2015 would have increased cost of sales by approximately $12.9 million. Additional information related to chicken wing prices is included in Item 7 under “Results of Operations.”

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

To successfully expand our business, we must open new Buffalo Wild Wings® restaurants on schedule and in a profitable manner. In the past, we and our franchisees have experienced delays in restaurant openings and we may experience similar delays in the future. Delays in opening new restaurants could hurt our ability to meet our growth objectives, which may affect our results of operations, the expectations of securities analysts and shareholders and thus our stock price. We cannot guarantee that we or our franchisees will be able to achieve our expansion goals. Further, any restaurants that we, or our franchisees, open may not achieve operating results similar or better than our existing restaurants. If we are unable to generate positive cash flow from a new restaurant, we may be required to recognize an impairment loss with respect to the assets for that restaurant. Our ability to expand successfully will depend on a number of factors, many of which are beyond our control. These factors include:

•	Negotiating acceptable lease or purchase terms for new restaurants;

•	Our ability to obtain necessary credit with our landlords;

•	Cost effective and timely planning, design and build-out of restaurants;

•	Creating guest awareness of our restaurants in new markets;

•	Competition in new and existing markets;

•	General economic conditions.

A security failure in our information technology systems could expose us to potential liability and loss of revenues.

We accept credit and debit card payments in our restaurants. A number of retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen, including a number of highly publicized incidents with well-known retailers. The intentional, inadvertent or negligent release or disclosure of data by our company or our service providers could result in theft, loss, fraudulent or unlawful use of customer data, some or all of which could harm our reputation and result in remedial and other costs, fines or lawsuits.

We are required to maintain the highest level of Payment Card Industry (“PCI”) Data Security Standard compliance at our company-owned restaurants and corporate offices due to the number of credit card transactions processed in our company-owned restaurants. Failure to maintain our PCI compliance could result in fines or even prohibit our use of payment cards in our company-owned restaurants. Our franchisees are separate businesses, and therefore are subject to PCI compliance requirements separate and apart from our company-owned restaurants. However, any failure by our franchisees to maintain their required level of PCI compliance could harm our reputation or result in loss of future royalties.

Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

Possible shortages or interruptions in the supply of food items and other supplies to our restaurants caused by inclement weather, terrorist attacks, natural disasters such as floods, drought and hurricanes, global warming, pandemics, the inability of our vendors to obtain credit in a tightened credit market, or other distribution dependencies, food safety warnings or advisories or the prospect of such pronouncements, or other conditions beyond our control could adversely affect the availability, quality and cost of items we buy and the operations of our restaurants. Our inability to effectively manage supply chain risk could increase our costs and limit the availability of products critical to our restaurant operations.

Wage and hour litigation could negatively impact our performance.

Increased wage and hour litigation, including claims relating to the Fair Labor Standards Act, analogous state laws, or other state wage and hour laws could result in significant attorney fee and settlement costs. The potential settlement of, or awards of damages for, such claims also could materially impact our financial performance as could operational adjustments implemented to mitigate future exposure.

Changes in employment laws or regulation could harm our performance.

Various federal and state labor laws govern our relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime pay, paid time off, work scheduling, healthcare reform and the implementation of the Patient Protection and Affordable Care Act, unemployment tax rates, workers’ compensation rates, citizenship requirements, union membership, and sales taxes. A number of factors could adversely affect our operating results, including additional government-imposed increases in minimum wages, overtime pay, paid leaves of absence and mandated health benefits, mandated training for employees, increased tax reporting and tax payment requirements for employees who receive tips, a reduction in the number of states that allow tips to be credited toward minimum wage requirements, changing regulations from the National Labor Relations Board or other agencies.

The Americans with Disabilities Act is a federal law that prohibits discrimination on the basis of disability in public accommodations and employment. Although our restaurants are designed to be accessible to the disabled, we could be required to make modifications to our restaurants or to our guest-facing technologies including our website to provide service to, or make reasonable accommodations for disabled persons.

Investments in new or emerging brands may not be successful.

We have a minority investment in Pie Squared Holdings, operator and franchisor of PizzaRev, a fast-casual pizza restaurant, and a majority investment in Rusty Taco Inc., operator and franchishor of R Taco, a fast-casual restaurant specializing in street-style tacos, and intend to invest in these and additional emerging restaurant brands in the future as additional vehicles of growth. If an emerging brand does not succeed, we risk losing all or a substantial portion of our investment in that brand. In addition, our overall long-term growth may be affected by the level of success achieved by any of these restaurant concepts.

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

Failure of our internal control over financial reporting could harm our business and financial results.

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

If the material weaknesses we have identified in our internal control over financial reporting persist or if we fail to establish and maintain effective internal control over financial reporting, our ability to accurately report our financial results could be adversely affected.

In connection with the preparation of our consolidated financial statements as of and for the fiscal year ended December 27, 2015, our management conducted an assessment of the effectiveness of our internal control over financial reporting. In connection with that assessment, we identified material weaknesses in our internal control over financial reporting. Exchange Act Rule 12b-2 and Rule 1-02(b) of Regulation S-X define a material weakness as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected and corrected on a timely basis. The identified material weaknesses are further described in Part II, Item 9A of this report.

Our remediation efforts regarding these material weaknesses are also described in Part II, Item 9A of this report. While we are confident that that our remediation plan will fully remediate the identified material weaknesses, it is possible that our remedial measures may not be sufficient or may take longer than anticipated. If our remedial measures are insufficient to address the material weaknesses, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. Even after the identified material weaknesses have been remediated, investors may lose confidence in our reported financial information and the market price of our common shares may decline.

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

Goodwill represents the excess of cost over the fair value of identified net assets of businesses acquired. We review goodwill for impairment annually, or whenever circumstances change in a way which could indicate that impairment may have occurred. Goodwill is tested at the reporting unit level. We identify potential goodwill impairments by comparing the fair value of the reporting unit to its carrying amount, which includes goodwill and other intangible assets. The fair value of the reporting unit is calculated using a market approach. If the carrying amount of the reporting unit exceeds the fair value, this is an indication that impairment may exist. We would calculate the amount of the impairment by comparing the fair value of the assets and liabilities to the fair value of the reporting unit. The fair value of the reporting unit in excess of the value of the assets and liabilities is the implied fair value of the goodwill. If this amount is less than the carrying amount of goodwill, impairment is recognized for the difference. A significant amount of judgment is involved in determining if an indication of impairment exists. Factors may include, among others: a significant decline in our expected future cash flows; a sustained, significant decline in our stock price and market capitalization; a significant adverse change in legal factors or in the business climate; unanticipated competition; the testing for recoverability of a significant asset group within a reporting unit; and slower growth rates. Any adverse change in these factors would have a significant impact on the recoverability of these assets and negatively affect our financial condition and consolidated results of operations.

We evaluate the useful lives of our intangible assets to determine if they are definite- or indefinite-lived. Reaching a determination on useful life requires significant judgments and assumptions regarding the future effects of obsolescence, demand, competition, other economic factors (such as the stability of the industry, legislative action that results in an uncertain or changing regulatory environment, and expected changes in distribution channels), and the expected lives of other related groups of assets.

We cannot accurately predict the amount and timing of any impairment of goodwill and other intangible assets. Should the value of these assets become impaired, there could be an adverse effect on our financial condition and consolidated results of operations.

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

Currently, approximately 49% of our restaurants are franchised. Franchising royalties and fees represented approximately 5.4%, 6.1%, and 6.4% of our revenues during fiscal 2015, 2014, and 2013, respectively. Our performance depends upon (i) our ability to attract and retain qualified franchisees, (ii) the franchisees' ability to timely develop restaurants, and (iii) the franchisees’ ability to execute our concept and capitalize upon our brand recognition and marketing. Additionally, the quality of franchised restaurant operations may be diminished if franchisees do not operate restaurants in a manner consistent with our standards and requirements, or if they do not hire and train qualified managers and other restaurant personnel. If franchisees do not adequately operate or manage their restaurants, our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide sales could significantly decline.

We could face liability from or as a result of our franchisees.

Various state and federal laws govern our relationship with our franchisees and our potential sale of a franchise. If we fail to comply with these laws, we could be liable for damages to franchisees and fines or other penalties. A franchisee or government agency may bring legal action against us based on the franchisee/franchisor relationship. Also, under the franchise business model, we may face claims and liabilities based on vicarious liability, joint-employer liability, or other theories or liabilities. All such legal actions not only could result in changes to laws, making it more difficult to appropriately support our franchisees and, consequently, impacting our performance, but, also, such legal actions could result in expensive litigation with our franchisees or government agencies that could adversely affect both our profits and our important relations with our franchisees. In addition, other regulatory or legal developments may result in changes to laws or the franchisor/franchisee relationship that could negatively impact the franchise business model and, accordingly, our profits.

We may be unable to compete effectively in the restaurant industry.

The restaurant industry is intensely competitive. We believe we compete primarily with regional and local sports bars, casual dining and fast casual establishments, and to a lesser extent, quick service wing-based take-out concepts and quick service restaurants. In addition, independent owners of local or regional establishments may enter the wing-based or sports bar restaurant business without significant barriers to entry and such establishments may provide price competition for our restaurants. Competition in the casual dining, quick casual and quick service segments of the restaurant industry is expected to remain intense with respect to price, service, location, concept and the type and quality of food. We also face intense competition for real estate sites, qualified management personnel, and hourly restaurant staff.

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

As a result of the factors discussed above, our quarterly and annual operating results may fluctuate significantly. Accordingly, results for any one quarter are not necessarily indicative of results to be expected for any other quarter or for any year. These fluctuations may cause future operating results to fall below the expectations of securities analysts and shareholders. In that event, the price of our common stock could decrease.

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

In certain jurisdictions we are subject to “dram shop” statutes, which generally allow a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated person. Some dram shop litigation against restaurant companies has resulted in significant judgments, including punitive damages.

Changes in consumer preferences or discretionary consumer spending could harm our performance.

The success of Buffalo Wild Wings depends, in part, upon the continued popularity of our Buffalo, New York-style chicken wings, our boneless wings, other food and beverage items, and appeal of sports bars and casual dining restaurants. We also depend on trends toward consumers eating away from home. Shifts in these consumer preferences could negatively affect our future profitability. Such shifts could be based on health concerns related to the cholesterol, carbohydrate, fat, calorie, or salt content of certain food items, including items featured on our menu. Negative publicity over the health aspects of such food items may adversely affect consumer demand for our menu items and could result in a decrease in guest traffic to our restaurants, which could materially harm our business. In addition, we will be required to disclose calorie counts for all food and certain beverage items on our menus, due to federal regulations, and this may have an effect on consumers’ eating habits. In addition, our success depends to a significant extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. A decline in consumer spending or in economic conditions could reduce guest traffic or impose practical limits on pricing, either of which could harm our business, financial condition, operating results or cash flow.

A regional or global health pandemic could severely affect our business.

A health pandemic is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. If a regional or global health pandemic were to occur, depending upon its duration and severity, our business could be severely affected. We have positioned our brand as a place where people can gather together. Customers might avoid public gathering places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. A regional or global health pandemic might also adversely impact our business by disrupting or delaying production and delivery of materials and products in our supply chain and by causing staffing shortages in our restaurants. The impact of a health pandemic might be disproportionately greater than on other companies that depend less on the gathering of people together for the sale or use of their products and services.

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

The market price of our stock can be influenced by shareholders' expectations about the ability of our business to grow and to achieve certain profitability targets. If our financial performance in a particular quarter does not meet the expectations of our shareholders, it may adversely affect their views concerning our growth potential and future financial performance. In addition, if the securities analysts who regularly follow our stock lower their ratings of our stock, the market price of our stock is likely to drop significantly.

We may be subject to increased labor and insurance costs or our current insurance may not provide adequate levels of coverage.

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

We currently maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure, such as losses due to natural disasters. Such damages could have a material adverse effect on our business and results of operations.  In addition, legal settlements or awards of damages may exhaust our coverage for certain policy years or impact our ability to obtain appropriate levels of coverage for future years. We may have claims, including those associated with alleged wage and hour violations, for which we are not able to obtain insurance coverage, for which obtainable coverage may be inadequate or or for which the cost of coverage would be cost prohibitive.

We are dependent on information technology and any material failure of that technology could impair our ability to efficiently operate our business.

We rely on information systems across our operations, including, for example, point-of-sale processing in our restaurants, management of our supply chain, collection of cash and credit and debit card payments, payment of obligations, and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these systems. The failure of these systems to operate effectively, disputes with our technology vendors, problems with maintenance, upgrading or transitioning to replacement systems, or a breach in security of these systems could cause delays in customer service, reduce efficiency in our operations, require significant investment to remediate the issue, or cause negative publicity that could damage our brand. Significant capital investments might be required to remediate any problems.

Our in-restaurant guest-facing technologies may not drive restaurant traffic as anticipated; furthermore, difficulties in developing the technology--or in integrating it with our other systems--may delay a technology roll out or result in its cancellation.

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

We place considerable value on our trademarks, service marks and trade secrets. We actively enforce and defend our marks and if violations are identified, take appropriate action to preserve and protect our goodwill in our marks. We attempt to protect our sauce recipes as trade secrets by, among other things, requiring confidentiality agreements with our sauce suppliers and executive officers. However, we cannot be sure that we will be able to successfully enforce our rights under our marks or prevent competitors from misappropriating our sauce recipes. We can also not be sure that: (i) our marks are valuable, (ii) using our marks does not, or will not, violate others’ marks, (iii) the registrations of our marks would be upheld if challenged, or (iv) we would not be prevented from using our marks in areas of the country, or in other countries, where others might have already established rights to them. Any of these uncertainties could have an adverse effect on us and our expansion strategy.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are headquartered in Minneapolis, Minnesota. Our home office has approximately 73,000 square feet of office space. We occupy this facility under a lease that terminates on November 30, 2020, with no options to renew. As of December 27, 2015, we owned and operated 596 company-owned restaurants. We either lease the land and building for our sites or utilize ground leases. The majority of our existing leases are for 10 or 15-year terms, generally including options to extend the terms. We typically lease our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, maintenance costs and insurance premiums and, in some instances, percentage rent based on sales in excess of specified amounts. Most of our leases include “exclusive use” provisions prohibiting our landlords from leasing space to other restaurants that fall within certain specified criteria. Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the lease or franchise agreement. The following table sets forth the countries, states and provinces in which our restaurants are located and the number of restaurants in each state or province as of December 27, 2015:

	Number of Restaurants Open
	Buffalo Wild Wings		PizzaRev	R Taco
	Company-owned	Franchised	Company-owned	Company-owned	Franchised	Total
United States:
Alabama	3	12	—	—	—	15
Alaska	—	1	—	—	—	1
Arizona	15	6	—	—	—	21
Arkansas	—	11	—	—	—	11
California	45	33	—	—	—	78
Colorado	20	2	—	1		23
Connecticut	1	10	—	—	—	11
District of Columbia	1	—	—	—	—	1
Delaware	—	6	—	—	—	6
Florida	28	23	—	—	—	51
Georgia	19	1	—	—	—	20
Hawaii	3	—	—	—	—	3
Idaho	6	1	—	—	—	7
Illinois	22	47	—	—	—	69
Indiana	7	46	—	—	—	53
Iowa	17	1	—	—	—	18
Kansas	13	—	—	—	—	13
Kentucky	16	5	—	—	—	21
Louisiana	—	16	—	—	—	16
Maine	—	3	—	—	—	3
Maryland	2	16	—	—	—	18
Massachusetts	4	5	—	—	—	9
Michigan	—	58	—	—	—	58
Minnesota	24	5	2	—	3	34
Mississippi	2	9	—	—	—	11
Missouri	7	24	—	—	—	31
Montana	—	7	—	—	—	7
Nebraska	7	3	—	—	—	10
Nevada	12	1	—	—	—	13
New Hampshire	—	4	—	—	—	4
New Jersey	5	10	—	—	—	15
New Mexico	12	—	—	—	—	12
New York	18	19	—	—	—	37
North Carolina	22	8	—	—	—	30
North Dakota	—	7	—	—	—	7
Ohio	32	60	—	—	—	92
Oklahoma	—	18	—	—	—	18
Oregon	—	11	—	—	—	11
Pennsylvania	26	1	—	—	—	27
Rhode Island	2	—	—	—	—	2
South Carolina	10	4	—	—	—	14
South Dakota	—	5	—	—	—	5
Tennessee	25	—	—	—	—	25
Texas	72	23	—	3	3	101
Utah	10	—	—	—	—	10
Vermont	—	1	—	—	—	1
Virginia	20	22	—	—	—	42
Washington	13	3	—	—	—	16
West Virginia	—	11	—	—	—	11
Wisconsin	32	—	—	—	—	32
Wyoming	3	—	—	—	—	3
Canada:
Alberta	2	—	—	—	—	2
Ontario	12	—	—	—	—	12
Mexico:	—	10	—	—	—	10
Kingdom of Saudi Arabia:	—	1	—	—	—	1
Philippines:	—	2	—	—	—	2
United Arab Emirates:	—	1	—	—	—	1
Total	590	573	2	4	6	1,175

ITEM 3. LEGAL PROCEEDINGS

In addition to the legal proceedings described in Note 16 to the consolidated financial statements included in Item 8 of this Form 10-K, we are occasionally a defendant in litigation arising in the ordinary course of our business, including claims arising from personal injuries, contract claims, franchise-related claims, dram shop claims, wage and hour and other employment-related claims, and claims from guests or employees alleging injury, illness or other food quality, health or operational concerns. To date, none of these types of litigation, many of which are typically covered by insurance, has had a material effect on us. We have insured and continue to insure against many of these types of claims. A judgment on any claim not covered by or in excess of our insurance coverage could adversely affect our financial condition or results of operations.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the NASDAQ Global Market under the symbol “BWLD”. The following table sets forth the high and low sale prices of our Common Stock.

	2015		2014
	High	Low	High	Low
First Quarter	$195.83	173.83	$159.81	123.05
Second Quarter	186.66	149.00	166.40	130.69
Third Quarter	205.83	155.72	167.64	132.90
Fourth Quarter	198.48	147.69	183.73	122.15

Holders

As of February 6, 2016, there were approximately 111 record holders of our Common Stock, excluding shareholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on information which we have obtained from our transfer agent, there are approximately 50,000 holders of our Common Stock whose stock is held either in nominee name and/or street name brokerage accounts.

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

Issuer Purchases of Equity Securities

The table below provides information with respect to our purchase of shares of Buffalo Wild Wings common stock during the three months ended December 27, 2015:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans(a)
September 28, 2015, through October 25, 2015	—	—	—	—
October 26, 2015, through November 22, 2015	—	—	—	—
November 23, 2015, through December 27, 2015	155,623	$160.64	155,623	$175,000,146
Total	155,623	$160.64	155,623	$175,000,146

(a) On November 23, 2015, we announced that our Board of Directors approved a share repurchase program authorizing the repurchase of up to $200 million of our outstanding common stock from time to time on the open market or in privately negotiated transactions.

Stock Performance Chart

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock for the five-year period ended December 27, 2015 with the cumulative total return on the Nasdaq Composite and the S&P 600 Restaurants Index. The comparison assumes $100 was invested in Buffalo Wild Wings Common Stock on December 26, 2010, and in each of the foregoing indices on December 26, 2010 and assumes reinvestment of dividends.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Buffalo Wild Wings, Inc., the NASDAQ Composite Index, and S&P 600 Restaurants Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/26/10
12/25/11
12/30/12
12/29/13
12/28/14
12/27/15
Buffalo Wild Wings, Inc.
NASDAQ Composite
S&P 600 Restaurants Index

*$100 invested on 12/26/10 in stock or 12/31/10 in index, including reinvestment of dividends.
Indexes calculated on month-end basis.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	12/26/2010	12/25/2011	12/30/2012	12/29/2013	12/28/2014	12/27/2015
Buffalo Wild Wings, Inc.	$100.00	151.75	159.97	324.84	407.12	360.86
NASDAQ Composite	100.00	100.53	116.92	166.19	188.78	199.95
S&P 600 Restaurants Index	100.00	97.32	121.50	182.66	233.14	224.29

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

	Fiscal Years Ended (1)
	Dec 27, 2015	Dec 28, 2014	Dec 29, 2013	Dec 30, 2012	Dec 25, 2011
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Revenue:
Restaurant sales	$1,715,000	1,422,990	1,185,351	963,963	717,395
Franchise royalties and fees	97,722	93,233	81,368	76,567	67,083
Total revenue	1,812,722	1,516,223	1,266,719	1,040,530	784,478
Costs and expenses:
Restaurant operating costs:
Cost of sales	507,812	413,890	363,755	303,653	203,291
Labor	542,847	444,232	360,302	289,167	215,649
Operating	250,755	209,583	174,338	141,417	109,654
Occupancy	94,569	78,931	68,394	54,147	44,005
Depreciation and amortization	127,503	98,454	84,978	67,462	49,913
General and administrative	129,133	118,038	96,182	84,149	72,689
Preopening	14,154	13,544	14,647	14,630	14,564
Loss on asset disposals and impairment	7,462	3,827	3,262	3,291	1,929
Total costs and expenses	1,674,235	1,380,499	1,165,858	957,916	711,694
Income from operations	138,487	135,724	100,861	82,614	72,784
Interest and other income (expense)	(2,346)	(317)	674	754	118
Earnings before income taxes	136,141	135,407	101,535	83,368	72,902
Income tax expense	41,265	41,352	29,981	26,093	22,476
Net earnings including non-controlling interests	94,876	94,055	71,554	57,275	50,426
Net loss attributable to noncontrolling interests	(193)	(39)	—	—	—
Net earnings attributable to Buffalo Wild Wings	$95,069	94,094	71,554	57,275	50,426

Earnings per common share – basic	$5.00	4.98	3.81	3.08	2.75
Earnings per common share – diluted	$4.97	4.95	3.79	3.06	2.73
Weighted average shares outstanding – basic	19,013	18,908	18,770	18,582	18,337
Weighted average shares outstanding – diluted	19,131	19,002	18,872	18,705	18,483

Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$237,260	217,866	179,360	145,188	148,260
Net cash used in investing activities	(365,191)	(179,029)	(145,741)	(142,753)	(146,682)
Net cash provided by (used in) financing activities	45,499	(1,942)	3,039	(1,588)	3,690

	As Of (1)
	Dec 27, 2015	Dec 28, 2014	Dec 29, 2013	Dec 30, 2012	Dec 25, 2011
	(in thousands)
Consolidated Balance Sheets Data:
Total current assets	$197,751	263,929	182,756	125,536	139,245
Total assets	1,072,382	853,466	705,728	591,087	495,359
Total current liabilities	263,623	195,485	166,474	140,843	114,270
Total liabilities	416,645	279,167	239,920	207,715	177,373
Retained earnings	499,085	427,695	333,601	262,047	204,772
Total equity	655,737	574,299	465,808	383,372	317,986

(1)
We utilize a 52- or 53-week accounting period that ends on the last Sunday in December. The fiscal year ended December 25, 2011 was comprised of 52 weeks. The fiscal year ended December 30, 2012 was a 53-week year. Each of the fiscal years in the three years ended December 27, 2015 were comprised of 52 weeks. Our next 53-week year will be the fiscal year ended December 31, 2017.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for fiscal 2016, future cash requirements, and our expected store openings and preopening costs. Such statements are forward-looking and speak only as of the date on which they are made. Actual results are subject to various risks and uncertainties including, but not limited to, those discussed in Item 1A of this 10-K under “Risk Factors.” Information included in this discussion and analysis includes commentary on company-owned and franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Buffalo Wild Wings® concepts and the overall health of the concepts. Franchise information also provides an understanding of our revenues because franchise royalties and fees are based on the opening of franchised units and their sales. However, franchise sales and same-store sales information does not represent sales in accordance with U.S. Generally Accepted Accounting Principles (GAAP), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.

Overview

As of December 27, 2015, we owned and operated 596 company-owned restaurants, including 590 Buffalo Wild Wings®, 4 R TacoTM, and 2 PizzaRev® restaurants in the United States and Canada. We also franchised an additional 579 restaurants, including 573 Buffalo Wild Wings restaurants and 6 R Taco restaurants. We are building for long-term future earnings growth by investing in Buffalo Wild Wings in the United States and Canada, international franchising, R Taco, and PizzaRev. These investments will help us to achieve our vision of being a company of 3,000 restaurants worldwide.

In 2016, we expect to open 45 to 50 company-owned Buffalo Wild Wings restaurants and we expect our franchisees to open 30 to 35 Buffalo Wild Wings restaurants in the United States and 12 to 15 Buffalo Wild Wings restaurants internationally. We have set an annual net earnings per share growth goal of 20% to 25% for 2016. Our growth and success depend on several factors and trends. First, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, therefore, cash flow per location. We remain committed to high quality operations and guest experience.

Our revenue is generated by:

•
Sales at our company-owned restaurants, which represented 95% of total revenue in 2015. Food and non-alcoholic beverages accounted for 80% of restaurant sales. The remaining 20% of restaurant sales was from alcoholic beverages. The menu items with the highest sales volumes are traditional and boneless wings, each at 21% of total restaurant sales.

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

Third, we continue to monitor and react to changes in our cost of sales. The cost of sales is difficult to predict, as it ranged from 28.2% to 30.6% of restaurant sales per quarter in 2015 and 2014, mostly due to the price fluctuation in chicken wings. We are focused on minimizing the impact of rising costs per wing. Our efforts include selling wings by portion, new purchasing strategies, menu price increases, and reduced food waste, as well as marketing promotions, menu additions, and menu changes that affect the percentage that chicken wings represent of total restaurant sales. We will continue to monitor the cost of chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. The price we pay for chicken wings is determined based on the average of the previous month’s wing market plus mark-up for processing and distribution. The chart below illustrates the fluctuation in chicken wing prices from quarter to quarter in the last five years.
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

We utilize a 52- or 53-week accounting period that ends on the last Sunday in December. The fiscal year ended December 25, 2011 was comprised of 52 weeks. The fiscal year ended December 30, 2012 was a 53-week year. Each of the fiscal years in the three years ended December 27, 2015 were comprised of 52 weeks. Our next 53-week year will occur in 2017.

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

Business Combinations

We have accounted for the five acquisitions completed in 2015 and the three acquisitions completed in 2014 as business combinations. We allocate the purchase price to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The excess of the purchase price, if any, over the aggregate fair value of assets acquired and liabilities assumed is allocated to goodwill. We estimated the fair values of certain tangible property, assets and liabilities related to capital leases, and certain identifiable intangible assets, including favorable and unfavorable operating leases and reacquired franchise rights, with the use of an independent valuation firm. The adjustments, if any, arising out of the finalization of the allocation of the purchase could result in material changes to our consolidated financial statements.

Valuation of Long-Lived Assets and Store Closing Reserves

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine if the carrying amount of these assets may not be recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for 15 months. We evaluate the recoverability of a restaurant’s long-lived assets, including buildings, intangibles, leasehold improvements, furniture, fixtures, and equipment over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over the remaining life of the primary asset in the asset group. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. During 2015, 2014, and 2013, we recorded restaurant impairments of $1.5 million, $1.7 million, and $1.1 million, respectively. We are currently monitoring several restaurants in regards to the valuation of long-lived assets. Based on our current estimates of the future operating results of these restaurants, we believe that the assets at these restaurants are not impaired. As we periodically refine our estimated future operating results, changes in our estimates and assumptions may cause us to realize impairment charges in the future. We do not believe that these charges would be material.

In addition to the valuation of long-lived assets, we also record a store closing reserve when a restaurant is abandoned due to closure or relocation. The store closing reserve is subject to significant judgment as accruals are made for lease obligations on abandoned leased facilities. Many factors, including the local business environment, other available lease sites, the willingness of lessors to negotiate lease buyouts, and the ability to sublease our sites are considered in making the accruals. We estimate future lease obligations based on these factors and evaluate quarterly the adequacy of the estimated reserve based on current market conditions. During 2015, 2014, and 2013, we recorded expenses of $503,000, $315,000, and $38,000, respectively, for restaurants that closed.

Stock-Based Compensation

We account for stock-based compensation for options in accordance with the fair value recognition provisions, under which we use the Black-Scholes-Merton pricing model, which requires the input of subjective assumptions. These assumptions include the expected life of the options, expected volatility over the expected term, the risk-free interest rate.

Compensation expense for restricted stock units is recognized for the expected number of shares vesting at the end of each annual period. Restricted stock units granted in 2015, 2014, and 2013 are subject to three-year cliff vesting and a cumulative three-year earnings target. The number of units that vest is based on performance against the target. Stock-based compensation is recognized for the expected number of shares vesting at the end of the three-year period and is expensed over that period. For these restricted stock unit grants, significant assumptions are made to estimate the expected net earnings levels for future years and the expected forfeitures.

Lessee Involvement in Construction

In certain leases, due to our involvement in the construction of leased assets, we are considered the deemed accounting owner of a construction project. In addition, we recognize a deemed landlord financing obligation for construction costs incurred by our landlords. Once construction is complete, we complete an assessment to determine if we are deemed to have continuing involvement in the construction project. In certain leases, due to unreimbursed construction costs, we are deemed to have continuing involvement and are precluded from de-recognizing the asset and associated financing obligation. In these cases, we continue to account for the landlord's asset as if we are the legal owner.

Results of Operations

Our operating results for 2015, 2014, and 2013, are expressed below as a percentage of total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales.

	Fiscal Years Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Revenue:
Restaurant sales	94.6%	93.9%	93.6%
Franchise royalties and fees	5.4	6.1	6.4
Total revenue	100.0	100.0	100.0
Costs and expenses:
Restaurant operating costs:
Cost of sales	29.6	29.1	30.7
Labor	31.7	31.2	30.4
Operating	14.6	14.7	14.7
Occupancy	5.5	5.5	5.8
Depreciation and amortization	7.0	6.5	6.7
General and administrative	7.1	7.8	7.6
Preopening	0.8	0.9	1.2
Loss on asset disposals and impairment	0.4	0.3	0.3
Total costs and expenses	92.4	91.0	92.0
Income from operations	7.6	9.0	8.0
Interest and other income (expense)	(0.1)	—	0.1
Earnings before income taxes	7.5	8.9	8.0
Income tax expense	2.3	2.7	2.4
Net earnings including noncontrolling interests	5.2	6.2	5.6
Net income (loss) attributable to noncontrolling interests	—	—	—
Net earnings attributable to Buffalo Wild Wings	5.2%	6.2%	5.6%

The number of company-owned and franchised restaurants open are as follows:

	As of
	Dec 27, 2015	Dec 28, 2014	Dec 29, 2013
Company-owned restaurants	596	491	434
Franchised restaurants	579	591	559

The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

	Fiscal Years Ended
	Dec 27, 2015	Dec 28, 2014	Dec 29, 2013
Company-owned restaurant sales	$1,715,000	1,422,990	1,185,351
Franchised restaurant sales	1,928,195	1,858,116	1,619,526

Increases in comparable same-store sales at Buffalo Wild Wings locations in the United States and Canada are as follows (based on restaurants operating at least fifteen months):

	Fiscal Years Ended
	Dec 27, 2015	Dec 28, 2014	Dec 29, 2013
Company-owned same-store sales	4.2%	6.5%	3.9%
Franchised same-store sales	2.5%	5.6%	3.3%

The annual average prices paid per pound for chicken wings for company-owned Buffalo Wild Wings restaurants are as follows:

	Fiscal Years Ended
	Dec 27, 2015	Dec 28, 2014	Dec 29, 2013
Average price per pound	$1.83	1.55	1.76

The following comparisons of 2015 to 2014 and 2014 to 2013 includes results of operations of Buffalo Wild Wings®, R Taco™ and PizzaRev® restaurants. Any impact from R Taco and PizzaRev is immaterial unless separately noted. There were no R Taco and PizzaRev restaurants in fiscal year 2013.

Fiscal Year 2015 Compared to Fiscal Year 2014

Restaurant sales increased by $292.0 million, or 20.5%, to $1.7 billion in 2015 from $1.4 billion in 2014. The increase in restaurant sales was due to a $240.9 million increase associated with 107 company-owned restaurants that opened or were acquired in 2015 and the company-owned restaurants that opened or were acquired before 2015 and did not meet the criteria for same-store sales for all, or part, of the year. A same-store sales increase of 4.2% accounted for $51.1 million of the increase in restaurant sales.

Franchise royalties and fees increased by $4.5 million, or 4.8%, to $97.7 million in 2015 from $93.2 million in 2014. The increase was primarily due to royalties related to additional sales at the franchised Buffalo Wild Wings restaurants that opened in 2015 and an increase in same-store sales for franchised restaurants of 2.5% in 2015, partially offset by the decrease in number of franchised restaurants. The decrease in the number of franchised restaurants is primarily due to the company's acquisitions of franchised restaurants.

Cost of sales increased by $93.9 million, or 22.7%, to $507.8 million in 2015 from $413.9 million in 2014, due primarily to more restaurants being operated in 2015. Cost of sales as a percentage of restaurant sales increased to 29.6% during 2015 from 29.1% in 2014, primarily due to higher chicken wing prices. In 2015, chicken wings averaged $1.83 per pound, which was an 18.1% increase compared to 2014.

Labor expenses increased by $98.6 million, or 22.2%, to $542.8 million in 2015 from $444.2 million in 2014 due primarily to more restaurants being operated in 2015. Labor expenses as a percentage of restaurant sales increased to 31.7% in 2015 compared to 31.2% in 2014. Cost of labor as a percentage of restaurant sales increased primarily due to our addition of Guest Experience Captains during the last year and increases in wage rates and benefit costs.

Operating expenses increased by $41.2 million, or 19.6%, to $250.8 million in 2015 from $209.6 million in 2014 due primarily to more restaurants being operated in 2015. Operating expenses as a percentage of restaurant sales decreased to 14.6% in 2015 from 14.7% in 2014. Advertising and marketing expense decreased as a percentage of restaurant sales, which was partially offset by an increase in repair and maintenance expense.

Occupancy expenses increased by $15.6 million, or 19.8%, to $94.6 million in 2015 from $78.9 million in 2014 due primarily to more restaurants being operated in 2015. Occupancy expenses as a percentage of restaurant sales remained consistent at 5.5% in 2015 and 2014.

Depreciation and amortization increased by $29.0 million, or 29.5%, to $127.5 million in 2015 from $98.5 million in 2014. The increase was primarily due to the additional depreciation related to the 105 additional company-owned restaurants compared to 2014. Depreciation and amortization expense as a percentage of total revenue increased to 7.0% in 2015 from 6.5% in 2014 due to an increase in amortization of reacquired franchise rights and higher depreciation related to capital leases.

General and administrative expenses increased by $11.1 million, or 9.4%, to $129.1 million in 2015 from $118.0 million in 2014 primarily due to additional headcount. General and administrative expenses as a percentage of total revenue decreased to 7.1% in 2015 from 7.8% in 2014. Exclusive of stock-based compensation, our general and administrative expenses decreased to 6.4% of total revenue in 2015 from 6.8% in 2014. This decrease was primarily due to a decrease in incentive compensation expense as a percentage of revenue.

Preopening costs increased by $0.6 million to $14.2 million in 2015 from $13.5 million in 2014. In 2015, we incurred costs of $13.6 million for 52 new company-owned restaurants and costs of $600,000 for restaurants that will open in 2016. In 2014, we incurred costs of $13.1 million for 48 new company-owned restaurants and costs of $300,000 for restaurants that opened in 2015. Average preopening cost per new company-owned Buffalo Wild Wings restaurant in 2015 and 2014 was $271,000 and $299,000, respectively.

Loss on asset disposals and impairment increased by $3.6 million to $7.5 million in 2015 from $3.8 million in 2014. The expense in 2015 represented the impairment of three underperforming restaurants of $1.5 million, closure costs for two closed or relocated restaurants of $503,000, the write-off of acquired PizzaRev franchise licenses of $596,000, and the write-off of miscellaneous equipment and disposals due to remodels. The expense in 2014 represented the impairment of the assets of three underperforming restaurants of $1.7 million, closure costs for five closed or relocated restaurants of $315,000, and the write-off of miscellaneous equipment and disposals due to remodels partially offset by the gain on sale of one restaurant of $800,000.

Interest and other expenses increased by $2.0 million to $2.3 million in 2015 from $0.3 million in 2014. The increase was primarily due to increased interest expense on our line of credit and interest expense related to capital leases and deemed landlord financing obligations. Cash and marketable securities balances at the end of the year were $20.3 million in 2015 compared to $112.9 million in 2014.

Provision for income taxes decreased $0.1 million to $41.3 million in 2015 from $41.4 million in 2014. The effective tax rate as a percentage of income before taxes decreased to 30.3% in 2015 from 30.5% in 2014. The rate decrease was primarily due to higher employment-related Federal tax credits. We estimate our effective tax rate in 2016 will be about 31% based on current tax law.

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

Interest income and other income (expense) decreased by $991,000 to an expense of $317,000 in 2014 from income of $674,000 in 2013. Our investments were in short-term municipal securities and our deferred compensation investments were primarily in mutual funds. The decrease in investment income was primarily due to lower gains on investments held for our deferred compensation plan and a loss on our minority investment in Pie Squared Holdings. Cash and marketable securities balances at the end of the year were $112.9 million in 2014 compared to $65.1 million in 2013.

Provision for income taxes increased $11.4 million to $41.4 million in 2014 from $30.0 million in 2013. The effective tax rate as a percentage of income before taxes increased to 30.5% in 2014 from 29.5% in 2013. The rate increase was primarily due to the favorable impact of the American Taxpayer Relief Act of 2012, which was enacted in 2013, on the tax rate in 2013.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for constructing, remodeling and maintaining our new and existing company-owned restaurants; working capital; acquisitions; improving technology; share repurchases; and other general business needs. We fund these expenses, except for acquisitions of businesses and investments in affiliates, primarily with cash from operations. Depending on the size of the transaction, acquisitions of businesses or investments in affiliates would generally be funded from cash and marketable securities balances or using our line of credit. Our cash and marketable securities balance at December 27, 2015 was $20.3 million. Our marketable securities balance consists of mutual funds held for our deferred compensation plan.

During fiscal 2015, 2014, and 2013, net cash provided by operating activities was $237.3 million, $217.9 million, and $179.4 million, respectively. Net cash provided by operating activities in 2015 consisted primarily of net earnings adjusted for non-cash expenses and an increase in accrued expenses partially offset by an increase in refundable income taxes. The increase in accrued expenses was primarily due to higher withholdings on restricted stock units and higher wages payable. The increase in refundable income taxes was due to the enactment of the Protecting Americans from Tax Hikes (PATH) Act of 2015.

Net cash provided by operating activities in 2014 consisted primarily of net earnings adjusted for non-cash expenses and an increase in accrued expenses and accounts payable. The increase in accrued expenses was primarily due to higher payroll-related costs including higher incentive compensation and wages. The increase in accounts payable was primarily due to timing of payments.

Net cash provided by operating activities in 2013 consisted primarily of net earnings adjusted for non-cash expenses and an increase in accrued expenses and income taxes. The increase in accrued expenses was primarily due to higher payroll-related costs including higher incentive compensation and wages. The increase in income taxes was primarily due to timing of payments.

Net cash used in investing activities for 2015, 2014, and 2013, was $365.2 million, $179.0 million, and $145.7 million, respectively. Investing activities for 2015 included $172.5 million for acquisitions of property and equipment related to the additional company-owned restaurants and restaurants under construction and $203.6 million for the acquisitions of businesses. Investing activities for 2014 included $137.5 million for acquisitions of property and equipment related to the additional company-owned restaurants and restaurants under construction and $30.6 million for the acquisitions of businesses and investments in affiliates. Investing activities for 2013 included $138.7 million for acquisitions of property and equipment related to the additional company-owned restaurants and restaurants under construction and $10.3 million for the acquisition of businesses and investments in affiliates. In 2015, 2014, and 2013, we opened or purchased 107, 57, and 55 restaurants, respectively. In 2016, we expect capital expenditures of approximately $200 million, which does not include franchise acquisitions or emerging brand investments. In 2015, we purchased $12.3 million of marketable securities and received proceeds of $23.3 million as investments in marketable securities matured or were sold. In 2014, we purchased $23.0 million of marketable securities and received proceeds of $12.0 million as investments in marketable securities matured or were sold. In 2013, we received proceeds of $3.3 million as investments in marketable securities matured or were sold.

Net cash provided by (used in) financing activities for 2015, 2014, and 2013, was $45.5 million, $(1.9) million, and $3.0 million, respectively. Net cash provided by financing activities for 2015 resulted primarily from net proceeds from our line of credit of $34.5 million, and short-term borrowings from our national advertising and gift card funds of $36.2 million, partially offset by repurchases of our common stock of $25.0 million. Net cash used in financing activities for 2014 resulted primarily from tax payments for restricted stock units of $7.5 million partially offset by the issuance of common stock for options exercised and employee stock purchases of $3.0 million and excess tax benefits from stock issuances of $2.5 million. Net cash provided by financing activities for 2013 resulted primarily from the issuance of common stock for options exercised and employee stock purchases of $2.5 million and excess tax benefits from stock issuances of $5.5 million partially offset by tax payments for restricted stock units of $4.9 million. No additional funding from the issuance of common stock (other than from the exercise of options and employee stock purchases) is anticipated in 2016. We anticipate repurchasing $100 million of common stock in 2016.

Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. Lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds. We own the buildings in which 24% of our company-owned restaurants operate.

The following table presents a summary of our contractual operating lease obligations, capital lease obligations, financing obligations and commitments as of December 27, 2015:

		Payments Due By Period (in thousands)
	Total	Less than one year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$726,064	81,269	155,251	131,453	358,091
Capital lease obligations	50,363	4,779	9,665	9,939	25,980
Deemed landlord financing obligations	8,547	747	1,516	1,549	4,735
Commitments for restaurants under development	42,563	1,926	5,804	5,842	28,991
Total	$827,537	88,721	172,236	148,783	417,797

We believe the cash flows from our operating activities and our balance of cash and marketable securities will be sufficient to fund our operations and building commitments and meet our obligations in the foreseeable future. We have a $200 million unsecured revolving credit facility to allow us to remain nimble for future acquisitions of businesses, investments in affiliates, and share repurchases. There is a commitment fee on the average unused portion of the facility at a rate per annum between 0.125% and 0.200%, which is dependent on our consolidated total leverage ratio. Our future cash outflows related to income tax uncertainties amounted to $1.1 million as of December 27, 2015. These amounts were excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

Off-Balance Sheet Arrangements

As of December 27, 2015 and December 28, 2014, we had no off-balance sheet arrangements or transactions other than contractual lease obligations.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, “Revenue with Contracts from Customers.” ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted only for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of the updated guidance on our consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, "Consolidation: Amendments to the Consolidation Analysis." ASU 2015-02 modifies the analysis that must be performed to determine whether a reporting entity should consolidate certain types of legal entities. The updated guidance is effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We are currently evaluating the impact of the updated guidance on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 provides guidance related to a customer's accounting for fees paid in a cloud computing arrangement. The updated guidance is effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We do not believe the adoption of ASU 2015-05 will have a significant impact on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 requires that deferred income tax liabilities and assets be classified as non-current in a statement of financial position. The Company elected early adoption of this guidance for the fiscal year ended December 27, 2015, on a prospective basis. The adoption of this ASU allows the Company to simplify its presentation of deferred income tax liabilities and assets. Prior periods were not retrospectively adjusted.

In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have not evaluated the impact of the updated guidance on our consolidated financial statements.
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

Results of Quarterly Operations (unaudited) (amounts in thousands except per share data)

	Mar 30, 2014	Jun 29, 2014	Sep 28, 2014	Dec 28, 2014	Mar 29, 2015	Jun 28, 2015	Sep 27, 2015	Dec 27, 2015
Revenue:
Restaurant sales	344,945	343,141	350,524	384,380	414,972	401,860	431,763	466,405
Franchise royalties and fees	22,910	22,853	22,934	24,536	25,614	24,527	23,763	23,818
Total revenue	367,855	365,994	373,458	408,916	440,586	426,387	455,526	490,223

Costs and expenses:
Restaurant operating costs:
Cost of sales	97,487	96,837	101,886	117,680	125,677	117,843	126,878	137,414
Labor	105,334	107,432	111,897	119,569	130,394	129,294	138,897	144,262
Operating	49,038	50,017	52,364	58,164	58,551	56,822	63,343	72,039
Occupancy	18,969	19,283	19,796	20,883	21,990	22,354	24,210	26,015
Depreciation and amortization	22,832	23,746	24,776	27,100	28,069	29,208	33,610	36,616
General and administrative	28,156	30,223	27,784	31,875	30,522	33,701	33,714	31,196
Preopening	2,578	2,197	3,594	5,175	1,270	3,204	4,777	4,903
Loss on asset disposals and impairment	787	1,211	1,371	458	605	2,306	1,269	3,282
Total costs and expenses	325,181	330,946	343,468	380,904	397,078	394,732	426,698	455,727
Income from operations	42,674	35,048	29,990	28,012	43,508	31,655	28,828	34,496
Interest and other income (expense)	(127)	235	(236)	(189)	(75)	41	(1,400)	(912)
Earnings before income taxes	42,547	35,283	29,754	27,823	43,433	31,696	27,428	33,584
Income tax expense	14,231	11,580	8,001	7,540	14,448	10,264	8,261	8,292
Net earnings including noncontrolling interests	28,316	23,703	21,753	20,283	28,985	21,432	19,167	25,292
Net income (loss) attributable to noncontrolling interests	—	—	—	(39)	(78)	(67)	(69)	21
Net earnings attributable to Buffalo Wild Wings	28,316	23,703	21,753	20,322	29,063	21,499	19,236	25,271

Earnings per common share – basic	1.50	1.25	1.15	1.07	1.53	1.13	1.01	1.33
Earnings per common share – diluted	1.49	1.25	1.14	1.07	1.52	1.12	1.00	1.32
Weighted average shares outstanding – basic	18,873	18,904	18,923	18,931	18,993	19,003	19,022	19,036
Weighted average shares outstanding – diluted	18,953	18,981	19,021	19,051	19,074	19,113	19,167	19,173

Results of Quarterly Operations (unaudited)

	Mar 30, 2014	Jun 29, 2014	Sep 28, 2014	Dec 28, 2014	Mar 29, 2015	Jun 28, 2015	Sep 27, 2015	Dec 27, 2015
Revenue:
Restaurant sales	93.8%	93.8%	93.9%	94.0%	94.2%	94.2%	94.8%	95.1%
Franchise royalties and fees	6.2	6.2	6.1	6.0	5.8	5.8	5.2	4.9
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	28.3	28.2	29.1	30.6	30.3	29.3	29.4	29.5
Labor	30.5	31.3	31.9	31.1	31.4	32.2	32.2	30.9
Operating	14.2	14.6	14.9	15.1	14.1	14.1	14.7	15.4
Occupancy	5.5	5.6	5.6	5.4	5.3	5.6	5.6	5.6
Depreciation and amortization	6.2	6.5	6.6	6.6	6.4	6.9	7.4	7.5
General and administrative	7.7	8.3	7.4	7.8	6.9	7.9	7.4	6.4
Preopening	0.7	0.6	1.0	1.3	0.3	0.8	1.0	1.0
Loss on asset disposals and impairment	0.2	0.3	0.4	0.1	0.1	0.5	0.3	0.7
Total costs and expenses	88.4	90.4	92.0	93.1	90.1	92.6	93.7	93.0
Income from operations	11.6	9.6	8.0	6.9	9.9	7.4	6.3	7.0
Interest and other income (expense)	0.0	0.1	(0.1)	0.0	—	—	(0.3)	(0.2)
Earnings before income taxes	11.6	9.6	8.0	6.8	9.9	7.4	6.0	6.9
Income tax expense	3.9	3.2	2.1	1.8	3.3	2.4	1.8	1.7
Net earnings including noncontrolling interests	7.7	6.5	5.8	5.0	6.6	5.0	4.2	5.2
Net income (loss) attributable to noncontrolling interests	—	—	—	0.0	(0.0)	(0.0)	(0.0)	0.0
Net earnings attributable to Buffalo Wild Wings	7.7%	6.5%	5.8%	5.0%	6.6%	5.0%	4.2%	5.2%

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

Interest Rates

We are exposed to interest rate risk on the outstanding borrowings on our revolving credit facility. As of December 27, 2015, we had an outstanding balance of $34.5 million under the facility. An 11 basis point increase, which is equivalent to a 10% increase in our interest rates for 2015, would have increased interest expense by approximately $34,000 for fiscal 2015.

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

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product and supply risks. We negotiate directly with independent suppliers for our supply of food and other products. Domestically, we have a distribution contract with McLane Company, Inc. that covers food, beverage, and packaging goods. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. Chicken wings accounted for approximately 25%, 23%, and 25% of our cost of sales in 2015, 2014, and 2013, respectively, with an annual average price per pound of $1.83, $1.55, and $1.76, respectively. If the monthly average wing price exceeds an upper threshold or falls below a lower threshold set in the contract, we split the impact with our suppliers, reducing our risk related to wing price fluctuations. Thus, a 10% increase in the chicken wing costs for 2015 would have increased restaurant cost of sales by, at a maximum, $12.9 million for fiscal 2015. Additional information related to chicken wing prices and our approaches to managing the volatility thereof is included in Item 7 under “Results of Operations.”

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For supplemental information regarding quarterly results of operations, refer to Item 7, “Results of Quarterly Operations.”

BUFFALO WILD WINGS, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Buffalo Wild Wings, Inc.:
We have audited the accompanying consolidated balance sheets of Buffalo Wild Wings, Inc. and subsidiaries as of December 27, 2015 and December 28, 2014, and the related consolidated statements of earnings, comprehensive income, total equity, and cash flows for each of the fiscal years in the three-year period ended December 27, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buffalo Wild Wings, Inc. and subsidiaries as of December 27, 2015 and December 28, 2014, and the results of their operations and their cash flows for each of the fiscal years in the three‑year period ended December 27, 2015, in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, the Company adopted ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, in fiscal 2015 which requires that deferred tax assets and liabilities be classified as noncurrent in the statement of financial position.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Buffalo Wild Wings, Inc. and subsidiaries internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2016 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Minneapolis, Minnesota
February 25, 2016

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 27, 2015 and December 28, 2014
(Dollar amounts in thousands)

	December 27, 2015	December 28, 2014
Assets
Current assets:
Cash and cash equivalents	$11,220	93,329
Marketable securities	9,043	19,547
Accounts receivable, net of allowance of $25 and $25	34,087	28,322
Inventory	15,351	11,893
Prepaid expenses	6,386	4,215
Refundable income taxes	21,591	9,779
Deferred income taxes	—	15,807
Restricted assets	100,073	81,037
Total current assets	197,751	263,929

Property and equipment, net	604,712	494,401
Reacquired franchise rights, net	129,282	37,631
Other assets	26,536	19,399
Goodwill	114,101	38,106
Total assets	$1,072,382	853,466

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$2,144	2,099
Accounts payable	44,760	37,241
Accrued compensation and benefits	55,578	59,161
Accrued expenses	21,678	16,573
Current portion of long-term debt and capital lease obligations	2,147	—
Current portion of deferred lease credits	59	743
Amounts due to restricted funds	36,179	—
System-wide payables	101,078	79,668
Total current liabilities	263,623	195,485

Long-term liabilities:
Other liabilities	16,473	6,388
Deferred income taxes	23,726	39,815
Long-term debt and capital lease obligations, net of current portion	70,954	—
Deferred lease credits, net of current	41,869	37,479
Total liabilities	416,645	279,167

Commitments and contingencies (notes 7 and 16)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 18,917,776 and 18,937,131, respectively	160,353	148,114
Retained earnings	499,085	427,695
Accumulated other comprehensive loss	(4,094)	(2,096)
Total stockholders' equity	655,344	573,713
Noncontrolling interest	393	586
Total equity	655,737	574,299
Total liabilities and equity	$1,072,382	853,466

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Fiscal years ended December 27, 2015, December 28, 2014, and December 29, 2013
(Amounts in thousands except per share data)

	Fiscal years ended
	December 27, 2015	December 28, 2014	December 29, 2013
Revenue:
Restaurant sales	$1,715,000	1,422,990	1,185,351
Franchise royalties and fees	97,722	93,233	81,368
Total revenue	1,812,722	1,516,223	1,266,719

Costs and expenses:
Restaurant operating costs:
Cost of sales	507,812	413,890	363,755
Labor	542,847	444,232	360,302
Operating	250,755	209,583	174,338
Occupancy	94,569	78,931	68,394
Depreciation and amortization	127,503	98,454	84,978
General and administrative	129,133	118,038	96,182
Preopening	14,154	13,544	14,647
Loss on asset disposals and impairment	7,462	3,827	3,262
Total costs and expenses	1,674,235	1,380,499	1,165,858

Income from operations	138,487	135,724	100,861
Interest and other income (expense)	(2,346)	(317)	674
Earnings before income taxes	136,141	135,407	101,535
Income tax expense	41,265	41,352	29,981
Net earnings including noncontrolling interests	94,876	94,055	71,554
Net income (loss) attributable to noncontrolling interests	(193)	(39)	—
Net earnings attributable to Buffalo Wild Wings	$95,069	94,094	71,554

Earnings per common share – basic	$5.00	4.98	3.81
Earnings per common share – diluted	$4.97	4.95	3.79
Weighted average shares outstanding – basic	19,013	18,908	18,770
Weighted average shares outstanding – diluted	19,131	19,002	18,872

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net earnings including noncontrolling interests	$94,876	94,055	71,554
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(1,998)	(1,100)	(871)
Other comprehensive income (loss), net of tax	(1,998)	(1,100)	(871)
Comprehensive income including noncontrolling interest	92,878	92,955	70,683
Comprehensive income (loss) attributable to the noncontrolling interest	(193)	(39)	—
Comprehensive income attributable to Buffalo Wild Wings	$93,071	92,994	70,683

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TOTAL EQUITY
Fiscal years ended December 27, 2015, December 28, 2014, and December 29, 2013
(Dollar amounts in thousands)

	Buffalo Wild Wings Stockholders' Equity
	Common Stock		Retained	Accumulated Other Comprehensive	Stockholders'	Noncontrolling
	Shares	Amount	Earnings	(Loss) Income	Equity	Interest	Total
Balance at December 30, 2012	18,623,370	$121,450	262,047	(125)	383,372	—	$383,372

Net earnings	—	—	71,554	—	71,554	—	71,554
Other comprehensive loss	—	—	—	(871)	(871)	—	(871)
Shares issued under employee stock purchase plan	26,612	1,839	—	—	1,839	—	1,839
Shares issued from restricted stock units	177,041	—	—	—	—	—	—
Units effectively repurchased for required employee withholding taxes	(61,312)	(7,728)	—	—	(7,728)	—	(7,728)
Exercise of stock options	37,952	675	—	—	675	—	675
Excess tax benefit from stock issued	—	5,471	—	—	5,471	—	5,471
Stock-based compensation	—	11,496	—	—	11,496	—	11,496
Balance at December 29, 2013	18,803,663	133,203	333,601	(996)	465,808	—	465,808

Net earnings	—	—	94,094	—	94,094	(39)	94,055
Other comprehensive loss	—	—	—	(1,100)	(1,100)	—	(1,100)
Shares issued under employee stock purchase plan	17,040	2,081	—	—	2,081	—	2,081
Shares issued from restricted stock units	144,001	—	—	—	—	—	—
Units effectively repurchased for required employee withholding taxes	(55,538)	(4,874)	—	—	(4,874)	—	(4,874)
Exercise of stock options	27,965	951	—	—	951	—	951
Excess tax benefit from stock issued	—	2,500	—	—	2,500	—	2,500
Stock-based compensation	—	14,253	—	—	14,253	—	14,253
Noncontrolling interest resulting from acquisition						625	625
Balance at December 28, 2014	18,937,131	148,114	427,695	(2,096)	573,713	586	574,299

Net earnings	—	—	95,069	—	95,069	(193)	94,876
Other comprehensive loss	—	—	—	(1,998)	(1,998)	—	(1,998)
Shares issued under employee stock purchase plan	18,510	2,390	—	—	2,390	—	2,390
Shares issued from restricted stock units	103,112	—	—	—	—	—	—
Units effectively repurchased for required employee withholding taxes	(41,610)	(10,860)	—	—	(10,860)	—	(10,860)
Exercise of stock options	56,256	2,964	—	—	2,964	—	2,964
Excess tax benefit from stock issued	—	5,455	—	—	5,455	—	5,455
Stock-based compensation	—	13,611	—	—	13,611	—	13,611
Repurchase of common stock	(155,623)	(1,321)	(23,679)	—	(25,000)	—	(25,000)
Balance at December 27, 2015	18,917,776	$160,353	499,085	(4,094)	655,344	393	$655,737

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal years ended December 27, 2015, December 28, 2014, and December 29, 2013
(Dollar amounts in thousands)

	Fiscal years ended
	December 27, 2015	December 28, 2014	December 29, 2013
Cash flows from operating activities:
Net earnings including noncontrolling interest	$94,876	94,055	71,554
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation	120,060	93,773	79,881
Amortization	7,443	4,681	5,097
Loss on asset disposals and impairment	7,462	3,827	3,253
Deferred lease credits	4,052	4,331	5,247
Deferred income taxes	(281)	(3,946)	(2,209)
Stock-based compensation	13,647	14,253	11,496
Excess tax benefit from stock issuance	(5,455)	(2,500)	(5,471)
Loss on investments in affiliates	687	—	—
Change in operating assets and liabilities, net of effect of acquisitions:
Trading securities	(495)	(972)	(1,287)
Accounts receivable	(4,313)	(3,443)	(2,012)
Inventory	(2,407)	(2,178)	(1,581)
Prepaid expenses	(691)	383	(647)
Other assets	(6,381)	(139)	(1,218)
Unearned franchise fees	100	191	55
Accounts payable	4,445	5,343	(1,467)
Income taxes	(6,356)	(2,948)	5,264
Accrued expenses	10,867	13,155	13,405
Net cash provided by operating activities	237,260	217,866	179,360

Cash flows from investing activities:
Acquisition of property and equipment	(172,548)	(137,466)	(138,735)
Acquisition of businesses/investments in affiliates	(203,642)	(30,572)	(10,288)
Purchase of marketable securities	(12,301)	(22,991)	—
Proceeds from marketable securities	23,300	12,000	3,282
Net cash used in investing activities	(365,191)	(179,029)	(145,741)

Cash flows from financing activities:
Proceeds from line of credit	352,678	—	5,000
Repayments of line of credit	(318,148)	—	(5,000)
Borrowings from restricted funds	36,179	—	—
Repurchases of common stock	(25,000)	—	—
Other financing activities	(3,173)	—	—
Issuance of common stock	5,355	3,032	2,514
Excess tax benefit from stock issuance	5,455	2,500	5,471
Tax payments for restricted stock units	(7,847)	(7,474)	(4,946)
Net cash provided by (used in) financing activities	45,499	(1,942)	3,039
Effect of exchange rate changes on cash and cash equivalents	323	(1,068)	(496)
Net increase (decrease) in cash and cash equivalents	(82,109)	35,827	36,162
Cash and cash equivalents at beginning of year	93,329	57,502	21,340
Cash and cash equivalents at end of year	$11,220	93,329	57,502

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 27, 2015 and December 28, 2014
(Dollar amounts in thousands, except per-share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies

(a)	Nature of Business

References in these financial statement footnotes to “company”, “we”, “us”, and “our” refer to the business of Buffalo Wild Wings, Inc. and its wholly and majority owned subsidiaries. We operate Buffalo Wild Wings®, R Taco™, and PizzaRev® restaurants, as well as sell Buffalo Wild Wings and R Taco restaurant franchises. In exchange for initial and continuing franchise fees, we give franchisees the right to use the brand names. We operate as a single segment for reporting purposes.

We have company-owned or franchised restaurants in all 50 states and two Canadian provinces. Our franchised restaurants also operate in Mexico, Saudi Arabia, Philippines, and United Arab Emirates.

At December 27, 2015, December 28, 2014, and December 29, 2013, we operated 596, 491, and 434 company-owned restaurants, respectively, and had 579, 591, and 559 franchised restaurants, respectively.

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include, but are not limited to, estimates for valuation of long-lived assets and store-closing reserves, business combinations, self-insurance liability, lessee involvement in construction, and stock-based compensation. Actual results could differ from those estimates.

(d)	Fiscal Year

We utilize a 52- or 53-week accounting period that ends on the last Sunday in December. Each of the fiscal years ended December 27, 2015, December 28, 2014, and December 29, 2013 were comprised of 52 weeks. Our next 53-week year will be the fiscal year ended December 31, 2017.

(e)	Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

(f)	Marketable Securities

Marketable securities consist of available-for-sale securities and trading securities that are carried at fair value.

Available-for-sale securities are classified as current assets based upon our intent and ability to use any and all of the securities as necessary to satisfy the operational requirements of our business. Realized gains and losses from the sale of available-for-sale securities were not material for fiscal 2015, 2014, and 2013. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary.

Trading securities are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings as investment income. We have funded a deferred compensation plan using trading assets in a marketable equity portfolio. This portfolio is held to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. These deferred compensation liabilities were $8,958 and $8,360 as of December 27, 2015 and December 28, 2014, respectively, and are included in accrued compensation and benefits in the accompanying consolidated balance sheets.

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

We purchase products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors but the terms of the contracts and nature of the products are such that purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is chicken wings. The price we pay for chicken wings is determined based on the average of the previous month’s wing market plus mark-up for processing and distribution. If the monthly average exceeds an upper threshold or falls below a lower threshold set in the contract, we split the impact with our suppliers, reducing our risk related to wing price fluctuations. For fiscal 2015, 2014, and 2013, chicken wings were 25%, 23%, and 25%, respectively, of cost of sales.

(i)	Property and Equipment

Property and equipment are recorded at cost. Leasehold improvements, which include the cost of improvements funded by landlord incentives or allowances, are amortized using the straight-line method over the lesser of the term of the lease, without consideration of renewal options, or the estimated useful lives of the assets, which typically range from five to ten years. Leasehold improvements related to remodels are depreciated using the straight-line method over the estimated useful life, which is typically five years. Buildings are depreciated using the straight-line method over the estimated useful life, which ranges from 10 to 40 years. Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to eight years. Maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the respective accounts and the related gains or losses are credited or charged to earnings.

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

In certain leases, due to our involvement in the construction of leased assets, we are considered the deemed accounting owner of a construction project. In addition, we recognize a deemed landlord financing obligation for construction costs incurred by our landlords. Once construction is complete, we complete an assessment to determine if we are deemed to have continuing involvement in the construction project. In certain leases, due to unreimbursed construction costs, we are deemed to have continuing involvement and are precluded from de-recognizing the asset and associated financing obligation. In these cases, we continue to account for the landlord's asset as if we are the legal owner.

(j)	Goodwill, Reacquired Franchise Rights, and Other Assets

Goodwill represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is subject to an annual impairment analysis. We identify potential impairments of goodwill by comparing the fair value of the reporting unit to its carrying amount, which includes goodwill and other intangible assets. The fair value of the reporting unit is calculated using a market approach. If the fair value of the reporting unit exceeds the carrying amount, the assets are not impaired. If the carrying amount exceeds the fair value, this is an indication that impairment may exist. We calculate the amount of the impairment by comparing the fair value of the assets and liabilities to the fair value of the reporting unit. The fair value of the reporting unit in excess of the value of the assets and liabilities is the implied fair value of the goodwill. If this amount is less than the carrying amount of goodwill, impairment is recognized for the difference. No goodwill impairment charges were recognized during fiscal years 2015, 2014, and 2013.

Reacquired franchise rights are amortized over the life of the related franchise agreement. We evaluate reacquired franchise rights in conjunction with our impairment evaluation of long-lived assets.

Other assets consist primarily of liquor licenses and investments in affiliates. Liquor licenses are either amortized over their renewal period or, if transferable, are carried at the lower of fair value or cost. We identify potential impairments for transferable liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the fair value of the asset is less than the carrying amount, an impairment is recorded. The carrying amount of the transferable liquor licenses not subject to amortization as of December 27, 2015 and December 28, 2014 was $8,876 and $5,911, respectively, and is included in other assets in the accompanying consolidated balance sheets.

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

An asset retirement obligation associated with the retirement of a tangible long-lived asset is recognized as a liability in the period incurred or when it becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. We must recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. Conditional asset retirement obligations are legal obligations to perform asset retirement activities when the timing and/or method of settlement are conditional on a future event or may not be within our control. Asset retirement costs are depreciated over the useful life of the related asset. As of December 27, 2015 and December 28, 2014, we had asset retirement obligations of $690 and $525, respectively.

(m)	Foreign Currency

Our reporting currency is the U.S. dollar, while the functional currency of our Canadian operations is the Canadian dollar. Our assets and liabilities denominated in foreign currencies are translated at the rate of exchange on the balance sheet date. Revenues, costs and expenses, and cash flows are translated using the average exchange rate for the period. Collection of royalties from our international franchise partners is received in U.S. dollars.

(n)	Revenue Recognition

Franchise agreements have terms ranging from 10 to 20 years. These agreements also convey multiple extension terms of five or ten years, depending on contract terms if certain conditions are met. We provide the use of the Buffalo Wild Wings and R Taco trademarks, system, training, preopening assistance, and restaurant operating assistance in exchange for area development fees, franchise fees, and royalties of 5% of a restaurant’s sales.

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

We enter into franchise agreements with unrelated third parties to build and operate restaurants using the Buffalo Wild Wings brand within a defined geographical area. We believe that franchising is an effective and efficient means to expand the Buffalo Wild Wings brand. The franchisee is required to operate its restaurants in compliance with its franchise agreement that includes adherence to operating and quality control procedures established by us. We do not provide loans, leases, or guarantees to the franchisee or the franchisee’s employees and vendors. If a franchisee becomes financially distressed, we do not provide financial assistance. If financial distress leads to a franchisee’s noncompliance with the franchise agreement and we elect to terminate the franchise agreement, we have the right but not the obligation to acquire the assets of the franchisee at fair value as determined by an independent appraiser. We have financial exposure for the collection of the royalty payments. U.S franchisees generally remit royalty payments weekly for the prior week’s sales and international franchisees generally remit royalty payments within one month, which substantially minimizes our financial exposure. Historically, we have experienced insignificant write-offs of franchisee royalties. Franchise and area development fees are paid upon the signing of the related agreements. We also enter into franchise agreements with unrelated third parties to build and operate restaurants using the R TacoTM brand.

(p)	Advertising Costs

Contributions to the national advertising fund related to company-owned restaurants are expensed as contributed and local advertising costs for company-owned restaurants are expensed as incurred. These costs totaled $59,991, $52,780, and $44,025, in fiscal years 2015, 2014, and 2013, respectively.

(q)	Preopening Costs

Costs associated with the opening of new company-owned restaurants are expensed as incurred.

(r)	Payments Received from Vendors

Vendor allowances include allowances and other funds received from vendors. Certain of these funds are determined based on various quantitative contract terms. We also receive vendor allowances from certain manufacturers and distributors calculated based upon purchases made by franchisees. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction of the related expense. Amounts that represent a reduction of inventory purchase costs are recorded as a reduction of inventoriable costs. We record an estimate of earned vendor allowances that are calculated based upon monthly purchases. We generally receive payment from vendors approximately 30 days from the end of a month for that month’s purchases. During fiscal 2015, 2014, and 2013, vendor allowances were recorded as a reduction in inventoriable costs, and cost of sales was reduced by $10,938, $11,186, and $8,548, respectively.

(s)	Restricted Assets and System-wide Payables

We have a system-wide marketing and advertising fund for our U.S. Buffalo Wild Wings locations. Company-owned and franchised restaurants are required to remit a designated portion of restaurant sales to a national advertising fund that is used for marketing and advertising efforts throughout the system. That amount was 2.75% to 3.15% of restaurant sales in fiscal year 2015 and 3% in fiscal years 2014 and 2013. Certain payments received from various vendors are also deposited into the national advertising fund. These funds are used for development and implementation of brand initiatives and programs. As of December 27, 2015 and December 28, 2014, the national advertising fund liability was $21,967 and $12,455, respectively.

We have a system-wide gift card fund which consists of a cash balance, which is restricted to funding of future gift card redemptions and gift card related costs as well as receivables from retail gift card partners, and a corresponding liability for those outstanding gift cards which we believe will be redeemed in the future. As of December 27, 2015 and December 28, 2014, the gift card liability was $79,110 and $67,213, respectively. Recognized gift card breakage is transferred to the national advertising fund.

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

From time to time, we borrow funds from our national advertising and gift card funds. As these borrowings are restricted for the use of the national advertising and gift card funds, we show amounts borrowed as a current liability on our consolidated balance sheets. The borrowings bear no interest and are payable to the national advertising and gift card funds on demand.

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

Total stock-based compensation expense recognized in the consolidated statement of earnings for fiscal year 2015 was $13,647 before income taxes and consisted of restricted stock units, stock options, ESPP, and stock appreciation rights expense of $11,510, $1,393, $726, and $56 respectively. The related total tax benefit recognized in 2015 was $4,639.

Total stock-based compensation expense recognized in the consolidated statement of earnings for fiscal year 2014 was $14,253 before income taxes and consisted of restricted stock units, stock options, ESPP, and stock appreciation rights expense of $12,474, $1,054, $705, and $20, respectively. The related total tax benefit recognized in 2014 was $4,917.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the following assumptions:

	Stock Options
	December 27, 2015	December 28, 2014	December 29, 2013
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	34.3%	35.7%	48.5%
Risk-free interest rate	1.4%	1.7%	0.8%
Expected life of options	5	5	5

	Employee Stock Purchase Plan
	December 27, 2015			December 28, 2014			December 29, 2013
Expected dividend yield		0.0%			0.0%			0.0%
Expected stock price volatility	31.1	—	37.9%	45.5	—	45.9%	46.4	—	47.2%
Risk-free interest rate		0.23%			0.05%			0.08%
Expected life of options		0.5			0.5			0.5

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

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 “Revenue with Contracts from Customers.” ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The updated guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted only for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of the updated guidance on our consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, "Consolidation: Amendments to the Consolidation Analysis." ASU 2015-02 modifies the analysis that must be performed to determine whether a reporting entity should consolidate certain types of legal entities. The updated guidance is effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We are currently evaluating the impact of the updated guidance on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, "Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." ASU 2015-05 provides guidance related to a customer's accounting for fees paid in a cloud computing arrangement. The updated guidance is effective for interim and annual periods beginning after December 15, 2015, and early adoption is permitted. We do not believe the adoption of ASU 2015-05 will have a significant impact on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17 “Income Taxes: Balance Sheet Classification of Deferred Taxes.” ASU 2015-17 requires that deferred income tax liabilities and assets be classified as non-current in a statement of financial position. The Company elected early adoption of this guidance for the fiscal year ended December 27, 2015, on a prospective basis. The adoption of this ASU allows the Company to simplify its presentation of deferred income tax liabilities and assets. Prior periods were not retrospectively adjusted.
In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 requires that lease arrangements longer than 12 months result in an entity recognizing an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We have not evaluated the impact of the updated guidance on our consolidated financial statements.
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

(2) Fair Value Measurements

The guidance for fair value measurements establishes the authoritative definition of fair value, sets out a framework for measuring fair value, and outlines the required disclosures regarding fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. We use a three-tier fair value hierarchy based upon observable and non-observable inputs as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets;

•	Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

•	Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

The following table summarizes the financial assets and liabilities measured at fair value in our consolidated balance sheet as of December 27, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Marketable Securities	$9,043	—	—	9,043
Liabilities
Contingent Consideration	—	—	1,551	1,551
Deferred Compensation	8,958	—	—	8,958

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 28, 2014:

	Level 1	Level 2	Level 3	Total
Assets
Cash Equivalents	$62,510	3,000	—	65,510
Marketable Securities	8,551	10,996	—	19,547
Restricted Assets	3,028	—	—	3,028

Our cash equivalents were comprised of money market funds and commercial paper which are valued using the Level 1 and Level 2 approach, respectively. Our marketable securities were classified as trading securities and available-for-sale securities. Our trading securities and deferred compensation liability were comprised of investments held for future needs of our non-qualified deferred compensation plan and were reported at fair market value, using the “market approach” valuation technique. The “market approach” valuation method uses prices and other relevant information observable in market transactions involving identical or comparable assets and is a Level 1 approach. Our available-for-sale securities were comprised of commercial paper and other highly liquid assets and were valued using a Level 2 approach. Our restricted assets were comprised of money market mutual funds and were valued using the Level 1 approach. Our contingent consideration liabilities represent amounts owed in association with our fiscal year 2015 acquisitions. These liabilities were valued using a Level 3 approach which utilized an option pricing model and the projected future performance of certain restaurants we acquired. The future performance of these acquired restaurants will ultimately determine the settlement amount of these liabilities.

  There was no significant activity within Level 3 instruments during the fiscal years ended December 27, 2015 and December 28, 2014, other than the addition of the contingent consideration liabilities.

There were no significant transfers between the levels of the fair value hierarchy during the fiscal years ended December 27, 2015 and December 28, 2014.

Our financial assets and liabilities requiring a fair-value measurement on a non-recurring basis were not significant as of December 27, 2015 or December 28, 2014.

Non-financial assets and liabilities that are measured at fair value on a recurring basis

At December 27, 2015, we did not have any significant nonfinancial assets or liabilities that required a fair-value measurement on a recurring basis.

Non-financial assets and liabilities that are measured at fair value on a non-recurring basis

In regards to our impairment analysis, we generally estimate long-lived asset fair values, including property, plant and equipment and leasehold improvements, using the income approach. The inputs used to determine fair value relate primarily to future assumptions regarding restaurant sales and profitability. These inputs are categorized as Level 3 inputs. The inputs used represent management’s assumptions about what information market participants would use in pricing the assets and are based upon the best information available at the balance sheet date.

During 2015 and 2014, we recorded an impairment charge of $1,458 and $1,661, respectively, for our underperforming restaurants.

Certain of our financial assets and liabilities are recorded at their carrying amounts which approximate fair value, based on their short-term nature or variable interest rate. These financial assets and liabilities include cash, accounts receivable, accounts payable, long-term debt, and other current assets and liabilities.

(3) Marketable Securities

Marketable securities consisted of the following:

	December 27, 2015	December 28, 2014
Available-for-sale
Municipal securities	$—	10,996
Trading
Mutual funds	9,043	8,551
Total	$9,043	19,547

Purchases of available-for-sale securities totaled $12,301 and sales totaled $23,300 in 2015.

Purchases of available-for-sale securities totaled $22,991 and sales totaled $12,000 in 2014.

Sales of available securities totaled $512 and there were no purchases in 2013. Proceeds from maturities of held-to-maturity securities totaled $2,770 and there were no purchases in 2013.

Trading securities represent investments held for future needs of our non-qualified deferred compensation plan.

(4) Property and Equipment

Property and equipment consisted of the following:

	December 27, 2015	December 28, 2014
Construction in process	$18,662	12,391
Buildings	92,603	80,811
Capital leases and buildings under deemed landlord financing	25,105
Furniture, fixtures, and equipment	369,344	301,568
Leasehold improvements	553,736	461,155
Property and equipment, gross	1,059,450	855,925
Less accumulated depreciation	(454,738)	(361,524)
Property and equipment, net	$604,712	494,401

As of December 27, 2015, we recorded assets under capital lease of $21,770 and related accumulated amortization of $1,412. Amortization expense under capital leases is included within depreciation and amortization on the consolidated statement of earnings.

(5) Goodwill and Other Intangible Assets

Goodwill is summarized below:

	December 27, 2015	December 28, 2014
Beginning of year	$38,106	32,533
Additions	76,062	5,573
Adjustments	(67)	—
End of year	$114,101	38,106

Goodwill is not subject to amortization but nearly all is deductible for tax purposes.

Reacquired franchise rights consisted of the following:

	December 27, 2015	December 28, 2014
Reacquired franchise rights	$152,070	53,030
Accumulated amortization	(22,788)	(15,399)
Reacquired franchise rights, net	$129,282	37,631

Amortization expense related to reacquired franchise rights for fiscal 2015, 2014, and 2013 was $7,301, $4,652, and $5,097, respectively. The weighted average amortization period is 14.9 years. Estimated future amortization expense as of December 27, 2015 was as follows:

Fiscal year ending:
2016	$11,908
2017	13,032
2018	11,785
2019	10,790
2020	9,896
Thereafter	71,871
Total future amortization expense	$129,282

(6) Investments in Affiliates

We have a minority equity investment in Pie Squared Holdings, LLC, a California-based restaurant concept, as well as licensing rights which had a balance of $6,726 and $8,064 for the fiscal years ended December 27, 2015 and December 28, 2014, respectively. As of December 27, 2015, Pie Squared Holdings operated 19 and franchised 10 PizzaRev fast casual pizza restaurants, including 2 restaurants operated by us. As early as 2017, we have the option to purchase a majority interest in Pie Squared Holdings, LLC, at the determined fair market value. We also have the right to open company-owned locations in certain states. Investments in affiliates is included in other assets in our Consolidated Balance Sheets.

(7) Lease Commitments

We have operating leases related to the majority of our restaurants and corporate offices that have various expiration dates. We also have capital leases related to certain restaurants. We also have certain leases where we are the deemed accounting owner and record the transaction as a deemed landlord financing. Most of these leases contain renewal options. In addition to base rents, leases typically require us to pay our share of common area maintenance, insurance, real estate taxes, and other operating costs. Certain leases also include provisions for contingent rentals based upon sales.

Future minimum rental payments due under noncancelable operating leases, capital leases, deemed landlord financings and commitments for restaurants under development as of December 27, 2015 were as follows:

	Operating leases	Capital leases	Restaurants under development	Deemed landlord financing
Fiscal year ending:
2016	$81,269	4,779	1,926	747
2017	79,893	4,806	2,898	751
2018	75,358	4,859	2,906	765
2019	69,520	4,919	2,910	765
2020	61,933	5,020	2,932	784
Thereafter	358,091	25,980	28,991	4,735
Total future minimum lease payments	$726,064	50,363	42,563	8,547
Less amounts representing interest	—	(16,703)	—	(3,636)
Present value of obligations	—	33,660	—	4,911

In 2015, 2014, and 2013, we rented office space under operating leases which, in addition to the minimum lease payments, require payment of a proportionate share of the real estate taxes and building operating expenses. We also rent restaurant space under operating leases, some of which, in addition to the minimum lease payments and proportionate share of real estate and operating expenses, require payment of percentage rents based upon sales levels. Rent expense, excluding our proportionate share of real estate taxes and building operating expenses, was as follows:

	Fiscal Years Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Minimum rents	$75,515	61,286	53,651
Percentage rents	1,409	1,019	715
Total	$76,924	62,305	54,366
Equipment and auto leases	$1,411	1,194	1,000

(8) Long-Term Debt and Capital Lease Obligations

The detail of our long-term debt and capital lease obligations as of December 27, 2015 is as follows:

	Average interest rate for the 12 months ended December 27, 2015	Maturity	December 27, 2015
Revolving credit facility	1.1%	July 2018	34,530
Capital lease and deemed landlord financing obligations	7.9%	November 2030	38,571
Total debt and capital lease obligations			73,101
Less: current maturities			(2,147)
Total long-term debt and capital lease obligations			70,954

We have a $200,000 unsecured revolving credit facility. Interest is charged at LIBOR plus an applicable margin based on our consolidated total leverage ratio. There is also a commitment fee on the average unused portion of the facility at a rate per annum based on the consolidated total leverage ratio.

The revolving credit facility contains covenants that requires us to maintain certain financial ratios, including consolidated coverage, consolidated total leverage and minimum EBITDA. The revolving credit facility also contains other customary affirmative and negative covenants, including covenants that restrict the right of the Company and its subsidiaries to merge, to lease, sell or otherwise dispose of assets, to make investments and to grant liens on their assets. As of December 27, 2015, we were in compliance with all of these covenants.

Maturities of long-term debt and capital lease obligations as of December 27, 2015 are as follows:

Fiscal year ending:
2016	$2,147
2017	2,561
2018	37,279
2019	3,043
2020	3,407
Thereafter	24,664
Total future maturities of long-term debt and capital lease obligations	$73,101

(9) Income Taxes

The components of earnings (loss) before taxes were as follows:

	Fiscal Years Ended
	December 27, 2015	December 28, 2014	December 29, 2013
United States	$140,737	142,352	111,011
Foreign	(4,596)	(6,945)	(9,476)
Total earnings before taxes	$136,141	135,407	101,535

The provision for income taxes consisted of the following:

	Fiscal Years Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Current:
Federal	$34,764	37,168	26,598
State	6,782	8,036	5,592
Deferred:
Federal	1,192	799	728
State	(1,253)	(3,294)	(737)
Foreign	(220)	(1,357)	(2,200)
Total income tax expense	$41,265	41,352	29,981

The following is a reconciliation of the expected federal income taxes (benefits) at the statutory rate of 35% to the actual provision for income taxes:

	Fiscal Years Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Expected federal income tax expense	$47,650	47,392	35,537
State income tax expense, net of federal effect	3,377	4,399	3,145
General business credits	(11,094)	(9,418)	(8,097)
Other, net	1,332	(1,021)	(604)
Total income tax expense	$41,265	41,352	29,981

Deferred income taxes are provided for temporary differences between the basis of assets and liabilities for financial reporting purposes and income tax purposes. Deferred tax assets and liabilities as of December 28, 2014, were classified as current and noncurrent on the basis of the classification of the related asset or liability for financial reporting. In November 2015, the FASB issued ASU 2015-17 “Income Taxes.” ASU 2015-17 requires that deferred income tax liabilities and assets be classified as non-current in a statement of financial position. The Company elected early adoption of this guidance for the fiscal year ended December 27, 2015, on a prospective basis. The adoption of this ASU allows the Company to simplify its presentation of deferred income tax liabilities and assets. Prior periods were not retrospectively adjusted. Temporary differences comprising the net deferred tax assets and liabilities on the accompanying consolidated balance sheets are as follows:

	December 27, 2015	December 28, 2014
Deferred tax assets:
Unearned revenue	$4,386	3,101
Accrued compensation and benefits	5,339	4,805
Deferred lease credits	15,718	14,524
Stock-based compensation	4,030	5,010
Advertising costs	3,159	1,806
Insurance reserves	1,349	3,696
Capital lease and deemed landlord financing	14,659
Foreign NOL/Other	6,248	6,028
Other	8,190	5,523
Total	$63,078	44,493

Deferred tax liabilities:
Depreciation	$69,002	55,177
Goodwill and other amortization	8,098	2,089
Prepaid expenses	1,398	2,120
Accrued bonus	2,058	3,087
Future taxes on foreign earnings	6,248	6,028
Total	$86,804	68,501

Net deferred tax liability	$23,726	$24,008

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

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Fiscal Years Ended
	December 27, 2015	December 28, 2014
Beginning of year	$598	$825
Additions based on tax positions related to the current year	476	229
Additions (reductions) based on tax positions related to prior years	108	(30)
Reductions based on settlements with tax authorities	(6)	(187)
Reductions based on expiration of statute of limitations	(48)	(239)
End of year	$1,128	$598

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal 2015, 2014, and 2013, interest and penalties of $13, ($25), and $2, respectively, were included in income tax expense. As of December 27, 2015, and December 28, 2014, interest and penalties related to unrecognized tax benefits totaled $51 and $30, respectively. Included in the balance at December 27, 2015 and December 28, 2014, are unrecognized tax benefits of $733 and $389, respectively, which if recognized, would affect the annual effective tax rate. The difference between these amounts and the amount reflected in the reconciliation above relates to the deferred U.S. federal income tax benefit on unrecognized tax benefits related to U.S. state income taxes.

The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, Canada, Netherlands, and all states in the U.S. that have an income tax. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before fiscal 2012, state and local income tax examinations by tax authorities for fiscal years before 2012, and non-U.S. income tax examinations by tax authorities for fiscal years before 2011.

We regularly assess and reevaluate tax uncertainties by considering changes in current tax law, recent court decisions, and changes in the business. We do not anticipate total unrecognized tax benefits will significantly change due to settlement of audits and the expiration of statutes of limitations prior to December 25, 2016.

(10) Stockholders’ Equity

(a)	Stock Options

We have 5.4 million shares of common stock reserved for issuance under the Equity Incentive Plan (Plan) for our employees, officers, and directors. The exercise price for stock options issued under the Plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven years. Nonqualified stock options issued pursuant to the Plan have a four-year vesting period and have a contractual life of seven years. Incentive stock options may be granted under this plan until March 12, 2022. We issue new shares of common stock upon exercise of stock options. Option activity is summarized for the year ended December 27, 2015 as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding, December 28, 2014	158,879	$78.90	3.7	$16,553

Granted	29,270	182.73
Exercised	(56,256)	52.69
Cancelled	(645)	112.01
Outstanding, December 27, 2015	131,248	$113.12	4.0	$7,051
Exercisable, December 27, 2015	87,668	93.56	3.3	6,174

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $162.28 as of the last business day of the year ended December 27, 2015, which would have been received by the optionees had all options been exercised on that date. As of December 27, 2015, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2,025, which is expected to be recognized over a weighted average period of approximately 2.4 years. During 2015, 2014, and 2013, the total intrinsic value of stock options exercised was $7,021, $3,029, and $2,159, respectively. During 2015, 2014, and 2013, the total fair value of options vested was $1,361, $1,138, and $1,028, respectively. During 2015, 2014, and 2013, the weighted average grant date fair value of options granted was $59.11, $50.23, and $37.09, respectively.

The following table summarizes our stock options outstanding at December 27, 2015:

			Options outstanding			Options exercisable
Range			Shares	Average remaining contractual life (years)	Weighted average exercise price	Shares	Weighted average exercise price
$48.35	—	53.75	27,363	1.6	$51.48	27,363	$51.48
87.53	—	87.53	31,670	4.0	87.53	22,384	87.53
94.42	—	147.52	42,945	4.1	123.83	30,599	114.27
159.03	—	182.97	29,270	6.0	182.73	7,322	182.73
			131,248			87,668

The Plan has 890,910 shares available for grant as of December 27, 2015.

(b)	Restricted Stock Units

Restricted stock units are granted annually under the Plan at the discretion of the Compensation Committee of the Board of Directors.

In 2015, 2014, and 2013, we granted restricted stock units subject to three-year cliff vesting and a cumulative three-year earnings target. The number of units which vest at the end of the three-year period is based on performance against the target. These restricted stock units are subject to forfeiture if they have not vested at the end of the three-year period. Stock-based compensation is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date through the end of the performance period.

For each grant, restricted stock units meeting the performance criteria will vest as of the end of our fiscal year. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required minimum employee withholding taxes. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for fiscal 2015 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 28, 2014	265,989	$108.82

Granted	99,701	180.60
Vested	(158,287)	89.44
Cancelled	(17,283)	125.70
Outstanding, December 27, 2015	190,120	$161.06

As of December 27, 2015, the stock-based compensation expense related to nonvested awards not yet recognized was $10,095, which is expected to be recognized over a weighted average period of 1.5 years. During fiscal years 2015 and 2014 the total grant date fair value of shares vested was $14,157 and $7,582, respectively. The weighted average grant date fair value of restricted stock units granted during 2015, 2014, and 2013 was $180.60, $147.46, and $87.49, respectively. During 2015, 2014, and 2013, we recognized $11,454, $12,474, and $9,899 respectively, of stock-based compensation expense related to restricted stock units.

(c)	Employee Stock Purchase Plan

We have reserved 600,000 shares of common stock for issuance under the ESPP. The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During 2015, 2014, and 2013, we issued 18,510, 17,040, and 26,612 shares, respectively, of common stock. As of December 27, 2015, we had 185,758 shares available for future issuance under the ESPP.

(11) Earnings Per Common Share

The following is a reconciliation of basic and fully diluted earnings per common share for fiscal 2015, 2014, and 2013:

	Fiscal year ended December 27, 2015
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$95,069
Earnings per common share	95,069	19,013,426	$5.00
Effect of dilutive securities – stock options	—	69,219
Effect of dilutive securities – restricted stock units	—	48,849
Earnings per common share – assuming dilution	$95,069	19,131,494	$4.97

	Fiscal year ended December 28, 2014
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$94,094
Earnings per common share	94,094	18,907,801	$4.98
Effect of dilutive securities – stock options	—	74,519
Effect of dilutive securities – restricted stock units	—	19,211
Earnings per common share – assuming dilution	$94,094	19,001,531	$4.95

	Fiscal year ended December 29, 2013
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$71,554
Earnings per common share	71,554	18,770,317	$3.81
Effect of dilutive securities – stock options	—	67,933
Effect of dilutive securities – restricted stock units	—	33,915
Earnings per common share – assuming dilution	$71,554	18,872,165	$3.79

The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been anti-dilutive or were performance-granted shares for which the performance criteria had not yet been met:

	December 27, 2015	December 28, 2014	December 29, 2013
Stock options	47,764	25,035	63,744
Restricted stock units	141,270	246,778	279,120

(12) Supplemental Disclosures of Cash Flow Information

	Fiscal Years Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Cash paid during the period for:
Income taxes	$47,150	48,988	27,361
Interest	1,634	152	—
Noncash financing and investing transactions:
Property and equipment not yet paid for	1,986	(46)	(3,039)
Tax withholding for restricted stock units	7,613	4,600	7,200
Goodwill adjustment	—	—	8
Issuance of note payable for investment in subsidiary	—	2,375	—
Increase in asset retirement obligation and liability	1,146	—	—
Increase in contingent consideration	1,551	—	—
Increase in deemed landlord financing assets and obligations	4,945	—	—

(13) Loss on Asset Disposals and Impairment

In 2015, 2014, and 2013, we closed restaurants resulting in a charge to earnings for remaining lease obligations, utilities, and other related costs. These charges were recognized as a part of the loss on asset disposals and impairment on our accompanying consolidated statements of earnings.

The following is a rollforward of the store closing reserve:

	Fiscal Years Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Beginning reserve balance	$28	13	22
Store closing costs incurred	503	315	38
Costs paid	(531)	(300)	(47)
Ending reserve balance	$—	28	13

During 2015, we recorded an impairment charge for the assets of three underperforming restaurants. An impairment charge of $1,458 was recorded to the extent that the carrying amount of the assets was not considered recoverable based on estimated discounted future cash flows and the underlying fair value of the assets. There was an impairment charge of $1,661 in 2014 for three underperforming restaurants. There was an impairment charge of $1,118 in 2013 for two underperforming restaurants.

The following is a summary of the loss on asset disposals and impairment charges recognized by us:

	Fiscal Years Ended
	December 27, 2015	December 28, 2014	December 29, 2013
Store closing charges	$503	315	38
Long-lived asset impairment	1,458	1,661	1,118
Remodels and other miscellaneous asset write-offs	5,501	1,851	2,106
Loss on asset disposals and impairment	$7,462	3,827	3,262

(14) Defined Contribution Plans

We have a defined contribution 401(k) plan whereby eligible employees may contribute pretax wages in accordance with the provisions of the plan. We match 100% of the first 3% and 50% of the next 2% of contributions made by eligible employees. Matching contributions of approximately $2,823, $2,907, and $1,710 were made by us during fiscal 2015, 2014, and 2013, respectively.

Under our Management Deferred Compensation Plan, our executive officers and certain other individuals are entitled to receive an amount equal to a percentage of their base salary ranging from 5.0% to 12.5% which is credited on a monthly basis to their deferred compensation account. Cash contributions of $669, $610, and $584 were made by us during 2015, 2014, and 2013, respectively. Such amounts are subject to certain vesting provisions, depending on length of employment and circumstances of employment termination. In addition, individuals may elect to defer a portion or all of their cash compensation.

(15) Related Party Transactions

It is our policy that all related party transactions must be disclosed and approved by the disinterested directors. A member of our board of directors, Warren Mack, is an officer at one of our law firms.

(16) Contingencies

We have a limited guarantee of the borrowings of Pie Squared Pizza, LLC, a subsidiary of Pie Squared Holdings, LLC, in the amount of $575.

Litigation

On June 2, 2015, two of our former employees (the “plaintiffs”) filed a collective action under the Fair Labor Standards Act (“FLSA”) and putative class action under New York state law against us in the United States District Court for the Western District of New York. The claim alleges that we have a policy or procedure requiring employees who receive compensation in part through tip credits to perform work that is ineligible for tip credit compensation at a tip credit rate in violation of the FLSA and New York state law. We intend to vigorously defend this lawsuit. We believe a loss is reasonably possible, but we are currently unable to reasonably estimate the amount of loss.

In addition to the litigation described above, we are involved in various other legal matters arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

(17) Acquisitions of Businesses

During 2015, we acquired 54 existing Buffalo Wild Wings restaurants, and 1 existing R Taco restaurant and 4 Buffalo Wild Wings restaurants under construction through five acquisitions. During 2014, we acquired a majority ownership in Rusty Taco, Inc, which operated two and franchised seven R Taco restaurants as of the acquisition date. During 2014, we also acquired 13 Buffalo Wild Wings franchised restaurants through two acquisitions. The total purchase price in 2015 and 2014 was $205,193 and $30,497, respectively, and was primarily paid in cash funded by cash from operations, the sale of marketable securities and proceeds from our revolving credit facility. The acquisitions were accounted for as business combinations. The assets acquired and liabilities assumed were recorded based on their fair values at the time of the acquisitions as detailed below:

	Fiscal Years Ended
	December 27, 2015	December 28, 2014
Inventory, prepaids, and other assets	$4,821	$403
Property and equipment	58,123	15,928
Lease and other liabilities	2,274	570
Reacquired franchise rights	99,040	8,880
Goodwill	76,062	5,373
Capital lease obligations	(34,424)	—
Liabilities	(703)	(657)
Total purchase price	$205,193	$30,497

The determination of the fair values of the acquired assets and assumed liabilities and the related determination of estimated lives of depreciable tangible and identifiable intangible assets requires significant judgment. On our Form 10-Q filed on October 30, 2015, we disclosed a preliminary allocation of our purchase price for our two most recent acquisitions based on estimated fair values of the assets acquired and liabilities assumed. The fair values of acquired assets and liabilities related to these acquisitions, comprising 47 Buffalo Wild Wings restaurants, were revised from the estimated values disclosed in the financial statements in our quarterly report Form 10-Q for the quarter ended September 27, 2015 as a result of the Company's normal process for determining the fair value of acquired assets and assumed liabilities. As a result of these revisions, inventory, prepaids and other assets decreased $9,215, goodwill increased $14,433, property and equipment decreased $7,500, and capital lease obligations increased $4,449. Other changes to our initial estimated values were immaterial. As of December 27, 2015, we consider the estimates of fair value to be preliminary, and are therefore subject to further refinement.

As of the acquisition dates for our most recently completed acquisitions, we recorded total contingent consideration liabilities of $1,551. These liabilities will be settled based on the performance of certain restaurants involved in the acquisitions during fiscal years 2016 and 2017. The future performance of these restaurants is unknown as of December 27, 2015.

The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill. The results of operations of these locations are included in our consolidated statements of earnings as of the date of acquisition. The acquisitions had an immaterial impact on net earnings for the fiscal years ended December 27, 2015 and December 28, 2014. Pro forma results are not presented, as the acquisitions were not considered material to our consolidated results of operations.

The fair value measurement of tangible and intangible assets and liabilities as of the acquisition date is based on significant inputs not observed in the market and thus represents a Level 3 fair value measurement. Fair value measurements for reacquired franchise rights were determined using the income approach. Fair value measurements for property and equipment were determined using the cost approach. Fair value measurements for capital lease obligations were determined using the market approach.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 27, 2015, management conducted an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, management concluded that, as of December 27, 2015, our disclosure controls and procedures were not effective as a result of material weaknesses in our internal control over financial reporting, as described below in Management’s Report on Internal Control over Financial Reporting.

Notwithstanding the identified material weaknesses, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even effective internal control over financial reporting can only provide reasonable assurance of achieving their control objectives.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 27, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on the evaluation performed, management concluded that material weaknesses existed at December 27, 2015, as described below.

The Company did not maintain sufficient resources to identify and analyze changes in business activities and the related impact on internal control over financial reporting. This material weakness contributed to inadequately designed controls over (1) the accounting for lease arrangements, including controls over the designation of leases as capital or operating, evaluation of build-to-suit lease arrangements, the evaluation of whether a variable interest in the lessor or leased property is created by the lease arrangement, and the recognition and measurement of leases acquired in a business combination; and (2) the review and approval of manual journal entries.

Certain of the control deficiencies resulted in immaterial misstatements to lease-related accounts within the preliminary consolidated financial statements that were corrected prior to the issuance of the Company’s consolidated financial statements as of and for the fiscal year ended December 27, 2015. Other control deficiencies resulted in no misstatements. However, these control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore we concluded that the deficiencies represent material weaknesses in the Company’s internal control over financial reporting and our internal control over financial reporting was not effective as of December 27, 2015.

Our internal control over financial reporting as of December 27, 2015 has been audited by KPMG LLP, an independent registered public company accounting firm, as stated in its report which contains an adverse opinion on the effectiveness of our internal control over financial reporting. This report appears on page 66.

Remedial Measures
The Company is in the process of improving its policies and procedures relating to the recognition and measurement of new and modified lease transactions originated by the Company or acquired through business combinations. Management plans to enhance its internal controls by a) adding controls to ensure proper review of new and modified leases and the application of relevant accounting standards; b) strengthening the review and approval of manual journal entries; and c) adding resources to the conduct of risk assessment procedures and implementing necessary revisions to internal control over financial reporting, responsive to changes in the business.

The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We believe this remediation will occur in fiscal 2016 and will strengthen our internal control over financial reporting and will prevent a reoccurrence of the material weaknesses described above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, other than the identification of and the responses to the material weaknesses discussed above.

ITEM 9B. OTHER INFORMATION

Not applicable.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Buffalo Wild Wings, Inc:
We have audited Buffalo Wild Wings, Inc. and subsidiaries internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Buffalo Wild Wings, Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses related to a lack of sufficient resources to identify and analyze changes in business activities and the impact on internal controls over financial reporting; ineffective design and operation of process level controls over accounting for lease arrangements entered into by the Company and acquired in business combinations and over the review and approval of manual journal entries have been identified and included in management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), consolidated balance sheets of Buffalo Wild Wings, Inc. and subsidiaries as of December 27, 2015 and December 28, 2014, and the related consolidated statements of earnings, comprehensive income, total equity, and cash flows for each of the fiscal years in the three-year period ended December 27, 2015. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal year 2015 consolidated financial statements, and this report does not affect our report dated February 25, 2016, which expressed an unqualified opinion on those consolidated financial statements.
In our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objective on the control criteria, Buffalo Wild Wings, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 27, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
/s/ KPMG LLP
Minneapolis, Minnesota
February 25, 2016

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is contained in Part I of this document under the heading “Executive Officers,” and the sections entitled “Election of Directors,” “Compliance with Section 16(a) of the Exchange Act,” and “Corporate Governance” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2016 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in the sections entitled “Executive Compensation” and “Compensation Discussion and Analysis” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2016 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to the security ownership of certain holders is contained in the sections entitled “Security Ownership of Officers and Directors,” “Security Ownership of Certain Beneficial Holders,” and “Equity Compensation Plan Information” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2016 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in the sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2016 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the section entitled “Independent Registered Public Accounting Firm” appearing in our Proxy Statement to be delivered to shareholders in connection with the 2016 Annual Meeting of Shareholders. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements. The following consolidated financial statements of ours are filed with this report and can be found at Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm dated February 25, 2016

Consolidated Balance Sheets as of December 27, 2015 and December 28, 2014

Consolidated Statements of Earnings for the Fiscal Years Ended December 27, 2015, December 28, 2014, and December 29, 2013

Consolidated Statements of Comprehensive Income for the Fiscal Years Ended December 27, 2015, December 28, 2014, and December 29, 2013

Consolidated Statements of Total Equity for the Fiscal Years Ended December 27, 2015, December 28, 2014, and December 29, 2013

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 27, 2015, December 28, 2014, and December 29, 2013

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

Date: February 25, 2016	BUFFALO WILD WINGS, INC.

	By	/s/ SALLY J. SMITH
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

Name	Title	Date

/s/ SALLY J. SMITH	Chief Executive Officer, President and Director (principal executive officer)	2/25/2016
Sally J. Smith

/s/ MARY J. TWINEM	Executive Vice President, Chief Financial Officer and Treasurer (principal financial and accounting officer)	2/25/2016
Mary J. Twinem

/s/ DALE M. APPLEQUIST	Director	2/25/2016
Dale M. Applequist

/s/ JAMES M. DAMIAN	Director, Chairman of the Board	2/25/2016
James M. Damian

/s/ MICHAEL P. JOHNSON	Director	2/25/2016
Michael P. Johnson

/s/ WARREN E. MACK	Director	2/25/2016
Warren E. Mack

/s/ J. OLIVER MAGGARD	Director	2/25/2016
J. Oliver Maggard

/s/ JERRY R. ROSE	Director	2/25/2016
Jerry R. Rose

/s/ CINDY L. DAVIS	Director	2/25/2016
Cindy L. Davis

BUFFALO WILD WINGS, INC.
EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended:	Commission File No.
December 27, 2015	000-24743

Exhibit Number	Description

2.1
Asset Purchase Agreement, dated July 10, 2015, by and among Alamowing Development, LLC; B III Wing, LLC; RioWing Development, LLC; AlamoWing NM Partners, LLC; AlamoWing NM Partners II, LLC; SOUTHSEAS WINGS, LLC; the subsidiary and affiliate operating entities and individual principal beneficial owners listed therein, FMP SA Management Group, LLC, solely in its capacity as the Seller Representative, and Blazin Wings, Inc. (Incorporated by reference to Exhibit 2.1 to our current report on Form 8-K filed July 14, 2015)

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

10.5	Form of Notice of Incentive Stock Option Award under the 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on February 22, 2008)(1)

10.6	2003 Equity Incentive Plan, as Amended and Restated on May 15, 2008 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 21, 2008)(1)

10.7	The Executive Nonqualified Excess Plan as of May 15, 2008 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed May 21, 2008)(1)

10.8	The Executive Nonqualified Excess Plan Adoption Agreement as of May 15, 2008 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed May 21, 2008)(1)

10.9	Employment Agreement dated September 16, 2008 with Sally J. Smith (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 22, 2008)(1)

10.10	Employment Agreement dated September 16, 2008 with Mary J. Twinem (incorporated by reference to Exhibit 10.2 to our Form 8-K filed September 22, 2008)(1)

10.11	Employment Agreement dated September16, 2008 with James M. Schmidt (incorporated by reference to Exhibit10.3 to our Form 8-K filed September 22, 2008)(1)

10.12	Employment Agreement dated September16, 2008 with Judith A. Shoulak (incorporated by reference to Exhibit10.4 to our Form 8-K filed September 22, 2008)(1)

10.13	Employment Agreement dated September16, 2008 with Kathleen M. Benning (incorporated by reference to Exhibit10.5 to our Form 8-K filed September 22, 2008)(1)

10.14	Employment Agreement dated September16, 2008 with Mounir N. Sawda (incorporated by reference to Exhibit10.8 to our Form 10-Q for the fiscal quarter ended September 28, 2008)(1)

10.15	Employment Agreement dated May 19, 2015 with Emily C. Decker (incorporated by reference to our Form 10-Q for the fiscal quarter ended June 28, 2015)(1)

10.16	Amendment No. 1 to 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 10, 2008)(1)

10.17	2012 Equity Incentive Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement filed March 22, 2012)(1)

10.18
Form of Notice of Performance-Based Restricted Stock Unit Award under the 2012 Equity Incentive Plan (Officer Level) (incorporated by reference to Exhibit 10.17 to our Form 10-K filed February 28, 2014)(1)

10.19	Form of Notice of Incentive Stock Option Award under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to our Form 10-K filed February 28, 2014)(1)

10.20	Employment Agreement dated May 11, 2012 with Lee R. Patterson (incorporated by reference to Exhibit 10.19 to our Form 10-K filed February 28, 2014)(1)

10.21	Employment Agreement dated May 11, 2012 with Andrew D. Block (incorporated by reference to Exhibit 10.20 to our Form 10-K filed February 28, 2014)(1)

10.22
Credit Agreement Dated as of February 2, 2013 with the lenders from time to time thereto and Wells Fargo Bank, National Association, as Administrative Agent and Issuing Lender (incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 12, 2013)

10.23
First Amendment to Credit Agreement dated as of May 5, 2014, with the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent and Issuing Lender (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended March 30, 2014)

10.24
Second Amendment to Credit Agreement dated as of July 22, 2015 among Buffalo Wild Wings, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 23, 2015)

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

101*
The following financial statements from the Company’s 10-K for the fiscal year ended December 27, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholder's Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.

(1)	Management contract or compensatory arrangement required to be filed as an exhibit.