Form 10-Q
period 2016-03-27
BUFFALO WILD WINGS INC
filed 2016-05-02
CIK 1062449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2016

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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐   NO  ☒
The number of shares outstanding of the registrant’s common stock as of April 27, 2016: 18,826,449 shares.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(unaudited)

	March 27, 2016	December 27, 2015
Assets
Current assets:
Cash and cash equivalents	$11,693	11,220
Marketable securities	9,147	9,043
Accounts receivable, net of allowance of $25	33,873	34,087
Inventory	14,583	15,351
Prepaid expenses	5,509	6,386
Refundable income taxes	—	21,591
Restricted assets	22,880	100,073
Total current assets	97,685	197,751

Property and equipment, net	593,670	604,712
Reacquired franchise rights, net	128,175	129,282
Other assets	36,122	26,536
Goodwill	115,823	114,101
Total assets	$971,475	1,072,382

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$1,963	2,144
Accounts payable	40,762	44,760
Accrued compensation and benefits	31,943	55,578
Accrued expenses	19,675	21,678
Income tax payable	1,189	—
Current portion of long-term debt and capital lease obligations	4,787	2,147
Current portion of deferred lease credits	76	59
System-wide payables	81,220	137,257
Total current liabilities	181,615	263,623

Long-term liabilities:
Other liabilities	16,168	16,473
Deferred income taxes	24,585	23,726
Long-term debt and capital lease obligations, net of current portion	42,423	70,954
Deferred lease credits	42,636	41,869
Total liabilities	307,427	416,645

Commitments and contingencies (note 10)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 18,750,276 and 18,917,776, respectively	159,265	160,353
Retained earnings	508,332	499,085
Accumulated other comprehensive loss	(3,847)	(4,094)
Total stockholders’ equity	663,750	655,344
Noncontrolling interests	298	393
Total equity	664,048	655,737
Total liabilities and equity	$971,475	1,072,382

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands except per share data)
(unaudited)

	Three months ended
	March 27, 2016	March 29, 2015
Revenue:
Restaurant sales	$483,911	414,972
Franchise royalties and fees	24,346	25,614
Total revenue	508,257	440,586
Costs and expenses:
Restaurant operating costs:
Cost of sales	143,823	125,677
Labor	149,129	130,394
Operating	69,680	58,551
Occupancy	26,723	21,990
Depreciation and amortization	37,549	28,069
General and administrative	31,665	30,522
Preopening	1,863	1,270
Loss on asset disposals	1,222	605
Total costs and expenses	461,654	397,078
Income from operations	46,603	43,508
Interest and other income (expense)	27	(75)
Earnings before income taxes	46,630	43,433
Income tax expense	13,952	14,448
Net earnings including noncontrolling interests	32,678	28,985
Net loss attributable to noncontrolling interests	(95)	(78)
Net earnings attributable to Buffalo Wild Wings	$32,773	29,063
Earnings per common share – basic	$1.73	1.53
Earnings per common share – diluted	$1.73	1.52
Weighted average shares outstanding – basic	18,922	18,993
Weighted average shares outstanding – diluted	18,957	19,074

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net earnings including noncontrolling interests	$32,678	28,985
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	247	(895)
Other comprehensive income (loss), net of tax	247	(895)
Comprehensive income including noncontrolling interests	32,925	28,090
Comprehensive loss attributable to noncontrolling interests	(95)	(78)
Comprehensive income attributable to Buffalo Wild Wings	$33,020	28,168

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	Three months ended
	March 27, 2016	March 29, 2015
Cash flows from operating activities:
Net earnings including noncontrolling interests	$32,678	28,985
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation	34,552	26,851
Amortization	2,997	1,218
Loss on asset disposals	1,222	605
Deferred lease credits	2,067	1,159
Deferred income taxes	858	(5,508)
Stock-based compensation	1,404	2,745
Excess tax benefit from stock issuance	(33)	(66)
Change in fair value of contingent consideration	(1,106)	—
Loss on investments in affiliates	158	—
Change in operating assets and liabilities, net of effect of acquisitions:
Trading securities	(104)	(328)
Accounts receivable	(1,297)	(2,053)
Inventory	806	471
Prepaid expenses	889	(5,619)
Other assets	(428)	154
Unearned franchise fees	(181)	362
Accounts payable	(706)	(1,037)
Income taxes	22,813	17,796
Accrued expenses	(19,488)	(18,374)
Net cash provided by operating activities	77,101	47,361
Cash flows from investing activities:
Acquisition of property and equipment	(34,094)	(25,788)
Acquisition of businesses	(3,860)	(13,894)
Purchase of marketable securities	—	(12,297)
Proceeds from marketable securities	—	11,155
Net cash used in investing activities	(37,954)	(40,824)
Cash flows from financing activities:
Proceeds from line of credit	108,633	—
Repayments of line of credit	(135,514)	—
Borrowings from restricted funds	22,622	—
Repurchases of common stock	(25,000)	—
Other financing activities	(500)	—
Issuance of common stock	434	231
Excess tax benefit from stock issuance	33	66
Tax payments for restricted stock units	(9,172)	(7,627)
Net cash used in financing activities	(38,464)	(7,330)
Effect of exchange rate changes on cash and cash equivalents	(210)	65
Net increase (decrease) in cash and cash equivalents	473	(728)
Cash and cash equivalents at beginning of period	11,220	93,329
Cash and cash equivalents at end of period	$11,693	92,601
See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 27, 2016 AND MARCH 29, 2015
(Dollar amounts in thousands except share and per share data)
(unaudited)

(1)	Basis of Financial Statement Presentation
The consolidated financial statements as of March 27, 2016 and December 27, 2015, and for the three-month periods ended March 27, 2016 and March 29, 2015 have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information as of March 27, 2016 and for the three-month periods ended March 27, 2016 and March 29, 2015 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.
References in the remainder of this document to “the Company,” “we,” “us” and “our” refer to the business of Buffalo Wild Wings, Inc. and its wholly and majority owned subsidiaries. We operate Buffalo Wild Wings®, R TacoTM, and PizzaRev® restaurants as well as sell Buffalo Wild Wings and R Taco restaurant franchises. In exchange for initial and continuing franchise fees, we give franchisees the right to use the brand names. We operate as a single segment for reporting purposes.
The financial information as of December 27, 2015 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 27, 2015, which are included in Item 8 in the fiscal 2015 Annual Report on Form 10-K, and should be read in conjunction with such financial statements.
The results of operations for the three-month period ended March 27, 2016 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 25, 2016.
Certain amounts as of December 27, 2015 have been reclassified to conform to the current year presentation. The Company reclassified amounts previously presented separately on the Consolidated Balance Sheets as amounts due to restricted funds into our system-wide payables, to which they were related. The change in classification does not affect previously reported cash flows from operations or from financing activities in the Consolidated Statement of Cash Flows, or the previously reported Consolidated Statement of Operations for any period.

(2)	Summary of Significant Accounting Policies

(a)	Inventories
Inventories are stated at the lower of cost and net realizable value (see Recently Adopted Accounting Standards for our early adoption of the guidance issued in 2015 for inventory measurement). Cost is determined by the first-in, first-out method.
We purchase products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. One of the primary food products used by our restaurants and our franchised restaurants is traditional chicken wings. The price we pay for traditional chicken wings is determined based on the average of the previous month’s wing market plus mark-up for processing and distribution. If the monthly average exceeds an upper threshold or falls below a lower threshold set in the contract, we split the impact with our suppliers. For the three-month periods ended March 27, 2016 and March 29, 2015, chicken wings were 25.9% and 26.5%, respectively, of restaurant cost of sales.

(b)	Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 “Revenue with Contracts from Customers.” ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The requirements will be effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of the updated requirements on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 requires for lease arrangements spanning more than 12 months, an entity to recognize an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We believe the adoption of ASU 2016-02 will materially impact our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-04, “Liabilities - Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products.” ASU 2016-04 provides specific guidance for the derecognition of prepaid stored-value product liabilities. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. We do not believe it will materially impact our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 provides specific guidance to determine whether an entity is providing a specified good or service itself or is arranging for the good or service to be provided by another party. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of the updated requirements on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation: Improvement to Employee Share-Based Payment Accounting.” ASU 2016-09 provides guidance intended to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted for any entity in any interim or annual period. We are currently evaluating the impact of the updated guidance on our consolidated financial statements.
We reviewed all other significant newly-issued accounting pronouncements and concluded they are not applicable to our operations.

(c)	Recently Adopted Accounting Standards
We adopted each of the following four standards as of December 28, 2015, which did not have a material impact on our consolidated financial statements.
In February 2015, the FASB issued ASU 2015-02, “Consolidation: Amendments to the Consolidation Analysis.” ASU 2015-02 modifies the analysis that must be performed to determine whether a reporting entity should consolidate certain types of legal entities. The updated guidance was effective for interim and annual periods beginning after December 15, 2015.
In April 2015, the FASB issued ASU 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software: Customer's Accounting for Fees Paid in a Cloud Computing Arrangement.” ASU 2015-05 provides guidance related to a customer's accounting for fees paid in a cloud computing arrangement. The updated guidance was effective for interim and annual periods beginning after December 15, 2015. We adopted this guidance prospectively. Fees that meet the criteria of a software license are capitalized and included in other assets on our consolidated balance sheets. Amortization expense is recognized over the term of the arrangement and is included in depreciation and amortization expense on our consolidated statements of earnings.
In July 2015, the FASB issued ASU 2015-11, “Inventory: Simplifying the Measurement of Inventory.” ASU 2015-11 changed the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The guidance requires prospective application for the reporting periods beginning after December 15, 2016 and permits adoption in an earlier period. The Company elected early adoption of this guidance as of December 28, 2015.
In September 2015, the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 removes the requirement to retrospectively account for adjustments to preliminary amounts recognized in a business combination. The guidance requires the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The prior period impact of the adjustment should be either presented separately on the face of the income statement or disclosed in the notes. The guidance was effective for interim and annual reporting periods beginning after December 15, 2015.

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
•Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of March 27, 2016:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Marketable Securities	$9,147	—	—	9,147
Liabilities
Contingent Consideration	$—	—	445	445
Deferred Compensation	8,979	—	—	8,979
The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 27, 2015:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Marketable Securities	$9,043	—	—	9,043
Liabilities
Contingent Consideration	—	—	1,551	1,551
Deferred Compensation	8,958	—	—	8,958
Our marketable securities were classified as trading securities. Our trading securities and deferred compensation liability comprise investments held for future needs of our non-qualified deferred compensation plan and were reported at fair market value, using the “market approach” valuation technique. The “market approach” valuation method uses prices and other relevant information observable in market transactions involving identical or comparable assets and is a Level 1 approach. Our contingent consideration liabilities represent amounts owed in association with our fiscal year 2015 acquisitions. These liabilities were valued using a Level 3 approach that utilizes an option pricing model and the projected future performance of certain restaurants we acquired. The future performance of these acquired restaurants will ultimately determine the settlement amount of these liabilities. Estimates of fair value are inherently uncertain and represent only management's reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results.

The following table summarizes the activity within Level 3 instruments during the three-month period ended March 27, 2016:

Contingent Consideration Liabilities
Level 3 balance at December 27, 2015	$(1,551)
Mark to market adjustment	1,106
Level 3 balance at March 27, 2016	$(445)
There was no significant activity within Level 3 instruments during the three-month period ended March 29, 2015.
There were no significant transfers between the levels of the fair value hierarchy during the three-month periods ended March 27, 2016 and March 29, 2015.

(4)	Marketable Securities
Marketable securities consisted of the following:

	March 27, 2016	December 27, 2015
Trading
Mutual funds	$9,147	9,043
Total	$9,147	9,043
There were no purchases or sales of available-for-sale securities during the three-month period ended March 27, 2016. There were purchases totaling $12,297 and sales totaling $11,155 of available-for-sale securities during the three-month period ended March 29, 2015.

(5)	Property and Equipment
Property and equipment consisted of the following:

	March 27, 2016	December 27, 2015
Construction in process	$22,193	18,662
Buildings	94,304	92,603
Capital leases and buildings under deemed landlord financing	24,928	25,105
Furniture, fixtures, and equipment	361,158	369,344
Leasehold improvements	566,312	553,736
Property and equipment, gross	1,068,895	1,059,450
Less accumulated depreciation	(475,225)	(454,738)
Property and equipment, net	$593,670	604,712

(6)	Long-Term Debt and Capital Lease Obligations
Our long-term debt and capital lease obligations consisted of the following:

	Average interest rate for the three months ended March 27, 2016	Maturity	March 27, 2016	December 27, 2015
Revolving credit facility	1.3%	July 2018	$7,648	34,530
Capital lease and deemed landlord financing obligations	7.7%	Various through November 2030	39,562	38,571
Total debt and capital lease obligations			47,210	73,101
Less current maturities			(4,787)	(2,147)
Total long-term debt and capital lease obligations			$42,423	70,954

We have a $200,000 unsecured revolving credit facility. Interest is charged at LIBOR plus an applicable margin based on our consolidated total leverage ratio. We also pay a commitment fee on the average unused portion of the facility at a rate per annum based on our consolidated total leverage ratio.
The revolving credit facility contains covenants that require us to maintain certain financial ratios, including consolidated coverage, consolidated total leverage and minimum EBITDA. The revolving credit facility also has other customary affirmative and negative covenants, including covenants that restrict the right of the Company and its subsidiaries to merge, to lease, sell or otherwise dispose of assets, to make investments and to grant liens on their assets. As of March 27, 2016, we were in compliance with all of these covenants.

(7)	Stockholder’s Equity
We have 5.4 million shares of common stock reserved for issuance under our Equity Incentive Plan (Plan) for our employees, officers, and directors. The Plan had 910,099 shares available for grant as of March 27, 2016.

(a)	Stock Options
The exercise price for stock options issued under the Plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Stock options vest in four equal annual installments and have a contractual life of seven years. Incentive stock options may be granted under this Plan until March 12, 2022. We issue new shares of common stock upon the exercise of stock options. Option activity is summarized for the three months ended March 27, 2016 as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, December 27, 2015	131,248	$113.12	4.0	$7,051
Exercised	(6,392)	67.85
Cancelled	(3,821)	152.93
Outstanding, March 27, 2016	121,035	$114.26	3.8	$4,788
Exercisable, March 27, 2016	81,276	95.60	3.2	4,311
The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $144.84 as of the last business day of the three-month period ended March 27, 2016, which would have been received by the optionees had all options been exercised and sold on that date. As of March 27, 2016, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,600, which is expected to be recognized over a weighted average period of approximately 2.2 years. During the three-month periods ended March 27, 2016 and March 29, 2015, the total intrinsic value of stock options exercised was $533 and $288, respectively. No shares were granted or vested during the three-month periods ended March 27, 2016 or March 29, 2015.

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
For each grant, restricted stock units meeting the performance criteria will vest as of the end of the third fiscal year in the performance period, subject to a Plan-specified maximum number of shares that may be issued to any individual in any year in settlement of restricted stock units. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required minimum employee withholding taxes. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for the three months ended March 27, 2016 was as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 27, 2015	190,120	$161.06
Cancelled	(6,772)	166.88
Outstanding, March 27, 2016	183,348	$160.85
As of March 27, 2016, the total stock-based compensation expense related to nonvested awards not yet recognized was $7,181, which is expected to be recognized over a weighted average period of 1.3 years. No shares were granted or vested during the three-month periods ended March 27, 2016 and March 29, 2015. During the three-month periods ended March 27, 2016 and March 29, 2015, we recognized $1,111 and $2,317, respectively, of stock-based compensation expense related to restricted stock units.

(c)	Employee Stock Purchase Plan
We have reserved 600,000 shares of common stock for issuance under our Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the three-month periods ended March 27, 2016, and March 29, 2015, we issued no shares of common stock under the ESPP. As of March 27, 2016, we had 185,758 shares available for future issuance under the ESPP.

(8)	Earnings Per Common Share
The following is a reconciliation of basic and fully diluted earnings per common share for the three-month periods ended March 27, 2016 and March 29, 2015:

	Three Months Ended March 27, 2016
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$32,773
Earnings per common share	32,773	18,922,040	$1.73
Effect of dilutive securities – stock options	—	35,044
Earnings per common share – assuming dilution	$32,773	18,957,084	$1.73

	Three Months Ended March 29, 2015
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$29,063
Earnings per common share	29,063	18,992,965	$1.53
Effect of dilutive securities – stock options	—	81,363
Earnings per common share – assuming dilution	$29,063	19,074,328	$1.52

The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been antidilutive or were performance-granted shares for which the performance criteria had not yet been met:

	Three months ended
	March 27, 2016	March 29, 2015
Stock options	49,094	6,691
Restricted stock units	183,348	242,471

(9)	Supplemental Disclosures of Cash Flow Information

	Three months ended
	March 27, 2016	March 29, 2015
Cash paid (received) during the period for:
Income taxes	$(9,786)	2,096
Interest	867	—
Noncash financing and investing transactions:
Decrease in property and equipment not yet paid for	(3,326)	(2,311)
Increase in deemed owner assets and obligations	1,490	—
Increase in property and equipment and liabilities from hosted software arrangements	1,151	—
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
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 27, 2015. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for 2016, cash requirements, and our expected store openings and preopening costs. Such statements are forward-looking and speak only as of the date on which they are made. Actual results are subject to various risks and uncertainties including, but not limited to, those discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations as well as in Item 1A of Part I of the fiscal 2015 Annual Report on Form 10-K. Information included in this discussion and analysis includes commentary on company-owned and franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Buffalo Wild Wings, Inc. concepts and the overall health of the concepts. Franchise information also provides an understanding of our revenues because franchise royalties and fees are based on the opening of franchised units and their sales. However, franchised restaurant sales and same-store sales information does not represent sales in accordance with U. S. generally accepted accounting principles (GAAP), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.
Critical Accounting Estimates
Our most critical accounting estimates, which are those that require significant judgment, include: valuation of long-lived assets and store closing reserves, business combinations, lessee involvement in construction, and stock-based compensation. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 27, 2015. There have been no changes to those policies during this period.
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
Overview
As of March 27, 2016, we owned and operated 603 company-owned restaurants, including 596 Buffalo Wild Wings®, 5 R TacoTM, and 2 PizzaRev® restaurants in the United States and Canada. We also franchised an additional 587 restaurants, including 580 Buffalo Wild Wings restaurants and 7 R Taco restaurants. We are building for long-term future earnings growth by investing in Buffalo Wild Wings, franchising, and new and emerging brands. These investments will help us to achieve our vision of being a company of 3,000 total restaurants worldwide.
In 2016, we expect to open approximately 40 company-owned Buffalo Wild Wings restaurants, and we expect our franchisees to open 30 to 35 Buffalo Wild Wings restaurants in the United States and 12 to 15 Buffalo Wild Wings restaurants internationally. Our net earnings per share growth goal is 13% to 18% for 2016. Our growth and success depend on several factors and trends. First, we will continue to focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, therefore, cash flow per location. We remain committed to high quality operations and guest experience.
Our revenue is generated by:

•
Sales at our company-owned restaurants, which represented 95% of total revenue in the first quarter of 2016. Food and nonalcoholic beverages accounted for 80% of restaurant sales. Alcoholic beverages accounted for 19% of restaurant sales. Other items accounted for the remaining 1% of restaurant sales. The menu items with the highest sales volumes in the first quarter of 2016 are traditional and boneless wings, representing 21% and 22% of restaurant sales, respectively.

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
Third, we continue to monitor and react to changes in our cost of sales. The cost of sales is difficult to predict, as it has ranged from 29.3% to 30.3% of restaurant sales per quarter in our 2015 fiscal year and 2016 first quarter, mostly due to the price fluctuations in chicken wings. We are focused on minimizing the impact of rising costs per wing. Our efforts include selling wings by portion, new purchasing strategies, menu price increases, and reduced food waste, as well as marketing promotions, menu additions, and menu changes that affect the percentage that chicken wings represent of total restaurant sales. We will continue to monitor the cost of chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. Current-month chicken wing prices are determined based on the average of the previous month’s wing market plus mark-up for processing and distribution. If the monthly average exceeds an upper threshold or falls below a lower threshold set in the contract, we split the impact with our suppliers, reducing our risk related to wing price fluctuations. We continually evaluate alternative pricing models in order to mitigate price volatility.
We generate cash from the operation of company-owned restaurants and from franchise royalties and fees. We highlight the specific costs associated with the ongoing operation of our company-owned restaurants in the consolidated statement of earnings under “Restaurant operating costs.” Our depreciation and amortization expense consists primarily of depreciation related to assets used by our company-owned restaurants and amortization of reacquired franchise rights. Preopening costs are those costs associated with opening new company-owned restaurants and will vary quarterly based on the number of new locations opening and under construction. Loss on asset disposals is related to company-owned restaurants and includes the costs associated with remodels, closures of locations, and normal asset retirements. General and administrative expenses are related to home office and field support provided to both company-owned restaurant and franchising operations.
We operate on a 52- or 53-week fiscal year ending on the last Sunday in December. Both of the first quarters of 2016 and 2015 consisted of 13 weeks.

Quarterly Results of Operations
Our operating results for the periods indicated are expressed below as a percentage of total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales. The information for each three-month period is unaudited, and we have prepared it on the same basis as the audited financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to fairly present the unaudited quarterly results.
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

	Three months ended
	March 27, 2016	March 29, 2015
Revenue:
Restaurant sales	95.2%	94.2
Franchise royalties and fees	4.8	5.8
Total revenue	100.0	100.0
Costs and expenses:
Restaurant operating costs:
Cost of sales	29.7	30.3
Labor	30.8	31.4
Operating	14.4	14.1
Occupancy	5.5	5.3
Depreciation and amortization	7.4	6.4
General and administrative	6.2	6.9
Preopening	0.4	0.3
Loss on asset disposals	0.2	0.1
Total costs and expenses	90.8	90.1
Income from operations	9.2	9.9
Interest and other income (expense)	0.0	(0.0)
Earnings before income taxes	9.2	9.9
Income tax expense	2.7	3.3
Net earnings including noncontrolling interests	6.4	6.6
Net loss attributable to noncontrolling interests	(0.0)	(0.0)
Net earnings attributable to Buffalo Wild Wings	6.4%	6.6

The number of company-owned and franchised restaurants open are as follows:

	Three Months Ended
	March 27, 2016			March 29, 2015
	Corporate	Franchise	Total	Corporate	Franchise	Total
Buffalo Wild Wings
Beginning of period	590	573	1,163	487	584	1,071
Opened	6	8	14	3	11	14
Acquired	1	(1)	—	6	(6)	—
Closed/Relocated	(1)	—	(1)	—	(2)	(2)
End of period	596	580	1,176	496	587	1,083
R Taco
Beginning of period	4	6	10	2	7	9
Opened	1	1	2	—	—	—
Acquired	—	—	—	1	(1)	—
Closed/Relocated	—	—	—	—	—	—
End of period	5	7	12	3	6	9
PizzaRev
Beginning of period	2	n/a	2	2	n/a	2
Opened	—	n/a	—	—	n/a	—
Acquired	—	n/a	—	—	n/a	—
Closed/Relocated	—	n/a	—	—	n/a	—
End of period	2	n/a	2	2	n/a	2
Consolidated
End of the period	603	587	1,190	501	593	1,094
The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

	Three months ended
	March 27, 2016	March 29, 2015
Company-owned restaurant sales	$483,911	414,972
Franchised restaurant sales	482,838	508,455
Increases (decreases) in comparable same-store sales for Buffalo Wild Wings restaurants are as follows (based on restaurants operating at least fifteen months):

	Three months ended
	March 27, 2016	March 29, 2015
Company-owned same-store sales	(1.7)%	7.0
Franchised same-store sales	(2.4)	6.0
The average prices paid per pound for chicken wings for company-owned Buffalo Wild Wings restaurants are as follows:

	Three months ended
	March 27, 2016	March 29, 2015
Average price per pound	$1.97	1.92

Results of Operations for the Three Months Ended March 27, 2016 and March 29, 2015
Restaurant sales increased by $68.9 million, or 16.6%, to $483.9 million in 2016 from $415.0 million in 2015. The increase in restaurant sales was due to a $76.2 million increase associated with eight company-owned restaurants that opened or were acquired in 2016 and the company-owned restaurants that opened or were acquired before 2016 that did not meet the criteria for same-store sales for all or part of the three-month period, partially offset by a $7.2 million decrease related to a 1.7% decrease in same-store sales at Buffalo Wild Wings restaurants.
Franchise royalties and fees decreased by $1.3 million, or 5.0%, to $24.3 million in 2016 from $25.6 million in 2015. The decrease was due to less franchised restaurants in operation in 2016, primarily due to acquisitions of franchised restaurants that we completed in 2015 and a 2.4% decrease in same-store sales for the franchised Buffalo Wild Wings restaurants in operation at the end of the period compared to the same period in 2015.
Cost of sales increased by $18.1 million, or 14.4%, to $143.8 million in 2016 from $125.7 million in 2015 due primarily to more company-owned restaurants being operated in 2016. Cost of sales as a percentage of restaurant sales decreased to 29.7% in 2016 from 30.3% in 2015, primarily due to a decrease in the costs of traditional chicken wings as a percentage of sales. The decrease in the costs of chicken wing as a percentage of sales was driven by menu price increases taken on chicken wings, which were greater than the increase in the cost per pound for chicken wings during the same period. During the first quarter of 2016, the average cost per pound for traditional chicken wings was $1.97, a 2.6% increase over the same period in 2015.
Labor expenses increased by $18.7 million, or 14.4%, to $149.1 million in 2016 from $130.4 million in 2015 due primarily to more restaurants being operated in 2016. Labor expenses as a percentage of restaurant sales decreased to 30.8% in 2016 from 31.4% in 2015. Cost of labor as a percentage of restaurant sales decreased primarily due to lower bonus expenses.
Operating expenses increased by $11.1 million, or 19.0%, to $69.7 million in 2016 from $58.6 million in 2015 due primarily to more restaurants being operated in 2016. Operating expenses as a percentage of restaurant sales increased to 14.4% in 2016 from 14.1% in 2015. The increase in operating expenses as a percentage of restaurant sales was primarily due to deleveraging repair and maintenance and supplies expenses consistent with the same-store-sales decrease, as well as increased credit card processing fees.
Occupancy expenses increased by $4.7 million, or 21.5%, to $26.7 million in 2016 from $22.0 million in 2015 due primarily to more restaurants being operated in 2016. Occupancy expenses as a percentage of restaurant sales increased to 5.5% in 2016 from 5.3% in 2015 primarily due to deleveraging on the same-store-sales decrease.
Depreciation and amortization increased by $9.5 million, or 33.8%, to $37.5 million in 2016 from $28.1 million in 2015. The increase was primarily due to the additional depreciation related to the 102 additional company-owned restaurants compared to the same period in 2015. Depreciation and amortization as a percentage of total revenue increased to 7.4% in 2016 from 6.4% in 2015. The increase was due to amortization of reacquired franchise rights and depreciation related to capital leases acquired as part of the acquisitions we completed in 2015.
General and administrative expenses increased by $1.1 million, or 3.7%, to $31.7 million in 2016 from $30.5 million in 2015 primarily due to additional headcount. General and administrative expenses as a percentage of total revenue decreased to 6.2% in 2016 from 6.9% in 2015 primarily due to a decrease in stock-based compensation. Excluding stock-based compensation of $1.4 million in the first quarter and $2.7 million in the prior year, general and administrative expenses for the first quarter would have totaled $30.3 million or 6.0% of total revenue, compared to 6.3% last year. The decrease was primarily due to lower bonus expense, partially offset by increased professional fees and repair and maintenance costs.
Preopening costs increased by $0.6 million to $1.9 million in 2016 from $1.3 million in 2015. In 2016, we incurred costs of $1.3 million for seven new company-owned restaurants opened in the first quarter of 2016 and costs of $0.6 million for restaurants that will open in the second quarter of 2016 or later. In 2015, we incurred costs of $0.8 million for three new company-owned restaurants opened in the first quarter of 2015 and costs of $0.5 million for restaurants that opened in the second quarter of 2015 or later. Preopening costs per new company-owned Buffalo Wild Wings restaurant averaged $288,000 in the first quarter of 2016. Preopening costs per new company-owned Buffalo Wild Wings restaurant averaged $329,000 in the first quarter of 2015.
Loss on asset disposals increased by $0.6 million to $1.2 million in 2016 from $0.6 million in 2015. The expense in 2016 represented disposals due to remodels, and the write-off of miscellaneous equipment. The expense in 2015 represented the write-off of miscellaneous equipment and disposals due to remodels.
Other income increased to $27,000 in 2016 from other expenses of $75,000 in 2015. Other income in 2016 consisted primarily of a gain related to an increase in the valuation of our contingent consideration of $1.1 million, partially offset by interest expense of $0.9 million. Other expense in 2015 was primarily related to a loss on our minority investment in Pie Squared Holdings.

Provision for income taxes decreased $0.5 million to $14.0 million in 2016 from $14.4 million in 2015. The effective tax rate as a percentage of income before taxes decreased to 29.9% in 2016 from 33.3% in 2015 primarily due to employment credits. We estimate our effective tax rate in 2016 will be about 30.5% based on federal and state tax rates and credits currently in effect.
Liquidity and Capital Resources
Our primary liquidity and capital requirements have been for constructing, remodeling and maintaining our new and existing company-owned restaurants; working capital; acquisitions; improving technology; share repurchases; and other general business needs. We fund these expenses, except for acquisitions of businesses and investments in affiliates, primarily with cash from operations. Depending on the size of the transaction, acquisition of businesses or investments in affiliates would generally be funded from our cash balances or additional borrowing under our revolving credit facility.
Our cash balance at March 27, 2016 was $11.7 million. As of March 27, 2016, we had $192.4 million available under our revolving credit facility.
For the three months ended March 27, 2016, net cash provided by operating activities was $77.1 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses and a decrease in income taxes receivable, partially offset by a decrease in accrued expenses. The decrease in income taxes receivable was primarily due to the receipt of an expedited refund for a portion of the year-end receivable balance, and an increase in income taxes payable during the first three months of 2016 due to the timing of estimated tax payments. The decrease in accrued expenses was primarily due to the timing of bonus and payroll payments.
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
For the three months ended March 27, 2016 and March 29, 2015, net cash used in investing activities was $38.0 million and $40.8 million, respectively. Investing activities included purchases of property and equipment related to the additional company-owned restaurants and restaurants under construction in both periods as well as the acquisition of 1 franchised restaurant in 2016 and 6 franchised restaurants in 2015. During the first three months of 2016 and 2015, we opened or purchased 8 and 10 restaurants, respectively. In 2016, exclusive of acquisitions, we expect capital expenditures of approximately $111.7 million for the cost of approximately 40 new or relocated company-owned Buffalo Wild Wings restaurants, $18.3 million for technology improvements on our restaurant and corporate systems, and $64.1 million for capital expenditures at our existing restaurants. In the first three months of 2015, we purchased $12.3 million of marketable securities and received proceeds of $11.2 million for sales of marketable securities.
For the three months ended March 27, 2016 and March 29, 2015, net cash used in financing activities was $38.5 million and $7.3 million, respectively. Net cash used in financing activities for 2016 was primarily due to repayments of our line of credit of $135.5 million and repurchases of our common stock of $25.0 million, partially offset by proceeds from our line of credit of $108.6 million and short-term borrowings from our national advertising and gift card funds of $22.6 million. Additional cash used in financing activities was due to tax payments for restricted stock units of $9.2 million, partially offset by proceeds from the issuance of common stock of $0.4 million. Net cash used in financing activities for 2015 resulted from tax payments for restricted stock units of $7.6 million, partially offset by proceeds the issuance of common stock of $0.2 million and the excess tax benefit from stock issuance of $0.1 million. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2016.
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

The following table presents a summary of our contractual obligations and commitments as of March 27, 2016:

		Payments Due By Period (in thousands)
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$725,243	81,980	156,149	131,983	355,131
Capital lease obligations	48,694	4,823	9,802	9,823	24,246
Deemed landlord financing obligations	6,519	634	1,292	1,319	3,274
Commitments for restaurants under development	56,388	2,171	7,813	7,849	38,555
Revolving credit facility	7,648	—	7,648	—	—
Other commitments	10,000	2,000	4,000	4,000
Total	$854,492	91,608	186,704	154,974	421,206
We believe the cash flows from our operating activities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Depending on the size of the transaction, acquisitions or investments and share repurchases would generally be funded from cash balances or using our revolving credit facility. Our future cash outflows related to income tax uncertainties amounted to $1,391 as of March 27, 2016. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.
Off-Balance Sheet Arrangements
As of March 27, 2016, we had no off-balance sheet arrangements or transactions.
Risk Factors/Forward-Looking Statements
The foregoing discussion and other statements in this report contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. Our forward-looking statements generally relate to our growth strategy, financial results, sales efforts, franchise expectations, restaurant openings and related expense, and cash requirements. Although we believe there is reasonable basis for the forward-looking statements, our actual results could be materially different. While it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the risk factors that follow (all of which are discussed in greater detail in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 27, 2015). Investors are cautioned that all forward-looking statements involve risks and uncertainties and speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement.

•	Unfavorable publicity could harm our business.

•	Fluctuations in chicken wing prices could impact our operating income.

•	If we are unable to identify and obtain suitable new restaurant sites and successfully open new restaurants, our revenue growth rate and profits may be reduced.

•	A security failure in our information technology systems could expose us to potential liability and loss of revenues.

•	Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

•	Wage and hour litigation could negatively impact our performance

•	Changes in employment laws or regulations could harm our performance.

•	Investments in new or emerging brands may not be successful.

•	Our restaurants may not achieve market acceptance in the new domestic and international geographic regions we enter.

•	New restaurants added to our existing markets may take sales from existing restaurants.

•	Failure of our internal control over financial reporting could harm our business and financial results.

•
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

•	We may be dependent on franchisees and their success.

•	We could face liability from or as a result of our franchisees.

•	We may be unable to compete effectively in the restaurant industry.

•	Our success depends substantially on the value of our brands and our reputation for offering guests a compelling guest experience.

•	Our inability to successfully and sufficiently raise menu prices could result in a decline in profitability.

•	Our quarterly operating results may fluctuate due to the timing of special events and other factors, including the recognition of impairment losses.

•	We may not be able to attract and retain qualified Team Members and key executives to operate and manage our business.

•	We may not be able to obtain and maintain licenses and permits necessary to operate our restaurants.

•	The sale of alcoholic beverages at our restaurants subjects us to additional regulations and potential liability.

•	Changes in consumer preferences or discretionary consumer spending could harm our performance.

•	A regional or global health pandemic could severely affect our business.

•	The acquisition of existing restaurants from our franchisees or other acquisitions may have unanticipated consequences that could harm our business and our financial condition.

•	There is volatility in our stock price.

•	We may be subject to increased labor and insurance costs or current insurance may not provide adequate levels of coverage.

•	We are dependent on information technology and any material failure of that technology could impair our ability to efficiently operate our business.

•	If we are unable to maintain our rights to use key technologies of third parties, our business may be harmed.

•	We may not be able to protect our trademarks, service marks or trade secrets.
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
Interest Rates
We are exposed to interest rate risk on the outstanding borrowings on our revolving credit facility. As of March 27, 2016, we had an outstanding balance of $7.6 million under the facility. As of March 27, 2016, we deem our interest rate risk to be immaterial.
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
Commodity Price Risk
Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product and supply risks. We negotiate directly with independent suppliers for our supply of food and other products. Domestically, we have a distribution contract with McLane Company, Inc. that covers food, paper, and non-food products. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. One of the primary food products used by company-owned and franchised Buffalo Wild Wings restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. Chicken wings accounted for approximately 25.9% and 26.5% of our cost of sales in the first quarters of 2016 and 2015, respectively, with a quarterly average price per pound of $1.97 and $1.92, respectively. If the monthly average wing price exceeds an upper threshold or falls below a lower threshold set in the contract, we split the impact with our suppliers, reducing our risk related to wing price fluctuations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 27, 2016, management conducted an evaluation, with the participation of our Chief Executive Officer and our principal financial officer, of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of the material weaknesses in internal control over financial reporting identified and described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2015, our disclosure controls and procedures were not effective as of March 27, 2016.
Notwithstanding the identified material weaknesses, management has concluded that the consolidated financial statements included in this Annual Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting
The Company is in the process of improving its policies and procedures relating to the recognition and measurement of new and modified lease transactions originated by the Company or acquired through business combinations. Management plans to enhance its internal controls by a) adding controls to ensure proper review of new and modified leases and the application of relevant accounting standards; b) strengthening the review and approval of manual journal entries; and c) adding resources to the conduct of risk assessment procedures and implementing necessary revisions to internal control over financial reporting, responsive to changes in the business.

The material weaknesses will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We believe this remediation will occur in fiscal 2016 and will strengthen our internal control over financial reporting and will prevent a reoccurrence of the material weaknesses described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2015.
Changes in Internal Control over Financial Reporting
Other than the actions taken under “Remediation Plan for Material Weaknesses in Internal Control over Financial Reporting” discussed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In addition to the legal proceedings described in Note 10 to the consolidated financial statements included in Item 1 of Quarterly Report on Form 10-Q, we are occasionally a defendant in litigation arising in the ordinary course of our business, including claims arising from personal injuries, contract claims, wage and hour claims, franchise-related claims, dram shop claims, employment-related claims and claims from guests or employees alleging injury, illness or other food quality, health or operational concerns. To date, none of these types of litigation, most of which are typically covered by insurance, has had a material effect on us. We have insured and continue to insure against many of these types of claims. A judgment on any claim not covered by or in excess of our insurance coverage could adversely affect our financial condition or results of operations.
ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES
This table below provides information with respect to our purchases of shares of Buffalo Wild Wings common stock during the three months ended March 27, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
December 28, 2015, through January 24, 2016	—	—	—	—
January 25, 2016, through February 21, 2016	173,892	$143.77	173,892	$150,000,243
February 22, 2016, through March 27, 2016(b)	57,614	159.20	—	—
Total	231,506	$302.97	173,892	$150,000,243

(a)	Shares were repurchased pursuant to a repurchase program announced on November 23, 2015. The program initially included $200 million in authorized repurchases and has no expiration date.

(b)	All such shares were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

ITEM 6. EXHIBITS
See the Exhibit Index following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	May 2, 2016	BUFFALO WILD WINGS, INC.

		By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer (principal executive officer)

		By:	/s/ Jeffrey B. Sorum
Jeffrey B. Sorum, Senior Vice President, Chief Accounting Officer (interim principal financial officer)

EXHIBIT INDEX
BUFFALO WILD WINGS, INC.
FORM 10-Q FOR QUARTER ENDED MARCH 27, 2016

Exhibit Number	Description
3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2008, file no. 000-24743).

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed May 27, 2009, file no. 000-24743).

10.1	Form of Notice of Incentive Stock Option Award under the 2012 Equity Incentive Plan

10.2	Form of Notice of Non-Qualified Stock Option Award under the 2012 Equity Incentive Plan

10.3	Form of Notice of Restricted Stock Unit Award under the 2012 Equity Incentive Plan

10.4	Form of Notice of Performance-Based Restricted Stock Unit Award under the 2012 Equity Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

101
The following financial statements from the Company’s 10-Q for the fiscal quarter ended March 27, 2016, formatted in XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Earnings, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements.