Form 10-Q
period 2016-06-26
BUFFALO WILD WINGS INC
filed 2016-07-29
CIK 1062449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2016

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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐   NO  ☒
The number of shares outstanding of the registrant’s common stock as of July 25, 2016: 18,297,886 shares.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(unaudited)

	June 26, 2016	December 27, 2015
Assets
Current assets:
Cash and cash equivalents	$13,635	11,220
Marketable securities	—	9,043
Accounts receivable, net of allowance of $25	36,958	34,087
Inventory	13,977	15,351
Prepaid expenses	5,831	6,386
Refundable income taxes	5,019	21,591
Restricted assets	22,370	100,073
Total current assets	97,790	197,751

Property and equipment, net	600,365	604,712
Reacquired franchise rights, net	125,138	129,282
Other assets	38,964	26,536
Goodwill	115,825	114,101
Total assets	$978,082	1,072,382

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$2,262	2,144
Accounts payable	41,356	44,760
Accrued compensation and benefits	43,607	55,578
Accrued expenses	20,476	21,678
Current portion of long-term debt and capital lease obligations	5,826	2,147
Current portion of deferred lease credits	232	59
System-wide payables	70,514	137,257
Total current liabilities	184,273	263,623

Long-term liabilities:
Other liabilities	16,747	16,473
Deferred income taxes	26,124	23,726
Long-term debt and capital lease obligations, net of current portion	93,052	70,954
Deferred lease credits	42,908	41,869
Total liabilities	363,104	416,645

Commitments and contingencies (note 11)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 18,292,937 and 18,917,776, respectively	156,839	160,353
Retained earnings	461,711	499,085
Accumulated other comprehensive loss	(3,713)	(4,094)
Total stockholders’ equity	614,837	655,344
Noncontrolling interests	141	393
Total equity	614,978	655,737
Total liabilities and equity	$978,082	1,072,382

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands except per share data)
(unaudited)

	Three months ended		Six months ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Revenue:
Restaurant sales	$466,583	401,860	950,494	816,832
Franchise royalties and fees	23,595	24,527	47,941	50,141
Total revenue	490,178	426,387	998,435	866,973
Costs and expenses:
Restaurant operating costs:
Cost of sales	138,480	117,843	282,303	243,520
Labor	149,375	129,294	298,504	259,688
Operating	68,180	56,822	137,860	115,373
Occupancy	27,205	22,354	53,928	44,344
Depreciation and amortization	37,953	29,208	75,502	57,277
General and administrative	29,821	33,701	61,486	64,223
Preopening	1,838	3,204	3,701	4,474
Loss on asset disposals	1,874	2,306	3,096	2,911
Total costs and expenses	454,726	394,732	916,380	791,810
Income from operations	35,452	31,655	82,055	75,163
Interest and other expense (income)	1,874	(41)	1,847	34
Earnings before income taxes	33,578	31,696	80,208	75,129
Income tax expense	10,033	10,264	23,985	24,712
Net earnings including noncontrolling interests	23,545	21,432	56,223	50,417
Net loss attributable to noncontrolling interests	(157)	(67)	(252)	(145)
Net earnings attributable to Buffalo Wild Wings	$23,702	21,499	56,475	50,562
Earnings per common share – basic	$1.27	1.13	3.01	2.66
Earnings per common share – diluted	$1.27	1.12	3.00	2.65
Weighted average shares outstanding – basic	18,605	19,003	18,764	18,998
Weighted average shares outstanding – diluted	18,636	19,113	18,797	19,094

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

Net earnings including noncontrolling interests	$23,545	21,432	56,223	50,417
Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(134)	(230)	(381)	665
Other comprehensive loss (income), net of tax	(134)	(230)	(381)	665
Comprehensive income including noncontrolling interests	23,679	21,662	56,604	49,752
Comprehensive loss attributable to noncontrolling interests	(157)	(67)	(252)	(145)
Comprehensive income attributable to Buffalo Wild Wings	$23,836	21,729	56,856	49,897

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	Six months ended
	June 26, 2016	June 28, 2015
Cash flows from operating activities:
Net earnings including noncontrolling interests	$56,223	50,417
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	75,502	57,277
Loss on asset disposals	3,096	2,911
Deferred lease credits	3,380	2,903
Deferred income taxes	2,397	(9,757)
Stock-based compensation	2,108	7,253
Excess tax benefit from stock issuance	(35)	(262)
Change in fair value of contingent consideration	(1,106)	—
Loss on investments in affiliates	1,247	—
Change in operating assets and liabilities, net of effect of acquisitions:
Trading securities	—	(708)
Accounts receivable	802	144
Inventory	1,418	357
Prepaid expenses	567	(12,530)
Other assets	(2,462)	279
Unearned franchise fees	118	196
Accounts payable	(3,520)	236
Income taxes	16,607	7,187
Accrued expenses	(6,943)	(5,033)
Net cash provided by operating activities	149,399	100,870
Cash flows from investing activities:
Acquisition of property and equipment	(70,630)	(67,334)
Acquisition of businesses	(3,862)	(49,036)
Purchase of marketable securities	—	(12,301)
Proceeds from marketable securities	—	14,155
Net cash used in investing activities	(74,492)	(114,516)
Cash flows from financing activities:
Proceeds from line of credit	286,873	—
Repayments of line of credit	(263,343)	—
Borrowings from restricted funds	12,288	—
Repurchases of common stock	(99,981)	—
Other financing activities	(1,065)	—
Issuance of common stock	1,960	1,604
Excess tax benefit from stock issuance	35	262
Tax payments for restricted stock units	(9,172)	(7,627)
Net cash used in financing activities	(72,405)	(5,761)
Effect of exchange rate changes on cash and cash equivalents	(87)	(427)
Net increase (decrease) in cash and cash equivalents	2,415	(19,834)
Cash and cash equivalents at beginning of period	11,220	93,329
Cash and cash equivalents at end of period	$13,635	73,495
See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 26, 2016 AND JUNE 28, 2015
(Dollar amounts in thousands except share and per share data)
(unaudited)

(1)	Basis of Financial Statement Presentation
The consolidated financial statements as of June 26, 2016 and December 27, 2015, and for the six-month periods ended June 26, 2016 and June 28, 2015 have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information as of June 26, 2016 and for the six-month periods ended June 26, 2016 and June 28, 2015 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.
References in the remainder of this document to “the Company,” “we,” “us” and “our” refer to the business of Buffalo Wild Wings, Inc. and its wholly and majority owned subsidiaries. We operate Buffalo Wild Wings®, R Taco®, and PizzaRev® restaurants as well as sell Buffalo Wild Wings and R Taco restaurant franchises. In exchange for initial and continuing franchise fees, we give franchisees the right to use the brand names. We operate as a single segment for reporting purposes.
At June 26, 2016 and June 28, 2015, we operated 609 and 517 company-owned restaurants, respectively, and had 596 and 593 franchised restaurants, respectively.
The financial information as of December 27, 2015 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 27, 2015, which are included in Part II, Item 8, or our Annual Report on Form 10-K for the fiscal year ended December 27, 2015, and should be read in conjunction with such financial statements.
The results of operations for the six-month period ended June 26, 2016 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 25, 2016.
Certain amounts as of December 27, 2015 have been reclassified to conform to the current year presentation. The Company reclassified amounts previously presented separately on the Consolidated Balance Sheets as amounts due to restricted funds into our system-wide payables, to which they were related. The change in classification does not affect previously reported cash flows from operations or from financing activities in the Consolidated Statement of Cash Flows, or the previously reported Consolidated Statement of Earnings for any period.

(2)	Summary of Significant Accounting Policies
Our significant accounting policies as disclosed in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 27, 2015. There has been no significant change in our accounting policies since December 27, 2015.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 “Revenue with Contracts from Customers (Topic 606).” ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-04, “Liabilities - Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products.” ASU 2016-04 provides specific guidance for the derecognition of prepaid stored-value product liabilities. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 provides specific guidance to determine whether an entity is providing a specified good or service itself or is arranging for the good or service to be provided by another party. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” ASU 2016-10 provides clarification on the subjects of identifying performance obligations and licensing implementation guidance. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers: Narrow Scope Improvements and Practical Expedients.” ASU 2016-12 provides amendments to several narrow aspects of Topic 606.

The requirements for these standards relating to Topic 606 will be effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. We are currently evaluating the impact of the updated requirements on our consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation: Improvement to Employee Share-Based Payment Accounting.” ASU 2016-09 provides guidance intended to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted for any entity in any interim or annual period. We are currently evaluating the impact of the updated guidance, but do not believe it will materially impact our consolidated financial statements.
We reviewed all other significant newly issued accounting pronouncements and concluded they are not applicable to our operations.

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
•Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
•Level 3 – Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.
The following table summarizes the financial instruments measured at fair value in our Consolidated Balance Sheet as of June 26, 2016:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Deferred Compensation	$9,443	—	—	9,443
Liabilities
Contingent Consideration	—	—	445	445
Deferred Compensation	9,275	—	—	9,275
The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 27, 2015:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Deferred Compensation	$9,043	—	—	9,043
Liabilities
Contingent Consideration	—	—	1,551	1,551
Deferred Compensation	8,958	—	—	8,958
Our deferred compensation assets and liabilities comprise investments held for future needs of our non-qualified deferred compensation plan and were reported at fair market value, using the “market approach” valuation method. The “market approach” valuation method uses prices and other relevant information observable in market transactions involving identical or comparable assets and is a Level 1 approach. Our contingent consideration liabilities represent amounts owed in association with our fiscal year 2015 acquisitions. These liabilities were valued using a Level 3 approach that utilizes an option pricing model and the projected future performance of certain restaurants we acquired. The future performance of these acquired restaurants will ultimately determine the settlement amount of these liabilities. Estimates of fair value are inherently uncertain and represent only management's reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results.
The following table summarizes the activity within Level 3 instruments during the three- and six-month periods ended June 26, 2016:

	Three Months Ended	Six Months Ended
	June 26, 2016	June 26, 2016
Beginning Balance	$(445)	$(1,551)
Mark to market adjustment	—	1,106
Ending Balance	$(445)	$(445)
Adjustments to the contingent consideration liabilities are recognized in interest and other expense (income) on the Consolidated Statements of Earnings. There was no significant activity within Level 3 instruments during the three- or six-month period ended June 28, 2015.
There were no significant transfers between the levels of the fair value hierarchy during either of the six-month periods ended June 26, 2016 and June 28, 2015.

(4)	Marketable Securities
Marketable securities consisted of the following:

	June 26, 2016	December 27, 2015
Trading
Mutual funds	$—	9,043
Total	$—	9,043
There were no purchases or sales of available-for-sale securities during the six-month period ended June 26, 2016. There were purchases totaling $12,301 and sales totaling $14,155 of available-for-sale securities during the six-month period ended June 28, 2015.
As of June 26, 2016, the Company reclassified amounts previously presented on the Consolidated Balance Sheets as marketable securities to other assets. The amounts represent investments held in our non-qualified deferred compensation plan. We concluded that prior period balances were immaterial to current assets and total assets on our Consolidated Balance Sheet and therefore, we did not reclassify the marketable securities balance in prior periods.

(5)	Property and Equipment
Property and equipment consisted of the following:

	June 26, 2016	December 27, 2015
Construction in process	$28,922	18,662
Buildings	95,794	92,603
Capital leases and buildings under deemed landlord financing	26,664	25,105
Furniture, fixtures, and equipment	368,850	369,344
Leasehold improvements	581,062	553,736
Property and equipment, gross	1,101,292	1,059,450
Less accumulated depreciation and amortization	(500,927)	(454,738)
Property and equipment, net	$600,365	604,712

(6)	Reacquired Franchise Rights
Reacquired franchise rights consisted of the following:

	June 26, 2016	December 27, 2015
Reacquired franchise rights	$153,960	152,070
Accumulated amortization	(28,822)	(22,788)
Reacquired franchise rights, net	$125,138	129,282
Amortization expense related to intangible assets for the six-month periods ended June 26, 2016 and June 28, 2015, was $9,109 and $2,472. The expense primarily related to amortization of reacquired franchise rights, and also included amortization of capital lease assets and software licenses.

(7)	Long-Term Debt and Capital Lease Obligations
Our long-term debt and capital lease obligations consisted of the following:

	Average interest rate for the six months ended June 26, 2016	Maturity	June 26, 2016	December 27, 2015
Revolving credit facility	1.3%	July 2018	$58,059	34,530
Capital lease and deemed landlord financing obligations	7.5%	Various through November 2030	40,819	38,571
Total debt and capital lease obligations			98,878	73,101
Less current maturities			(5,826)	(2,147)
Total long-term debt and capital lease obligations			$93,052	70,954
We have a $200,000 unsecured revolving credit facility. Interest is charged at LIBOR plus an applicable margin based on our consolidated total leverage ratio. We also pay a commitment fee on the average unused portion of the facility at a rate per annum based on our consolidated total leverage ratio.
The revolving credit facility contains covenants that require us to maintain certain financial ratios, including consolidated coverage, consolidated total leverage and minimum EBITDA. The revolving credit facility also has other customary affirmative and negative covenants, including covenants that restrict the right of the Company and its subsidiaries to merge, to lease, sell or otherwise dispose of assets, to make investments and to grant liens on their assets. As of June 26, 2016, we were in compliance with all of these covenants.

(8)	Stockholders' Equity
During the six-month period ended June 26, 2016, we repurchased 722,294 shares of our common stock for an aggregate purchase price of $99,981. The repurchased shares were concurrently retired and credited to authorized, but unissued stock. The repurchase of these shares resulted in a decrease in common stock of $6,132 and a decrease in retained earnings of $93,849 for the same period.
We have 5.4 million shares of common stock reserved for issuance under our Equity Incentive Plan (Plan) for our employees, officers, and directors. The Plan had 640,122 shares available for grant as of June 26, 2016.
Stock Options
The exercise price for stock options issued under the Plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Stock options vest in four equal annual installments and have a contractual life of seven years. We issue new shares of common stock upon the exercise of stock options. Option activity is summarized for the six months ended June 26, 2016 as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, December 27, 2015	131,248	$113.12	4.0	$7,051
Granted	33,996	147.55
Exercised	(7,028)	69.76
Cancelled	(3,805)	152.80
Expired	(535)	147.52
Outstanding, June 26, 2016	153,876	$121.61	4.2	$4,703
Exercisable, June 26, 2016	80,121	$95.31	2.9	$4,225
The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $144.01 as of the last business day of the six-month period ended June 26, 2016, which would have been received by the optionees had all options been exercised and sold on that date. As of June 26, 2016, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2,762, which is expected to be recognized over a weighted average period of approximately 2.6 years. During the six-month periods ended June 26, 2016 and June 28, 2015, the total intrinsic value of stock options exercised was $563 and $728, respectively. During the six-month periods ended and June 26, 2016 and June 28, 2015, the weighted average grant date fair value of options was $47.67 and $59.11, respectively. No shares vested during either of the six-month periods ended June 26, 2016 or June 28, 2015.
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
For each grant, restricted stock units meeting the performance criteria will vest as of the end of the third fiscal year in the performance period, subject to a Plan-specified maximum number of shares that may be issued to any individual in any year in settlement of restricted stock units. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required minimum employee withholding taxes. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for the six months ended June 26, 2016 was as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 27, 2015	190,120	$161.06
Granted	121,907	146.95
Vested	(4,949)	134.71
Cancelled	(11,030)	164.58
Outstanding, June 26, 2016	296,048	$155.56
As of June 26, 2016, the total stock-based compensation expense related to nonvested awards not yet recognized was $11,344, which is expected to be recognized over a weighted average period of 2.1 years. The weighted average grant date fair value of restricted stock units granted during the six-month periods ended June 26, 2016 and June 28, 2015 was $146.95 and $180.97, respectively. During the six-month periods ended June 26, 2016 and June 28, 2015, we recognized $1,079 and $4,018, respectively, of stock-based compensation expense related to restricted stock units. The six-month period ended June 26, 2016 included a reversal of previously recognized expense as the estimate of financial performance was reduced for our restricted stock units.

Employee Stock Purchase Plan
We have reserved 600,000 shares of common stock for issuance under our Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the six-month periods ended June 26, 2016, and June 28, 2015, we issued 12,857 and 8,747 shares of common stock, respectively, under the ESPP. As of June 26, 2016, we had 172,901 shares available for future issuance under the ESPP.

(9)	Earnings Per Common Share
The following is a reconciliation of basic and fully diluted earnings per common share for the three and six-month periods ended June 26, 2016 and June 28, 2015:

	Three Months Ended June 26, 2016
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$23,702
Earnings per common share	23,702	18,604,746	$1.27
Effect of dilutive securities – stock options	—	31,052
Earnings per common share – assuming dilution	$23,702	18,635,798	$1.27

	Three Months Ended June 28, 2015
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$21,499
Earnings per common share	21,499	19,002,526	$1.13
Effect of dilutive securities – stock options	—	73,086
Effect of dilutive securities – restricted stock units	—	37,451
Earnings per common share – assuming dilution	$21,499	19,113,063	$1.12

	Six Months Ended June 26, 2016
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$56,475
Earnings per common share	56,475	18,763,812	$3.01
Effect of dilutive securities – stock options	—	33,017
Earnings per common share – assuming dilution	$56,475	18,796,829	$3.00

	Six Months Ended June 28, 2015
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$50,562
Earnings per common share	50,562	18,997,734	$2.66
Effect of dilutive securities – stock options	—	77,163
Effect of dilutive securities – restricted stock units	—	18,726
Earnings per common share – assuming dilution	$50,562	19,093,623	$2.65
The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been antidilutive or were performance-granted shares for which the performance criteria had not yet been met:

	Three months ended		Six months ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Stock options	83,952	53,068	66,983	35,212
Restricted stock units	296,048	291,827	296,048	310,552

(10)	Supplemental Disclosures of Cash Flow Information

	Six months ended
	June 26, 2016	June 28, 2015
Cash paid during the period for:
Income taxes	$4,934	27,208
Interest	1,682	—
Noncash financing and investing transactions:
Increase (decrease) in property and equipment not yet paid for	61	(6,552)
Increase in deemed owner assets and obligations	2,383	—
Increase in other assets and liabilities from hosted software arrangements	1,550	—
(11)Contingencies
We have a limited guarantee of the borrowings of Pie Squared Pizza, LLC, a subsidiary of Pie Squared Holdings, LLC, in the amount of $575. We do not believe that payment under this guarantee is probable as of June 26, 2016.
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
(12)Acquisition of Businesses
During the six-month periods ended June 26, 2016 and June 28, 2015, we acquired 1 and 15 existing Buffalo Wild Wings restaurants, respectively. We also acquired 1 R Taco Franchised restaurant in the six-month period ended June 28, 2015. The total purchase price of $3,862 and $49,036 for franchised restaurants acquired during the six-month periods ended June 26, 2016, and June 28, 2015, respectively, was funded by cash from operations and the sale of marketable securities. The acquisitions were accounted for as business combinations.

	Six Months Ended
	June 26, 2016	June 28, 2015
Inventory, prepaids, and other assets	$38	408
Property and equipment	224	12,625
Lease and other liabilities	(14)	(543)
Reacquired franchise rights	1,890	22,030
Goodwill	1,724	14,516
	$3,862	49,036
The excess of the purchase price over the aggregate fair value of assets acquired and liabilities assumed was allocated to goodwill. The results of operations of these locations are included in our Consolidated Statements of Earnings as of the date of acquisition.

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
Overview
As of June 26, 2016, we owned and operated 609 company-owned restaurants, including 601 Buffalo Wild Wings®, 6 R Taco®, and 2 PizzaRev® restaurants in the United States and Canada. We also franchised an additional 596 restaurants, including 589 Buffalo Wild Wings restaurants and 7 R Taco restaurants. We are building for long-term future earnings growth by investing in Buffalo Wild Wings restaurants, franchising, and new and emerging brands. These investments will help us to achieve our vision of being a company of 3,000 total restaurants worldwide.
In 2016, we expect to open approximately 40 company-owned Buffalo Wild Wings restaurants, and we expect our franchisees to open 30 to 35 Buffalo Wild Wings restaurants in the United States and 12 to 15 Buffalo Wild Wings restaurants internationally. Our expectations for earnings per diluted share in 2016 remains at $5.65 to $5.85. Our growth and success depend on several factors and trends. First, we will continue to focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, therefore, cash flow per location. We remain committed to high quality operations and guest experience.
Our revenue is generated by:

•
Sales at our company-owned restaurants, which represented 95% of total revenue in the second quarter of 2016. Food and nonalcoholic beverages accounted for 80% of restaurant sales. Alcoholic beverages accounted for 19% of restaurant sales. Other items accounted for the remaining 1% of restaurant sales. The menu items with the highest sales volumes in the second quarter of 2016 are traditional and boneless wings, each representing 21% of restaurant sales.

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
Third, we continue to monitor and react to changes in our cost of sales. The cost of sales is difficult to predict, as it has ranged from 29.3% to 30.3% of restaurant sales per quarter in our 2015 fiscal year and year-to-date in 2016, mostly due to the price fluctuations in chicken wings. We are focused on minimizing the impact of rising costs per wing. Our efforts include selling wings by portion, new purchasing strategies, menu price increases, and reduced food waste, as well as marketing promotions, menu additions, and menu changes that affect the percentage that chicken wings represent of total restaurant sales. We will continue to monitor the cost of chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. Current-month chicken wing prices are determined based on the average of the previous month’s wing market plus mark-up for processing and distribution. If the monthly average exceeds an upper threshold or falls below a lower threshold set in the contract, we split the impact with our suppliers, reducing our risk related to wing price fluctuations. We continually evaluate alternative pricing models in order to mitigate price volatility.
We generate cash from the operation of company-owned restaurants and from franchise royalties and fees. We highlight the specific costs associated with the ongoing operation of our company-owned restaurants in the Consolidated Statements of Earnings under “Restaurant operating costs.” Our depreciation and amortization expense consists primarily of depreciation related to assets used by our company-owned restaurants and amortization of reacquired franchise rights. Preopening costs are those costs associated with opening new company-owned restaurants and will vary quarterly based on the number of new locations opening and under construction. Loss on asset disposals is related to company-owned restaurants and includes the costs associated with remodels, closures of locations, and normal asset retirements. General and administrative expenses are related to home office and field support provided to both company-owned restaurant and franchising operations.
We operate on a 52- or 53-week fiscal year ending on the last Sunday in December. Both of the second quarters of 2016 and 2015 consisted of 13 weeks.
Quarterly Results of Operations
Our operating results for the periods indicated are expressed below as a percentage of total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales. The information for each three- and six-month period is unaudited, and we have prepared it on the same basis as the audited financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to fairly present the unaudited quarterly results.
Quarterly and annual operating results may fluctuate significantly as a result of a variety of factors, including increases or decreases in same-store sales, changes in commodity prices, the timing and number of acquisitions and new restaurant openings and related expenses, asset impairment charges, store closing charges, general economic conditions, stock-based compensation, and seasonal fluctuations. As a result, our quarterly results of operations are not necessarily indicative of the results that may be achieved for any future period.

	Three months ended		Six months ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Revenue:
Restaurant sales	95.2%	94.2	95.2	94.2
Franchise royalties and fees	4.8	5.8	4.8	5.8
Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Restaurant operating costs:
Cost of sales	29.7	29.3	29.7	29.8
Labor	32.0	32.2	31.4	31.8
Operating	14.6	14.1	14.5	14.1
Occupancy	5.8	5.6	5.7	5.4
Depreciation and amortization	7.7	6.9	7.6	6.6
General and administrative	6.1	7.9	6.2	7.4
Preopening	0.4	0.8	0.4	0.5
Loss on asset disposals	0.4	0.5	0.3	0.3
Total costs and expenses	92.8	92.6	91.8	91.3
Income from operations	7.2	7.4	8.2	8.7
Interest and other expense (income)	0.4	(0.0)	0.2	0.0
Earnings before income taxes	6.9	7.4	8.0	8.7
Income tax expense	2.0	2.4	2.4	2.9
Net earnings including noncontrolling interests	4.8	5.0	5.6	5.8
Net loss attributable to noncontrolling interests	(0.0)	(0.0)	(0.0)	(0.0)
Net earnings attributable to Buffalo Wild Wings	4.8%	5.0	5.7	5.8
The number of company-owned and franchised restaurants open are as follows:

	Six Months Ended
	June 26, 2016			June 28, 2015
	Corporate	Franchise	Total	Corporate	Franchise	Total
Buffalo Wild Wings
Beginning of period	590	573	1,163	487	584	1,071
Opened	11	18	29	12	22	34
Acquired	1	(1)	—	15	(15)	—
Closed/Relocated	(1)	(1)	(2)	(2)	(4)	(6)
End of period	601	589	1,190	512	587	1,099
R Taco
Beginning of period	4	6	10	2	7	9
Opened	2	1	3	—	—	—
Acquired	—	—	—	1	(1)	—
Closed/Relocated	—	—	—	—	—	—
End of period	6	7	13	3	6	9
PizzaRev
Beginning of period	2	n/a	2	2	n/a	2
Opened	—	n/a	—	—	n/a	—
Acquired	—	n/a	—	—	n/a	—
Closed/Relocated	—	n/a	—	—	n/a	—
End of period	2	n/a	2	2	n/a	2
Consolidated
End of the period	609	596	1,205	517	593	1,110

The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

	Three months ended		Six months ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Company-owned restaurant sales	$466,583	401,860	950,494	816,832
Franchised restaurant sales	469,459	487,134	952,297	995,589
Increases (decreases) in comparable same-store sales for Buffalo Wild Wings restaurants in the United States and Canada are as follows (based on restaurants operating at least fifteen months):

	Three months ended		Six months ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Company-owned same-store sales	(2.1)%	4.2	(1.9)	5.6
Franchised same-store sales	(2.6)	2.5	(2.6)	4.2
The average prices paid per pound for chicken wings for company-owned Buffalo Wild Wings restaurants are as follows:

	Three months ended		Six months ended
	June 26, 2016	June 28, 2015	June 26, 2016	June 28, 2015
Average price per pound	$1.94	1.79	1.95	1.85
Results of Operations for the Three Months Ended June 26, 2016 and June 28, 2015
Restaurant sales increased by $64.7 million, or 16.1%, to $466.6 million in 2016 from $401.9 million in 2015. The increase in restaurant sales was due to a $73.1 million increase associated with six company-owned restaurants that opened or were acquired in 2016 and the company-owned restaurants that opened or were acquired before 2016 that did not meet the criteria for same-store sales for all or part of the three-month period, partially offset by an $8.4 million decrease related to a 2.1% decrease in same-store sales at Buffalo Wild Wings restaurants.
Franchise royalties and fees decreased by $0.9 million, or 3.8%, to $23.6 million in 2016 from $24.5 million in 2015. The decrease was due to lower average weekly sales and a 2.6% decrease in same-store sales for the franchised Buffalo Wild Wings restaurants in operation at the end of the period compared to the same period in 2015.
Cost of sales increased by $20.6 million, or 17.5%, to $138.5 million in 2016 from $117.8 million in 2015 due primarily to more company-owned restaurants being operated in 2016. Cost of sales as a percentage of restaurant sales increased to 29.7% in 2016 from 29.3% in 2015, primarily due to higher chicken wing prices. During the second quarter of 2016, the average cost per pound for traditional chicken wings was $1.94, an 8.4% increase over the same period in 2015.
Labor expenses increased by $20.1 million, or 15.5%, to $149.4 million in 2016 from $129.3 million in 2015 due primarily to more restaurants being operated in 2016. Labor expenses as a percentage of restaurant sales decreased to 32.0% in 2016 from 32.2% in 2015. Cost of labor as a percentage of restaurant sales decreased primarily due to a decrease in bonus expenses, partially offset by an increase in management salaries as a percentage of sales due to deleveraging salaries expense on the same-store sales decrease.
Operating expenses increased by $11.4 million, or 20.0%, to $68.2 million in 2016 from $56.8 million in 2015 due primarily to more restaurants being operated in 2016. Operating expenses as a percentage of restaurant sales increased to 14.6% in 2016 from 14.1% in 2015. The increase in operating expenses as a percentage of restaurant sales was primarily due to deleveraging repair and maintenance expenses on the same-store-sales decrease.
Occupancy expenses increased by $4.9 million, or 21.7%, to $27.2 million in 2016 from $22.4 million in 2015 due primarily to more restaurants being operated in 2016. Occupancy expenses as a percentage of restaurant sales increased to 5.8% in 2016 from 5.6% in 2015 primarily due to deleveraging rent costs on the same-store-sales decrease.
Depreciation and amortization increased by $8.7 million, or 29.9%, to $38.0 million in 2016 from $29.2 million in 2015. The increase was primarily due to the additional depreciation related to the 92 additional company-owned restaurants compared to the same period in 2015. Depreciation and amortization as a percentage of total revenue increased to 7.7% in 2016 from 6.9% in 2015. The increase was due to amortization of reacquired franchise rights and depreciation related to capital leases acquired as part of the acquisitions we completed in 2015.

General and administrative expenses decreased by $3.9 million, or 11.5%, to $29.8 million in 2016 from $33.7 million in 2015 primarily due to decreased bonus and stock-based compensation expenses. Stock-based compensation totaled $0.7 million in the second quarter and $4.5 million in the prior year. The decrease in stock-based compensation included a reversal of previously recognized expense as the estimate of financial performance was reduced for our restricted stock units. General and administrative expenses as a percentage of total revenue decreased to 6.1% in 2016 from 7.9% in 2015 primarily due to a decrease in stock-based compensation, bonus expense, professional fees and repair and maintenance costs.
Preopening costs decreased by $1.4 million to $1.8 million in 2016 from $3.2 million in 2015. In 2016, we incurred costs of $0.9 million for six new company-owned restaurants opened in the second quarter of 2016 and costs of $1.0 million for restaurants that will open in the third quarter of 2016 or later. In 2015, we incurred costs of $2.1 million for nine new company-owned restaurants opened in the second quarter of 2015 and costs of $1.1 million for restaurants that opened in the third quarter of 2015 or later. Preopening costs per new company-owned Buffalo Wild Wings restaurant averaged $252,000 and $291,000, in the second quarters of 2016 and 2015, respectively.
Loss on asset disposals decreased by $0.4 million to $1.9 million in 2016 from $2.3 million in 2015. The expense in 2016 represented disposals due to remodels and the write-off of miscellaneous equipment. The expense in 2015 represented two store closures, disposals due to remodels, and the write-off of miscellaneous equipment.
Interest and other expenses increased to $1.9 million in 2016 from other income of $41,000 in 2015. Other expenses in 2016 consisted of a loss on our minority investment in Pie Squared Holdings of $1.1 million and interest expense of $0.9 million.
Provision for income taxes decreased $0.2 million to $10.0 million in 2016 from $10.3 million in 2015. The effective tax rate decreased to 29.9% in 2016 from 32.4% in 2015 primarily due to employment credits. We estimate our effective tax rate in 2016 will be about 30% based on federal and state tax rates and credits currently in effect.
Results of Operations for the Six Months Ended June 26, 2016 and June 28, 2015
Restaurant sales increased by $133.7 million, or 16.4%, to $950.5 million in 2016 from $816.8 million in 2015. The increase in restaurant sales was due to a $149.2 million increase associated with 14 new company-owned restaurants that opened or were acquired in 2016 and the company-owned restaurants that opened or were acquired before 2016 that did not meet the criteria for same-store sales for all or part of the six-month period, partially offset by a $15.5 million decrease related to a 1.9% decrease in same-store sales.
Franchise royalties and fees decreased by $2.2 million, or 4.4%, to $47.9 million in 2016 from $50.1 million in 2015. The decrease was due to lower average weekly sales volumes and a 2.6% decrease in same-store sales for the franchised Buffalo Wild Wings restaurants in operation at the end of the period compared to the same period in 2015.
Cost of sales increased by $38.8 million, or 15.9%, to $282.3 million in 2016 from $243.5 million in 2015 due primarily to more restaurants being operated in 2016. Cost of sales as a percentage of restaurant sales decreased to 29.7% in 2016 from 29.8% in 2015, primarily due to a decrease in the cost of boneless wings, partially offset by an increase in the average cost per pound for traditional chicken wings. During the first six months of 2016, the average cost per pound for traditional wings was $1.95, a 5.4% increase over the same period in 2015.
Labor expenses increased by $38.8 million, or 14.9%, to $298.5 million in 2016 from $259.7 million in 2015 due primarily to more restaurants being operated in 2016. Labor expenses as a percentage of restaurant sales decreased to 31.4% in 2016 from 31.8% in 2015. Cost of labor as a percentage of restaurant sales decreased primarily due to decreased bonus expenses, partially offset by deleveraging salaries expenses on the decrease in same-store sales.
Operating expenses increased by $22.5 million, or 19.5%, to $137.9 million in 2016 from $115.4 million in 2015 due primarily to more restaurants being operated in 2016. Operating expenses as a percentage of restaurant sales increased to 14.5% in 2016 from 14.1% in 2015, due primarily to deleveraging repair and maintenance expenses and to incremental expenses incurred to enhance internet performance in our restaurants.
Occupancy expenses increased by $9.6 million, or 21.6%, to $53.9 million in 2016 from $44.3 million in 2015 due primarily to more restaurants being operated in 2016. Occupancy expenses as a percentage of restaurant sales increased to 5.7% in 2016 from 5.4% in 2015 due primarily to deleveraging rent costs with the same-store sales decrease.
Depreciation and amortization increased by $18.2 million, or 31.8%, to $75.5 million in 2016 from $57.3 million in 2015. The increase was primarily due to the additional depreciation related to the 92 additional company-owned restaurants compared to the same period in 2015. Depreciation and amortization as a percentage of total revenue increased to 7.6% in 2016 from 6.6% in 2015. The increase was due to amortization of reacquired franchise rights and depreciation related to capital leases acquired as part of the acquisitions we completed in 2015.
General and administrative expenses decreased by $2.7 million, or 4.3%, to $61.5 million in 2016 from $64.2 million in 2015 primarily due to decreases in bonus and stock-based compensation expenses. General and administrative expenses as a percentage of total revenue decreased to 6.2% in 2016 from 7.4% in 2015, partially due to the decrease in stock-based compensation and bonus expenses.
Preopening costs decreased by $0.8 million to $3.7 million in 2016 from $4.5 million in 2015. In 2016, we incurred costs of $2.6 million for 13 new company-owned restaurants opened in the first six months of 2016 and costs of $1.1 million for restaurants that will open in the third quarter of 2016 or later. In 2015, we incurred costs of $3.3 million for 12 new company-owned restaurants opened in the first six months of 2015 and costs of $1.2 million for restaurants that opened in the third quarter of 2015 or later. Preopening costs per new company-owned Buffalo Wild Wings restaurant averaged $275,000 and $300,000 in 2016 and 2015, respectively.
Loss on asset disposals and impairment increased by $0.2 million to $3.1 million in 2016 from $2.9 million in 2015. The expense in 2016 represented disposals due to remodels and the write-off of miscellaneous equipment. The expense in 2015 represented two store closures, the write-off of miscellaneous equipment and disposals due to remodels.
Interest and other expenses increased to $1.8 million in 2016 from $34,000 in 2015. Other expense in 2016 consisted primarily of interest expense on our long-term debt and capital lease obligations of $1.8 million and a loss on our minority investment in Pie Squared Holdings of $1.2 million, partially offset by a gain related to an increase in the valuation of our contingent consideration of $1.1 million.
Provision for income taxes decreased $0.7 million to $24.0 million in 2016 from $24.7 million in 2015. The effective tax rate decreased to 29.9% in 2016 from 32.9% in 2015.
Liquidity and Capital Resources
Our primary liquidity and capital requirements have been for constructing, remodeling and maintaining our new and existing company-owned restaurants; working capital; acquisitions; improving technology; share repurchases; and other general business needs. Depending on the size of the transaction, acquisitions of businesses or investments in affiliates and share repurchases would generally be funded from our cash balances or additional borrowing under our revolving credit facility. Our other liquidity and capital requirements are primarily funded with cash from operations.
Our cash balance at June 26, 2016 was $13.6 million. As of June 26, 2016, we had $141.9 million available under our revolving credit facility.
For the six months ended June 26, 2016, net cash provided by operating activities was $149.4 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses and a decrease in income taxes receivable, partially offset by a decrease in accrued expenses. The decrease in income taxes receivable was primarily due to the receipt of an expedited refund for a portion of the year-end receivable balance, and an increase in income taxes payable during the first six months of 2016 due to the timing of estimated tax payments. The decrease in accrued expenses was primarily due to the timing of bonus and payroll payments.
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
For the six months ended June 26, 2016 and June 28, 2015, net cash used in investing activities was $74.5 million and $114.5 million, respectively. Investing activities included purchases of property and equipment related to the additional company-owned restaurants and restaurants under construction in both periods as well as the acquisition of 1 franchised restaurant in 2016 and 16 franchised restaurants in 2015. During the first six months of 2016 and 2015, we opened or purchased 14 and 28 restaurants, respectively. In 2016, we expect capital expenditures of approximately $82.9 million for the cost of approximately 40 new or relocated company-owned Buffalo Wild Wings restaurants, $15.5 million for technology improvements on our restaurant and corporate systems, and $68.1 million for capital expenditures at our existing restaurants. In the first six months of 2015, we purchased $12.3 million of marketable securities and received proceeds of $14.2 million for sales of marketable securities.
For the six months ended June 26, 2016 and June 28, 2015, net cash used in financing activities was $72.4 million and $5.8 million, respectively. Net cash used in financing activities for 2016 was primarily due to repayments of our line of credit of $263.3 million and repurchases of our common stock of $100.0 million, partially offset by proceeds from our line of credit of $286.9 million and short-term borrowings from our national advertising and gift card funds of $12.3 million. We expect to repurchase at least $150 million worth of Buffalo Wild Wing's shares in 2016. Additional cash used in financing activities was due to tax payments for restricted stock units of $9.2 million, partially offset by proceeds from the issuance of common stock of $2.0 million. Net cash used in financing activities for 2015 resulted from tax payments for restricted stock units of $7.6 million, partially offset by proceeds from the issuance of common stock of $1.6 million and the excess tax benefit from stock issuance of $0.3 million. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2016.
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
The following table presents a summary of our contractual obligations and commitments as of June 26, 2016:

		Payments Due By Period (in thousands)
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$715,608	82,573	155,714	129,679	347,642
Capital lease obligations	48,788	4,964	10,069	10,024	23,731
Deemed landlord financing obligations	8,454	819	1,662	1,694	4,279
Commitments for restaurants under development	62,241	2,703	9,088	9,219	41,231
Revolving credit facility	58,059	—	58,059	—	—
Other commitments	9,900	1,900	4,000	4,000	—
Total	$903,050	92,959	238,592	154,616	416,883
We believe the cash flows from our operating activities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Depending on the size of the transaction, acquisitions or investments and share repurchases would generally be funded from cash balances or using our revolving credit facility. Our future cash outflows related to income tax uncertainties amounted to $1,514 as of June 26, 2016. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.
Off-Balance Sheet Arrangements
As of June 26, 2016, we had no off-balance sheet arrangements or transactions.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to our cash balances held in foreign countries. Changes in interest rates affect the investment income we earn on our cash balances and, therefore, impact our cash flows and results of operations. We also have investment securities, which are held to generate returns that seek to offset changes in liabilities related to the equity market risk of our deferred compensation arrangements.
Interest Rates
We are exposed to interest rate risk on the outstanding borrowings on our revolving credit facility. As of June 26, 2016, we had an outstanding balance of $58.1 million under the facility. As of June 26, 2016, we deem our interest rate risk to be immaterial.
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
Commodity Price Risk
Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product and supply risks. We negotiate directly with independent suppliers for our supply of food and other products. Domestically, we have a distribution contract with McLane Company, Inc. that covers food, paper, and non-food products. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. One of the primary food products used by company-owned and franchised Buffalo Wild Wings restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. Chicken wings accounted for approximately 26.6% and 25.4% of our cost of sales in the second quarters of 2016 and 2015, respectively, with a quarterly average price per pound of $1.94 and $1.79, respectively. If the monthly average wing price exceeds an upper threshold or falls below a lower threshold set in the contract, we split the impact with our suppliers, reducing our risk related to wing price fluctuations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 26, 2016, management conducted an evaluation, with the participation of our Chief Executive Officer and our principal financial officer, of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As a result of the material weaknesses in internal control over financial reporting identified and described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 27, 2015, our disclosure controls and procedures were not effective as of June 26, 2016.
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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In addition to the legal proceedings described in Note 11 to the consolidated financial statements included in Item 1 of Quarterly Report on Form 10-Q, we are occasionally a defendant in litigation arising in the ordinary course of our business, including claims arising from personal injuries, contract claims, wage and hour claims, franchise-related claims, dram shop claims, employment-related claims and claims from guests or employees alleging injury, illness or other food quality, health or operational concerns. To date, none of these types of litigation, most of which are typically covered by insurance, has had a material effect on us. We have insured and continue to insure against many of these types of claims. A judgment on any claim not covered by or in excess of our insurance coverage could adversely affect our financial condition or results of operations.
ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES
This table below provides information with respect to our purchases of shares of Buffalo Wild Wings common stock during the three months ended June 26, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
March 28, 2016, through April 24, 2016	—	—	—	—
April 25, 2016, through May 22, 2016	548,402	$136.73	548,402	$75,019,451
May 23, 2016, through June 26, 2016	—	—	—	—
Total	548,402	$136.73	548,402	$75,019,451

(a)
Shares were repurchased pursuant to the repurchase program announced on November 23, 2015. The program initially includes up to $200 million in authorized repurchases and has no expiration date. Shares repurchased under the program may be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases will depend upon market conditions and other corporate considerations.

ITEM 6. EXHIBITS
See the Exhibit Index following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	July 29, 2016	BUFFALO WILD WINGS, INC.

		By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer (principal executive officer)

		By:	/s/ Jeffrey B. Sorum
Jeffrey B. Sorum, Senior Vice President, Chief Accounting Officer (interim principal financial officer)

EXHIBIT INDEX
BUFFALO WILD WINGS, INC.
FORM 10-Q FOR QUARTER ENDED JUNE 26, 2016

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

101
The following financial statements from the Company’s 10-Q for the fiscal quarter ended June 26, 2016, formatted in XBRL: (i) Consolidated Balance Sheet, (ii) Consolidated Statement of Earnings, (iii) Consolidated Statement of Comprehensive Income, (iv) Consolidated Statement of Cash Flows, and (v) Notes to Consolidated Financial Statements.