Form 10-Q
period 2016-09-25
BUFFALO WILD WINGS INC
filed 2016-10-28
CIK 1062449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2016

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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐   NO  ☒
The number of shares outstanding of the registrant’s common stock as of October 25, 2016: 18,202,127 shares.

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(unaudited)

	September 25, 2016	December 27, 2015
Assets
Current assets:
Cash and cash equivalents	$14,758	11,220
Marketable securities	—	9,043
Accounts receivable, net of allowance of $251 and $25, respectively	42,707	34,087
Inventory	13,437	15,351
Prepaid expenses	7,674	6,386
Refundable income taxes	543	21,591
Restricted assets	22,240	100,073
Total current assets	101,359	197,751

Property and equipment, net	605,188	604,712
Reacquired franchise rights, net	122,100	129,282
Other assets	38,590	26,536
Goodwill	117,228	114,101
Total assets	$984,465	1,072,382

Liabilities and Stockholders’ Equity
Current liabilities:
Unearned franchise fees	$2,621	2,144
Accounts payable	42,963	44,760
Accrued compensation and benefits	35,360	55,578
Accrued expenses	25,831	21,678
Current portion of long-term debt and capital lease obligations	7,302	2,147
Current portion of deferred lease credits	511	59
System-wide payables	59,813	137,257
Total current liabilities	174,401	263,623

Long-term liabilities:
Other liabilities	15,796	16,473
Deferred income taxes	24,689	23,726
Long-term debt and capital lease obligations, net of current portion	93,380	70,954
Deferred lease credits, net of current portion	44,310	41,869
Total liabilities	352,576	416,645

Commitments and contingencies (note 11)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 18,278,601 and 18,917,776 shares, respectively	156,872	160,353
Retained earnings	478,805	499,085
Accumulated other comprehensive loss	(3,782)	(4,094)
Total stockholders’ equity	631,895	655,344
Noncontrolling interests	(6)	393
Total equity	631,889	655,737
Total liabilities and equity	$984,465	1,072,382

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Revenue:
Restaurant sales	$470,648	431,763	1,421,142	1,248,595
Franchise royalties and fees	23,519	23,763	71,460	73,904
Total revenue	494,167	455,526	1,492,602	1,322,499
Costs and expenses:
Restaurant operating costs:
Cost of sales	136,185	126,878	418,488	370,398
Labor	150,813	138,897	449,317	398,585
Operating	73,435	63,343	211,295	178,716
Occupancy	27,396	24,210	81,324	68,554
Depreciation and amortization	38,345	33,610	113,847	90,887
General and administrative	32,264	33,714	93,750	97,937
Preopening	1,490	4,777	5,191	9,251
Loss on asset disposals	1,393	1,269	4,489	4,180
Total costs and expenses	461,321	426,698	1,377,701	1,218,508
Income from operations	32,846	28,828	114,901	103,991
Interest and other expense	528	1,400	2,375	1,434
Earnings before income taxes	32,318	27,428	112,526	102,557
Income tax expense	9,814	8,261	33,799	32,973
Net earnings including noncontrolling interests	22,504	19,167	78,727	69,584
Net earnings attributable to noncontrolling interests	(147)	(69)	(399)	(214)
Net earnings attributable to Buffalo Wild Wings	$22,651	19,236	79,126	69,798
Earnings per common share – basic	$1.24	1.01	4.25	3.67
Earnings per common share – diluted	$1.23	1.00	4.24	3.65
Weighted average shares outstanding – basic	18,296	19,022	18,609	19,006
Weighted average shares outstanding – diluted	18,353	19,167	18,650	19,118

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net earnings including noncontrolling interests	$22,504	19,167	78,727	69,584
Other comprehensive loss (income):
Foreign currency translation adjustments, net of tax	69	705	(312)	1,370
Other comprehensive loss (income), net of tax	69	705	(312)	1,370
Comprehensive income including noncontrolling interests	22,435	18,462	79,039	68,214
Comprehensive earnings attributable to noncontrolling interests	(147)	(69)	(399)	(214)
Comprehensive income attributable to Buffalo Wild Wings	$22,582	18,531	79,438	68,428

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	Nine months ended
	September 25, 2016	September 27, 2015
Cash flows from operating activities:
Net earnings including noncontrolling interests	$78,727	69,584
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	113,847	90,887
Loss on asset disposals	4,489	4,180
Deferred lease credits	4,095	4,260
Deferred income taxes	962	(13,561)
Stock-based compensation	2,453	11,689
Excess tax benefit from stock issuance	57	(1,088)
Change in fair value of contingent consideration	(1,591)	—
Loss on investments in affiliates	1,904	—
Change in operating assets and liabilities, net of effect of acquisitions:
Trading securities	—	(173)
Accounts receivable	(5,025)	(4,982)
Inventory	1,954	(421)
Prepaid expenses	(1,273)	(868)
Other assets	(4,450)	74
Unearned franchise fees	477	104
Accounts payable	6,465	6,901
Income taxes	20,991	545
Accrued expenses	(10,145)	(248)
Net cash provided by operating activities	213,937	166,883
Cash flows from investing activities:
Acquisition of property and equipment	(117,850)	(124,233)
Acquisition of businesses	(3,862)	(209,713)
Purchase of marketable securities	(488)	(12,301)
Proceeds from marketable securities	1,205	23,300
Net cash used in investing activities	(120,995)	(322,947)
Cash flows from financing activities:
Proceeds from credit facility	464,521	197,422
Repayments of credit facility	(440,448)	(150,467)
Borrowings from restricted funds	1,478	31,634
Repurchases of common stock	(105,852)	—
Other financing activities	(1,557)	(580)
Issuance of common stock	2,199	2,903
Excess tax benefit from stock issuance	(57)	1,088
Tax payments for restricted stock units	(9,317)	(7,847)
Net cash provided by (used in) financing activities	(89,033)	74,153
Effect of exchange rate changes on cash and cash equivalents	(371)	61
Net increase (decrease) in cash and cash equivalents	3,538	(81,850)
Cash and cash equivalents at beginning of period	11,220	93,329
Cash and cash equivalents at end of period	$14,758	11,479
See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 25, 2016 AND SEPTEMBER 27, 2015
(Dollar amounts in thousands except share and per share data)
(unaudited)

(1)	Basis of Financial Statement Presentation
The consolidated financial statements as of September 25, 2016 and December 27, 2015, and for the three-month and nine-month periods ended September 25, 2016 and September 27, 2015 have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information as of September 25, 2016 and for the three-month and nine-month periods ended September 25, 2016 and September 27, 2015 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.
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
At September 25, 2016 and September 27, 2015, we operated 617 and 573 company-owned restaurants, respectively, and had 602 and 569 franchised restaurants, respectively.
The financial information as of December 27, 2015 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 27, 2015, which are included in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 27, 2015, and should be read in conjunction with such financial statements.
The results of operations for the three-month and nine-month periods ended September 25, 2016 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 25, 2016.
Certain amounts as of December 27, 2015 have been reclassified to conform to the current year presentation. The Company reclassified amounts previously presented separately on the consolidated balance sheets as amounts due to restricted funds into our system-wide payables, to which they were related. Also, the Company previously classified depreciation and amortization separately on the consolidated statements of cash flows. The changes in classification do not affect previously reported cash flows from operations, investing or financing activities in the consolidated statement of cash flows, or the previously reported consolidated statement of earnings for any period.

(2)	Summary of Significant Accounting Policies
Our significant accounting policies are disclosed in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 27, 2015. There has been no significant change in our accounting policies since December 27, 2015.
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

The requirements for these standards relating to Topic 606 will be effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company expects to adopt these standards upon their effective date. We do not believe the new revenue recognition standard will materially impact our recognition of restaurant sales from company-owned restaurants or our recognition of continuing royalty fees from franchisees. We believe adoption of the new revenue recognition standard will impact our accounting for other fees charged to franchisees and transactions involving our advertising funds. We are currently unable to estimate the impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 requires for lease arrangements spanning more than 12 months, an entity to recognize an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We believe the adoption of ASU 2016-02 will materially impact our consolidated financial statements by significantly increasing our non-current assets and non-current liabilities on our consolidated balance sheets in order to record the right of use assets and related lease liabilities for our existing operating leases. We are currently unable to estimate the impact on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation: Improvement to Employee Share-Based Payment Accounting.” ASU 2016-09 provides guidance intended to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted for any entity in any interim or annual period. We are currently evaluating the impact of the updated guidance and believe the adoption of the guidance will impact our accounting for excess tax benefits and deficiencies. We are in the process of determining the financial statement impact and are currently unable to estimate the impact on our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Payments.” ASU 2016-15 provides guidance on eight specific cash flow issues with the objective of reducing diversity in practice. The guidance is effective for interim and and annual periods beginning after December 15, 2017. Early adoption is permitted for any entity in any interim or annual period. We are currently evaluating the impact of the guidance, but do not believe it will materially impact our consolidated financial statements.
We reviewed all other recently issued accounting pronouncements and concluded they are not applicable or not expected to be significant to our operations.

(3)	Fair Value Measurements
The framework for measuring fair value provides a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under Accounting Standards Codification 820 are described as follows:

•	Level 1 – Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company has the ability to access.

•	Level 2 – Inputs to the valuation methodology include:

◦	Quoted prices for similar assets or liabilities in active markets

◦	Quoted prices for identical or similar assets or liabilities in inactive markets

◦	Inputs other than quoted prices that are observable for the asset or liability

◦	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

•	Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques maximize the use of relevant observable inputs and minimize the use of unobservable inputs.

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of September 25, 2016:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Deferred compensation	$8,921	—	—	8,921
Contingent consideration	—	—	40	40
Liabilities
Deferred compensation	8,745	—	—	8,745
The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 27, 2015:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Deferred compensation	$9,043	—	—	9,043
Liabilities
Contingent consideration	—	—	1,551	1,551
Deferred compensation	8,958	—	—	8,958
Our deferred compensation assets and liabilities were composed of investments held for future needs of our non-qualified deferred compensation plan and are reported at fair market value, using the “market approach” valuation method. The “market approach” valuation method uses prices and other relevant information observable in market transactions involving identical assets and is a Level 1 approach. Our contingent consideration assets and liabilities represent amounts due and owed in association with a fiscal year 2015 acquisition. These assets and liabilities were valued using a Level 3 approach that utilizes an option pricing model and the projected future performance of certain restaurants we acquired. The future performance of these acquired restaurants will ultimately determine the settlement amount of these assets and liabilities. Estimates of fair value are inherently uncertain and represent only management's reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results.
The following table summarizes the activity within Level 3 instruments:

	Three Months Ended	Nine Months Ended
	September 25, 2016	September 25, 2016
Beginning balance	$(445)	$(1,551)
Mark to market adjustment	485	1,591
Ending balance	$40	$40
Adjustments to the contingent consideration assets and liabilities are recognized in interest and other expense on the consolidated statements of earnings. There was no significant activity within Level 3 instruments during the three-month or nine-month periods ended September 27, 2015.
There were no significant transfers between the levels of the fair value hierarchy during either of the nine-month periods ended September 25, 2016 and September 27, 2015.

(4)	Marketable Securities
Marketable securities consisted of the following:

	September 25, 2016	December 27, 2015
Trading
Mutual funds	$—	9,043
Total	$—	9,043
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

(5)	Property and Equipment
Property and equipment consisted of the following:

	September 25, 2016	December 27, 2015
Construction in process	$34,686	18,662
Buildings	98,295	92,603
Capital leases and buildings under deemed landlord financing	26,671	25,105
Furniture, fixtures, and equipment	376,550	369,344
Leasehold improvements	596,871	553,736
Property and equipment, gross	1,133,073	1,059,450
Less accumulated depreciation and amortization	(527,885)	(454,738)
Property and equipment, net	$605,188	604,712

(6)	Reacquired Franchise Rights
Reacquired franchise rights consisted of the following:

	September 25, 2016	December 27, 2015
Reacquired franchise rights	$153,960	152,070
Accumulated amortization	(31,860)	(22,788)
Reacquired franchise rights, net	$122,100	129,282
Amortization expense primarily related to amortization of reacquired franchise rights, and also included amortization of capital lease assets and software licenses. Amortization expense for the nine-month periods ended September 25, 2016 and September 27, 2015 was $13,601 and $4,768, respectively.

(7)	Long-Term Debt and Capital Lease Obligations
Our long-term debt and capital lease obligations consisted of the following:

	Average interest rate for the nine months ended September 25, 2016	Maturity	September 25, 2016	December 27, 2015
Revolving credit facility	1.4%	July 2018	$58,603	34,530
Capital lease and deemed landlord financing obligations	7.1%	Various through November 2030	42,079	38,571
Total debt and capital lease obligations			100,682	73,101
Less current maturities			(7,302)	(2,147)
Total long-term debt and capital lease obligations			$93,380	70,954

During the nine month period ended September 25, 2016, we had a $200,000 unsecured revolving credit facility. Interest was charged at LIBOR plus an applicable margin based on our consolidated total leverage ratio. We also paid a commitment fee on the average unused portion of the facility at a rate per annum based on our consolidated total leverage ratio.
The revolving credit facility contained covenants that required us to maintain certain financial ratios, including consolidated coverage, consolidated total leverage and minimum EBITDA. The revolving credit facility also had other customary affirmative and negative covenants, including covenants that restricted the right of the Company and its subsidiaries to merge, to lease, sell or otherwise dispose of assets, to make investments and to grant liens on their assets. As of September 25, 2016, we were in compliance with all of these covenants.
On October 6, 2016, we terminated the unsecured revolving credit facility and entered into a new credit agreement (see note 13).

(8)	Stockholders' Equity
During the nine-month period ended September 25, 2016, we repurchased 758,894 shares of our common stock for an aggregate purchase price of $105,852. The repurchased shares were concurrently retired and credited to authorized, but unissued stock. The repurchase of these shares resulted in a decrease in common stock of $6,446 and a decrease in retained earnings of $99,406 for the same period.
We have 1.6 million shares of common stock reserved for issuance under our current Equity Incentive Plan (Plan) for our employees, officers, and directors. The Plan had 652,019 shares available for grant as of September 25, 2016.
Stock Options
The exercise price for stock options issued under the Plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Stock options vest in four equal annual installments and have a contractual life of seven years. We issue new shares of common stock upon the exercise of stock options. Option activity for the nine months ended September 25, 2016 is summarized as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, December 27, 2015	131,248	$113.12	4.0	$7,051
Granted	33,996	147.55
Exercised	(10,215)	71.43
Cancelled	(4,612)	152.42
Expired	(535)	147.52
Outstanding, September 25, 2016	149,882	$122.44	4.0	$5,683
Exercisable, September 25, 2016	76,934	$96.14	2.6	$4,758
The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $155.38 as of the last business day of the nine-month period ended September 25, 2016, which would have been received by the optionees had all options been exercised and sold on that date. As of September 25, 2016, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2,378, which is expected to be recognized over a weighted average period of approximately 2.5 years. During the nine-month periods ended September 25, 2016 and September 27, 2015, the total intrinsic value of stock options exercised was $848 and $4,012, respectively. During the nine-month periods ended September 25, 2016 and September 27, 2015, the weighted average grant date fair value of options was $47.67 and $59.11, respectively. No shares vested during either of the nine-month periods ended September 25, 2016 or September 27, 2015.
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
For each grant, restricted stock units meeting the performance criteria will vest as of the end of the third fiscal year in the performance period, subject to a Plan-specified maximum number of shares that may be issued to any individual in any year in settlement of restricted stock units. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required minimum employee withholding taxes. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for the nine months ended September 25, 2016 was as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 27, 2015	190,120	$161.06
Granted	122,911	147.02
Vested	(7,449)	122.43
Cancelled	(17,579)	161.64
Outstanding, September 25, 2016	288,003	$156.04
As of September 25, 2016, the total stock-based compensation expense related to nonvested awards not yet recognized was $7,225, which is expected to be recognized over a weighted average period of 2.0 years. The weighted average grant date fair value of restricted stock units granted during the nine-month periods ended September 25, 2016 and September 27, 2015 was $147.02 and $180.60, respectively. During the nine-month periods ended September 25, 2016 and September 27, 2015, we recognized $862 and $10,214, respectively, of stock-based compensation expense related to restricted stock units. The nine-month period ended September 25, 2016 included reversals of previously recognized expenses as we reduced our estimate of financial performance.
Employee Stock Purchase Plan
We have reserved 600,000 shares of common stock for issuance under our Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the nine-month periods ended September 25, 2016, and September 27, 2015, we issued 12,857 and 8,747 shares of common stock, respectively, under the ESPP. As of September 25, 2016, we had 172,901 shares available for future issuance under the ESPP.

(9)	Earnings Per Common Share
The following is a reconciliation of basic and fully diluted earnings per common share for the three-month and nine-month periods ended September 25, 2016 and September 27, 2015:

	Three Months Ended September 25, 2016
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$22,651
Earnings per common share	22,651	18,295,694	$1.24
Effect of dilutive securities – stock options	—	33,928
Effect of dilutive securities – restricted stock units	—	23,874
Earnings per common share – assuming dilution	$22,651	18,353,496	$1.23

	Three Months Ended September 27, 2015
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$19,236
Earnings per common share	19,236	19,022,111	$1.01
Effect of dilutive securities – stock options	—	74,204
Effect of dilutive securities – restricted stock units	—	70,344
Earnings per common share – assuming dilution	$19,236	19,166,659	$1.00

	Nine Months Ended September 25, 2016
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$79,126
Earnings per common share	79,126	18,608,533	$4.25
Effect of dilutive securities – stock options	—	33,359
Effect of dilutive securities – restricted stock units	—	7,958
Earnings per common share – assuming dilution	$79,126	18,649,850	$4.24

	Nine Months Ended September 27, 2015
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$69,798
Earnings per common share	69,798	19,005,859	$3.67
Effect of dilutive securities – stock options	—	76,080
Effect of dilutive securities – restricted stock units	—	35,932
Earnings per common share – assuming dilution	$69,798	19,117,871	$3.65
The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been antidilutive or were performance-granted shares for which the performance criteria had not yet been met:

	Three months ended		Nine months ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Stock options	78,070	33,327	71,863	37,986
Restricted stock units	264,129	257,904	280,045	292,316

(10)	Supplemental Disclosures of Cash Flow Information

	Nine months ended
	September 25, 2016	September 27, 2015
Cash paid during the period for:
Income taxes	$11,724	45,777
Interest	2,563	586
Noncash financing and investing transactions:
Decrease in property and equipment not yet paid for	8,299	10,888
Increase in asset retirement obligation asset and liability	89	1,096
Increase in deemed owner assets and obligations	5,729	—
Increase in other assets and liabilities from hosted software arrangements	1,550	—
Increase in capital leases	888	—

(11)Contingencies
We have a limited guarantee of the borrowings of Pie Squared Pizza, LLC, a subsidiary of Pie Squared Holdings, LLC, in the amount of $575. We do not believe that payment under this guarantee is probable as of September 25, 2016.
On June 2, 2015, two of our former employees (the “plaintiffs”) filed a collective action under the Fair Labor Standards Act (“FLSA”) and putative class action under New York state law against us in the United States District Court for the Western District of New York. The claim alleges that we have a policy or procedure requiring employees who receive compensation in part through tip credits to perform work that is ineligible for tip credit compensation at a tip credit rate in violation of the FLSA and New York state law. We intend to vigorously defend this lawsuit. We believe there is a reasonable possibility of loss related to these claims, however, given the early stage of the case, we are currently unable to determine the potential range of exposure, if any.
In addition to the litigation described above, we are involved in various other legal matters arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.
(12)Acquisition of Businesses
During the nine-month periods ended September 25, 2016 and September 27, 2015, we acquired 1 and 54 existing, franchised Buffalo Wild Wings restaurants, respectively. We also acquired 1 R Taco franchised restaurant and 4 Buffalo Wild Wings restaurants under construction during the nine-month period ended September 27, 2015. The total purchase prices of $3,862 and $209,713 for franchised restaurants acquired during the nine-month periods ended September 25, 2016, and September 27, 2015, respectively, were funded by cash from operations, the sale of marketable securities and proceeds from our revolving credit facility. The acquisitions were accounted for as business combinations.

	Nine Months Ended
	September 25, 2016	September 27, 2015
Inventory, prepaids, and other assets	$38	14,036
Property and equipment	224	65,623
Lease and other liabilities	(14)	(1,690)
Reacquired franchise rights	1,890	100,090
Capital lease obligations	—	(29,975)
Goodwill	1,724	61,629
	$3,862	209,713
The excess of the purchase price over the aggregate fair value of assets acquired and liabilities assumed was allocated to goodwill. The goodwill shown in the table above is not subject to amortization but is deductible for tax purposes. The results of operations of these locations are included in our consolidated statements of earnings as of the date of acquisition.
(13)Subsequent Event
On October 6, 2016, we terminated our existing revolving credit facility (see note 7) and entered into a new credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association and other lenders. The Credit Agreement provides the Company with a committed $500,000 unsecured revolving credit facility (“Facility”), which expires on October 6, 2021. The Facility includes a letter of credit subfacility of $40,000 and a swingline loan subfacility of $20,000. Amounts borrowed on the Facility bear interest at either a base rate as set forth in the Credit Agreement plus an applicable margin ranging between 0.00% and 0.75%, or a LIBOR rate plus an applicable margin ranging between 1.00% and 1.75%, at the Company's option. The applicable margins are based on our consolidated total leverage ratio. We also pay a commitment fee ranging from 0.125% to 0.250% on the average unused portion of the facility at a rate per annum based on our consolidated total leverage ratio. As of October 23, 2016, we had an outstanding balance of $100,000 under the Facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 27, 2015. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for 2016, cash requirements, and our expected store openings and preopening costs. Such statements are forward-looking and speak only as of the date on which they are made. Actual results are subject to various risks and uncertainties including, but not limited to, those discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations as well as in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 27, 2015. Information included in this discussion and analysis includes commentary on company-owned and franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Buffalo Wild Wings, Inc. concepts and the overall health of the concepts. Franchise information also provides an understanding of our revenues because franchise royalties and fees are based on the opening of franchised units and their sales. However, franchised restaurant sales and same-store sales information does not represent sales in accordance with U.S. generally accepted accounting principles (GAAP), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.
Critical Accounting Estimates
Our most critical accounting estimates, which are those that require significant judgment, include: valuation of long-lived assets, business combinations, lessee involvement in construction, and stock-based compensation. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 27, 2015. There have been no changes to those policies during this period.
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
Overview
As of September 25, 2016, we owned and operated 617 company-owned restaurants, including 608 Buffalo Wild Wings®, 7 R Taco®, and 2 PizzaRev® restaurants in the United States and Canada. We also franchised an additional 602 restaurants, including 595 Buffalo Wild Wings restaurants and 7 R Taco restaurants. We are building for long-term future earnings growth by investing in Buffalo Wild Wings restaurants, domestic and international franchising, and emerging brands. These investments will help us to achieve our vision of being a company of 3,000 total restaurants worldwide.
In 2016, we expect to open approximately 35 company-owned Buffalo Wild Wings restaurants, and we expect our franchisees to open approximately 30 Buffalo Wild Wings restaurants in the United States and 10 Buffalo Wild Wings restaurants internationally. We anticipate coming in slightly below the low end of our 2016 earnings per diluted share guidance range of $5.65 to $5.85.
Our growth and success depend on several factors and trends. First, we will continue to focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, restaurant-level cash flow and restaurant-level margin as an indicator of the profitability of our company-owned restaurants. We remain committed to high-quality operations and guest experiences.
Our revenue is generated by:

•
Sales at our company-owned restaurants, which represented 95% of total revenue in the third quarter of 2016. Food and nonalcoholic beverages accounted for 80% of restaurant sales. Alcoholic beverages accounted for 19% of restaurant sales. Other items accounted for the remaining 1% of restaurant sales. The menu items with the highest sales volumes in the third quarter of 2016 are boneless and traditional wings, representing 22% and 21% of restaurant sales, respectively.

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
Third, we continue to monitor and react to changes in our cost of sales. The cost of sales is difficult to predict, as it has ranged from 28.9% to 30.3% of restaurant sales per quarter in our 2015 fiscal year and year-to-date in 2016, mostly due to the price fluctuations in chicken wings. We are focused on minimizing the impact of rising costs per wing. Our efforts include selling wings by portion, new purchasing strategies, menu price increases, and reduced food waste, as well as marketing promotions, menu additions, and menu changes that affect the percentage that chicken wings represent of total restaurant sales. We will continue to monitor the cost of chicken wings, as it can significantly change our cost of sales and cash flow from company-owned restaurants. Current-month chicken wing prices are determined based on the average of the previous month’s wing market plus mark-up for processing and distribution. If the monthly average exceeds an upper threshold or falls below a lower threshold set in the contract, we split the impact with our suppliers, reducing our risk related to wing price fluctuations. We continually evaluate alternative pricing models in order to mitigate price volatility.
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
We operate on a 52- or 53-week fiscal year ending on the last Sunday in December. Both of the third quarters of 2016 and 2015 consisted of 13 weeks.
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

	Three months ended		Nine months ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Revenue:
Restaurant sales	95.2%	94.8	95.2	94.4
Franchise royalties and fees	4.8	5.2	4.8	5.6
Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Restaurant operating costs:
Cost of sales	28.9	29.4	29.4	29.7
Labor	32.0	32.2	31.6	31.9
Operating	15.6	14.7	14.9	14.3
Occupancy	5.8	5.6	5.7	5.5
Depreciation and amortization	7.8	7.4	7.6	6.9
General and administrative	6.5	7.4	6.3	7.4
Preopening	0.3	1.0	0.3	0.7
Loss on asset disposals	0.3	0.3	0.3	0.3
Total costs and expenses	93.4	93.7	92.3	92.1
Income from operations	6.6	6.3	7.7	7.9
Interest and other expense	0.1	0.3	0.2	0.1
Earnings before income taxes	6.5	6.0	7.5	7.8
Income tax expense	2.0	1.8	2.3	2.5
Net earnings including noncontrolling interests	4.6	4.2	5.3	5.3
Net earnings attributable to noncontrolling interests	(0.0)	(0.0)	(0.0)	(0.0)
Net earnings attributable to Buffalo Wild Wings	4.6%	4.2	5.3	5.3

The number of company-owned and franchised restaurants open are as follows:

	Nine Months Ended
	September 25, 2016			September 27, 2015
	Corporate	Franchise	Total	Corporate	Franchise	Total
Buffalo Wild Wings
Beginning of period	590	573	1,163	487	584	1,071
Opened	19	25	44	29	37	66
Acquired	1	(1)	—	54	(54)	—
Closed/relocated	(2)	(2)	(4)	(2)	(4)	(6)
End of period	608	595	1,203	568	563	1,131
R Taco
Beginning of period	4	6	10	2	7	9
Opened	3	1	4	—	—	—
Acquired	—	—	—	1	(1)	—
Closed/relocated	—	—	—	—	—	—
End of period	7	7	14	3	6	9
PizzaRev
Beginning of period	2	n/a	2	2	n/a	2
Opened	—	n/a	—	—	n/a	—
Acquired	—	n/a	—	—	n/a	—
Closed/relocated	—	n/a	—	—	n/a	—
End of period	2	n/a	2	2	n/a	2
Consolidated
End of the period	617	602	1,219	573	569	1,142
The restaurant sales for company-owned and franchised restaurants are as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Company-owned restaurant sales	$470,648	431,763	1,421,142	1,248,595
Franchised restaurant sales	466,941	465,515	1,419,238	1,461,104
Increases (decreases) in comparable same-store sales for Buffalo Wild Wings restaurants in the United States and Canada are as follows (based on restaurants operating at least fifteen months):

	Three months ended		Nine months ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Company-owned same-store sales	(1.8)%	3.9	(1.9)	5.0
Franchised same-store sales	(1.6)	1.2	(2.3)	3.3
The average prices paid per pound for chicken wings for company-owned Buffalo Wild Wings restaurants are as follows:

	Three months ended		Nine months ended
	September 25, 2016	September 27, 2015	September 25, 2016	September 27, 2015
Average price per pound	$1.72	1.79	1.87	1.83

Results of Operations for the Three Months Ended September 25, 2016 and September 27, 2015
Restaurant sales increased by $38.9 million, or 9.0%, to $470.6 million in 2016 from $431.8 million in 2015. The increase in restaurant sales was due to a $46.0 million increase associated with 23 company-owned restaurants that opened or were acquired in 2016 and the company-owned restaurants that opened or were acquired before 2016 that did not meet the criteria for same-store sales for all or part of the three-month period, partially offset by an $7.1 million decrease related to a 1.8% decrease in same-store sales at Buffalo Wild Wings restaurants.
Franchise royalties and fees decreased by $0.2 million, or 1.0%, to $23.5 million in 2016 from $23.8 million in 2015. The decrease was due to lower average weekly sales and a 1.6% decrease in same-store sales for the franchised Buffalo Wild Wings restaurants in operation at the end of the period compared to the same period in 2015.
Cost of sales increased by $9.3 million, or 7.3%, to $136.2 million in 2016 from $126.9 million in 2015 due primarily to more company-owned restaurants being operated in 2016. Cost of sales as a percentage of restaurant sales decreased to 28.9% in 2016 from 29.4% in 2015, due to menu price increases and adjustments of 3.6% compared to the third quarter of 2015 and lower chicken wing prices. During the third quarter of 2016, the average cost per pound for traditional chicken wings was $1.72, a 3.9% decrease over the same period in 2015.
Labor expenses increased by $11.9 million, or 8.6%, to $150.8 million in 2016 from $138.9 million in 2015 due primarily to more restaurants being operated in 2016. Labor expenses as a percentage of restaurant sales decreased to 32.0% in 2016 from 32.2% in 2015. Cost of labor as a percentage of restaurant sales decreased primarily due to a decrease in bonus expenses and benefit costs, partially offset by a 5% increase in average rates of pay for our hourly employees and an increase in management salaries as a percentage of sales due to deleveraging salaries expense on the same-store sales decrease.
Operating expenses increased by $10.1 million, or 15.9%, to $73.4 million in 2016 from $63.3 million in 2015 due primarily to more restaurants being operated in 2016. Operating expenses as a percentage of restaurant sales increased to 15.6% in 2016 from 14.7% in 2015. The increase in operating expenses as a percentage of restaurant sales was primarily due to increases in general liability insurance, fees for an additional pay-per-view event, and deleveraging repair and maintenance expenses on the same-store-sales decrease.
Occupancy expenses increased by $3.2 million, or 13.2%, to $27.4 million in 2016 from $24.2 million in 2015 due primarily to more restaurants being operated in 2016. Occupancy expenses as a percentage of restaurant sales increased to 5.8% in 2016 from 5.6% in 2015 primarily due to deleveraging rent costs on the same-store sales decrease.
Depreciation and amortization increased by $4.7 million, or 14.1%, to $38.3 million in 2016 from $33.6 million in 2015. The increase was primarily due to the additional depreciation related to the 44 additional company-owned restaurants compared to the same period in 2015. Depreciation and amortization as a percentage of total revenue increased to 7.8% in 2016 from 7.4% in 2015, due primarily to deleveraging on the same-store sales decrease.
General and administrative expenses decreased by $1.5 million, or 4.3%, to $32.3 million in 2016 from $33.7 million in 2015 primarily due to decreased stock-based compensation, bonus, and travel expenses. Stock-based compensation totaled $0.3 million in the third quarter and $4.5 million in the prior year. The decrease in stock-based compensation included reversals of previously recognized expense as the estimate of financial performance was reduced for our restricted stock units. General and administrative expenses as a percentage of total revenue decreased to 6.5% in 2016 from 7.4% in 2015 primarily due to decreases in stock-based compensation and bonus expense, partially offset by an increase in professional fees.
Preopening costs decreased by $3.3 million to $1.5 million in 2016 from $4.8 million in 2015. In 2016, we incurred costs of $1.2 million for nine new company-owned restaurants opened in the third quarter of 2016 and costs of $0.3 million for restaurants that will open in the fourth quarter of 2016 or later. In 2015, we incurred costs of $3.3 million for 17 new company-owned restaurants opened in the third quarter of 2015 and costs of $1.5 million for restaurants that opened in the fourth quarter of 2015 or later. Preopening costs per new company-owned Buffalo Wild Wings restaurant averaged $276,000 and $253,000, in the third quarters of 2016 and 2015, respectively.
Loss on asset disposals increased by $0.1 million to $1.4 million in 2016 from $1.3 million in 2015. The expense in 2016 and 2015 represented disposals due to remodels, and the write-off of miscellaneous equipment.
Interest and other expenses decreased to $0.5 million in 2016 from other expense of $1.4 million in 2015. Interest and other expenses in 2016 consisted of a loss on our minority investment in Pie Squared Holdings of $0.7 million and interest expense of $0.9 million, partially offset by a gain related to the increase in fair value of our contingent consideration.
Provision for income taxes increased $1.6 million to $9.8 million in 2016 from $8.3 million in 2015. The effective tax rate increased to 30.4% in 2016 from 30.1% in 2015 primarily due to employment credits. We estimate our effective tax rate in 2016 will be about 30.3% based on federal and state tax rates and credits currently in effect.

Results of Operations for the Nine Months Ended September 25, 2016 and September 27, 2015
Restaurant sales increased by $172.5 million, or 13.8%, to $1.4 billion in 2016 from $1.2 billion in 2015. The increase in restaurant sales was due to a $195.3 million increase associated with 23 new company-owned restaurants that opened or were acquired in 2016 and the company-owned restaurants that opened or were acquired before 2016 that did not meet the criteria for same-store sales for all or part of the nine-month period, partially offset by a $22.7 million decrease related to a 1.9% decrease in same-store sales.
Franchise royalties and fees decreased by $2.4 million, or 3.3%, to $71.5 million in 2016 from $73.9 million in 2015. The decrease was due to lower average weekly sales volumes and a 2.3% decrease in same-store sales for the franchised Buffalo Wild Wings restaurants in operation at the end of the period compared to the same period in 2015.
Cost of sales increased by $48.1 million, or 13.0%, to $418.5 million in 2016 from $370.4 million in 2015 due primarily to more restaurants being operated in 2016. Cost of sales as a percentage of restaurant sales decreased to 29.4% in 2016 from 29.7% in 2015, primarily due to menu price increases and adjustments of approximately 3.4% taken over the same period in 2015. During the first nine months of 2016, the average cost per pound for traditional wings was $1.87, a 2.2% increase over the same period in 2015 and did not impact cost of sales as a percentage of restaurant sales.
Labor expenses increased by $50.7 million, or 12.7%, to $449.3 million in 2016 from $398.6 million in 2015 due primarily to more restaurants being operated in 2016. Labor expenses as a percentage of restaurant sales decreased to 31.6% in 2016 from 31.9% in 2015. Cost of labor as a percentage of restaurant sales decreased primarily due to decreased bonus expenses and lower effective payroll tax rates, partially offset by deleveraging salaries expenses on the decrease in same-store sales.
Operating expenses increased by $32.6 million, or 18.2%, to $211.3 million in 2016 from $178.7 million in 2015 due primarily to more restaurants being operated in 2016. Operating expenses as a percentage of restaurant sales increased to 14.9% in 2016 from 14.3% in 2015, due primarily to deleveraging repair and maintenance expenses.
Occupancy expenses increased by $12.8 million, or 18.6%, to $81.3 million in 2016 from $68.6 million in 2015 due primarily to more restaurants being operated in 2016. Occupancy expenses as a percentage of restaurant sales increased to 5.7% in 2016 from 5.5% in 2015 due primarily to deleveraging rent costs with the same-store sales decrease.
Depreciation and amortization increased by $23.0 million, or 25.3%, to $113.8 million in 2016 from $90.9 million in 2015. The increase was primarily due to the additional depreciation related to the 44 additional company-owned restaurants compared to the same period in 2015. Depreciation and amortization as a percentage of total revenue increased to 7.6% in 2016 from 6.9% in 2015. The increase was due to amortization of reacquired franchise rights and depreciation related to capital leases acquired as part of the acquisitions we completed in 2015.
General and administrative expenses decreased by $4.2 million, or 4.3%, to $93.8 million in 2016 from $97.9 million in 2015 and decreased as a percentage of total revenue to 6.3% in 2016 from 7.4% in 2015, primarily due to the decreases in stock-based compensation and bonus expenses. The decrease in stock-based compensation included reversals of previously recognized expense as the estimate of financial performance was reduced for our restricted stock units.
Preopening costs decreased by $4.1 million to $5.2 million in 2016 from $9.3 million in 2015. In 2016, we incurred costs of $4.9 million for 22 new company-owned restaurants opened in the first nine months of 2016 and costs of $0.3 million for restaurants that will open in the fourth quarter of 2016 or later. In 2015, we incurred costs of $7.6 million for 29 new company-owned restaurants opened in the first nine months of 2015 and costs of $1.7 million for restaurants that opened in the fourth quarter of 2015 or later. Preopening costs per new company-owned Buffalo Wild Wings restaurant averaged $276,000 and $272,000 in 2016 and 2015, respectively.
Loss on asset disposals and impairment increased by $0.3 million to $4.5 million in 2016 from $4.2 million in 2015. The expense in 2016 represented disposals due to remodels and the write-off of miscellaneous equipment. The expense in 2015 represented two store closures, the write-off of miscellaneous equipment and disposals due to remodels.
Interest and other expenses increased to $2.4 million in 2016 from $1.4 million in 2015. Interest and other expenses in 2016 consisted primarily of interest expense on our long-term debt and capital lease obligations of $2.6 million and a loss on our minority investment in Pie Squared Holdings of $1.9 million, partially offset by a gain related to an increase in the valuation of our contingent consideration of $1.6 million.
Provision for income taxes increased $0.8 million to $33.8 million in 2016 from $33.0 million in 2015. The effective tax rate decreased to 30.0% in 2016 from 32.2% in 2015 primarily due to employment credits.

Liquidity and Capital Resources
Our primary liquidity and capital requirements have been for constructing, remodeling and maintaining our new and existing company-owned restaurants; working capital; acquisitions; improving technology; share repurchases; and other general business needs. Depending on the size of the transaction, acquisitions of businesses or investments in affiliates and share repurchases are generally funded by our revolving credit facilities. Our other liquidity and capital requirements are primarily funded with cash from operations.
Our cash balance at September 25, 2016 was $14.8 million. As of September 25, 2016, we had $141.4 million available under our revolving credit facility, which was terminated on October 6, 2016. As of October 23, 2016, we had $400 million available under our new revolving credit facility dated October 6, 2016.
For the nine months ended September 25, 2016, net cash provided by operating activities was $213.9 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses and a decrease in refundable income taxes, partially offset by a decrease in accrued expenses. The decrease in refundable income taxes was primarily due to the receipt of an expedited refund for a portion of the year-end receivable balance and the timing of estimated tax payments. The decrease in accrued expenses was primarily due to the timing of bonus and payroll payments.
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
For the nine months ended September 25, 2016 and September 27, 2015, net cash used in investing activities was $121.0 million and $322.9 million, respectively. Investing activities included purchases of property and equipment related to the additional company-owned restaurants and restaurants under construction in both periods as well as the acquisition of 55 franchised restaurants in 2015. During the first nine months of 2016 and 2015, we opened or acquired 23 and 84 restaurants, respectively. In 2016, we expect capital expenditures of approximately $96.8 million for the cost of approximately 35 and 5 new or relocated company-owned Buffalo Wild Wings and R Taco restaurants, respectively, $7.3 million for technology improvements on our restaurant and corporate systems, and $53.8 million for capital expenditures at our existing restaurants. In the first nine months of 2015, we purchased $12.3 million of marketable securities and received proceeds of $23.3 million for sales of marketable securities.
For the nine months ended September 25, 2016 and September 27, 2015, net cash provided by (used in) financing activities was $(89.0) million and $74.2 million, respectively. Net cash used in financing activities for 2016 primarily consisted of repayments of our line of credit of $440.4 million and repurchases of our common stock of $105.9 million, partially offset by proceeds from our line of credit of $464.5 million and short-term borrowings from our national advertising and gift card funds of $1.5 million. We expect to repurchase $150 million worth of Buffalo Wild Wings shares in 2016. Additional cash used in financing activities was due to tax payments for restricted stock units of $9.3 million, partially offset by proceeds from the issuance of common stock of $2.2 million. Net cash provided by financing activities for 2015 primarily consisted of proceeds from our line of credit of $197.4 million and short-term borrowing from our national advertising and gift card funds of $31.6 million, partially offset by repayments of our line of credit of $150.5 million. Additional cash used in financing activities was due to tax payments for restricted stock units of $7.8 million, partially offset by proceeds from the issuance of common stock of $2.9 million and the excess tax benefit from stock issuance of $1.1 million. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2016.
Our liquidity is impacted by minimum cash payment commitments resulting from lease obligations for our restaurants and our corporate office. Initial lease terms are generally 10 to 15 years with renewal options and generally require us to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs. Some restaurant leases provide for contingent rental payments based on sales thresholds, which are excluded from the summary of contractual obligations and commitments below.

The following table presents a summary of our contractual obligations and commitments as of September 25, 2016:

		Payments Due By Period (in thousands)
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$700,258	83,438	155,495	127,926	333,399
Capital lease obligations	45,750	4,770	9,681	9,530	21,769
Deemed landlord financing obligations	9,834	819	2,055	2,107	4,853
Commitments for restaurants under development	49,308	2,452	7,578	7,648	31,630
Revolving credit facility	58,603	—	58,603	—	—
Other commitments	9,000	1,000	4,000	4,000	—
Total	$872,753	92,479	237,412	151,211	391,651
The maturity of the revolving credit facility in the table above reflects the contractual obligations of the company as of September 25, 2016. As described in note 13 to the consolidated financial statements, the revolving credit facility was terminated on October 6, 2016. The company also entered into an agreement for a new revolving credit facility on October 6, 2016 that expires on October 6, 2021.
We believe the cash flows from our operating activities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Depending on the size of the transaction, acquisitions or investments and share repurchases would generally be funded from cash balances or using our revolving credit facility. Our future cash outflows related to income tax uncertainties amounted to $1,605 as of September 25, 2016. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.
Off-Balance Sheet Arrangements
As of September 25, 2016, we had no off-balance sheet arrangements or transactions.
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

•	Unfavorable publicity could harm our business.

•	Fluctuations in chicken wing prices could impact our operating income.

•	If we are unable to identify and obtain suitable new restaurant sites and successfully open new restaurants, our revenue growth rate and profits may be reduced.

•	A security failure in our information technology systems could expose us to potential liability and loss of revenues.

•	Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

•	Wage and hour litigation could negatively impact our performance.

•	Changes in employment laws or regulations could harm our performance.

•	Investments in new or emerging brands may not be successful.

•	Our restaurants may not achieve market acceptance in the new domestic and international geographic regions we enter.

•	New restaurants added to our existing markets may take sales from existing restaurants.

•	Failure of our internal control over financial reporting could harm our business and financial results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to our investment securities, which are held to generate returns that seek to offset changes in liabilities related to the equity market risk of our deferred compensation arrangements.
Interest Rates
We are exposed to interest rate risk on the outstanding borrowings on our revolving credit facility. As of September 25, 2016, we had an outstanding balance of $58.6 million under the facility. As of September 25, 2016, we deem our interest rate risk to be immaterial.
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
Commodity Price Risk
Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product and supply risks. We negotiate directly with independent suppliers for our supply of food and other products. Domestically, we have a distribution contract with McLane Company, Inc. that covers food, paper, and non-food products. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. One of the primary food products used by company-owned and franchised Buffalo Wild Wings restaurants is chicken wings. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. Chicken wings accounted for approximately 24.9% of our cost of sales in the third quarters of 2016 and 2015, with a quarterly average price per pound of $1.72 and $1.79, respectively. If the monthly average wing price exceeds an upper threshold or falls below a lower threshold set in the contract, we split the impact with our suppliers, reducing our risk related to wing price fluctuations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 25, 2016, management conducted an evaluation, with the participation of our Chief Executive Officer and our principal financial officer, of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
Remediation of Material Weaknesses in Internal Control over Financial Reporting
The Company has improved its internal control processes related to the review and approval of manual journal entries and the recognition and measurement of new and modified lease transactions originated by the Company or acquired through business combinations. Management enhanced its internal control processes by: a) adding controls to ensure proper review of new and modified leases and the application of relevant accounting standards; b) strengthening the review and approval of manual journal entries; and c) adding resources to the conduct of risk assessment procedures and implementation of necessary revisions to internal control over financial reporting, responsive to changes in the business.

During the third quarter of fiscal 2016, we successfully completed the testing necessary to conclude that the material weaknesses noted above have been remediated.
Changes in Internal Control over Financial Reporting
Other than the actions taken under Remediation of Material Weaknesses in Internal Control over Financial Reporting discussed above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange

Act) during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In addition to the legal proceedings described in Note 11 to the consolidated financial statements included in Item 1 of our Quarterly Report on Form 10-Q, we are occasionally a defendant in litigation arising in the ordinary course of our business, including claims arising from personal injuries, contract claims, wage and hour claims, franchise-related claims, dram shop claims, employment-related claims and claims from guests or employees alleging injury, illness or other food quality, health or operational concerns. To date, none of these types of litigation, most of which are typically covered by insurance, has had a material effect on us. We have insured and continue to insure against many of these types of claims. A judgment on any claim not covered by or in excess of our insurance coverage could adversely affect our financial condition or results of operations.
ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES
This table below provides information with respect to our purchases of shares of Buffalo Wild Wings common stock during the three months ended September 25, 2016:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
June 27, 2016, through July 24, 2016	—	—	—	—
July 25, 2016, through August 21, 2016	—	$—	—	$—
August 22, 2016, through September 25, 2016	37,572	159.92	36,600	369,147,888
Total	37,572	$159.92	36,600	$369,147,888

(a)	Includes shares that were surrendered to the Company to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees.

(b)
Shares were repurchased pursuant to repurchase programs authorized by our board of directors. The first program was announced on November 23, 2015 (the “Prior Authorization”) and initially authorized up to $200 million of aggregate repurchases and had no expiration date. On August 16, 2016, we announced the approval of a new program authorizing the repurchase of up to $375 million. The current program replaced the Prior Authorization effective as of August 11, 2016 and is scheduled to expire in May 2020. Shares repurchased under the programs may be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases will depend upon market conditions and other corporate considerations.

ITEM 6. EXHIBITS
See the Exhibit Index following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	October 28, 2016	BUFFALO WILD WINGS, INC.

		By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer (principal executive officer and on behalf of registrant)

		By:	/s/ Jeffrey B. Sorum
Jeffrey B. Sorum, Senior Vice President, Chief Accounting Officer (interim principal financial officer)

EXHIBIT INDEX
BUFFALO WILD WINGS, INC.
FORM 10-Q FOR QUARTER ENDED SEPTEMBER 25, 2016

Exhibit Number	Description
3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2008, file no. 000-24743).

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed May 27, 2009, file no. 000-24743).

10.1
Transition and Separation Agreement with Kathleen M. Benning, dated September 30, 2016 (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed September 30, 2016, file no. 000-24743).

10.2
Credit Agreement, dated as of October 6, 2016, with the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed October 7, 2016, file no. 000-24743).

10.3	Employment Agreement dated October 24, 2016 with Alexander H. Ware (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed October 24, 2016, file no. 000-24743).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

101
The following financial statements from the Company’s 10-Q for the fiscal quarter ended September 25, 2016, formatted in XBRL: (i) consolidated balance sheet, (ii) consolidated statement of earnings, (iii) consolidated statement of comprehensive income, (iv) consolidated statement of cash flows, and (v) notes to consolidated financial statements.