Form 10-K
period 2016-12-25
BUFFALO WILD WINGS INC
filed 2017-02-17
CIK 1062449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-K

☒     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 25, 2016.
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
(Address of Principal Executive Offices, including zip code)
 Registrant’s telephone number, including area code (952) 593-9943

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ Global Select Market
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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    YES  ☐  NO  ☒
 The aggregate market value of the voting stock held by non-affiliates was $2.6 billion based on the closing sale price of the Company’s Common Stock as reported by the NASDAQ Stock Market on June 26, 2016.
The number of shares outstanding of the registrant’s common stock as of February 9, 2017: 17,389,630 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

i

PART I

ITEM 1. BUSINESS

General

References in this annual report on Form 10-K to “Buffalo Wild Wings”, “BWW”, “company”, “we”, “us”, and “our” refer to the business of Buffalo Wild Wings, Inc. and its wholly owned and majority owned subsidiaries. We operate Buffalo Wild Wings®, R Taco®, and PizzaRev® restaurants, as well as sell Buffalo Wild Wings and R Taco restaurant franchises. In exchange for the initial and continuing franchise fees received, we give franchisees the right to use the brand names. We operate as a single segment for reporting purposes.

We maintain an Internet website address at www.buffalowildwings.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as they are reasonably available after these materials are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). These materials are also accessible on the SEC’s website at www.sec.gov. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information from the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Buffalo Wild Wings is an established and growing owner, operator, and franchisor of restaurants featuring a variety of boldly-flavored, crave-able menu items, including our Buffalo, New York-style chicken wings. Buffalo Wild Wings restaurants create a welcoming neighborhood atmosphere that includes an extensive multi-media system, a full bar and an open layout, which appeals to sports fans and families alike. We differentiate our restaurants by the social environment we create and the connection we make with our Team Members, guests and the local community. Our guests have the option of watching sporting events or other popular programs on our projection screens and approximately 60 additional televisions, competing in Buzztime® Trivia or playing video games. The open layout of our restaurants offers dining and bar areas that provide distinct seating choices for sports fans and families. Our restaurants offer flexibility and allow our guests to customize their Buffalo Wild Wings experience to meet their time demands, service preferences or the experience they are seeking for a workday lunch, a dine-in dinner, a take-out meal, an afternoon or evening enjoying a sporting event or a late-night craving. Buffalo Wild Wings restaurants are the place people want to be, where any excuse to get together is a good one.

Buffalo Wild Wings restaurants have widespread appeal and have won dozens of “Best Wings” and “Best Sports Bar” awards across the country. Our made-to-order menu items are enhanced by the bold flavor profile of our 16 signature sauces and 5 signature seasonings, ranging from Sweet BBQ™ to Blazin’®. Our restaurants offer 20 to 40 domestic and imported beers on tap, including craft brews, and a wide selection of bottled beers, wines, and liquor. Our award-winning food and memorable experience drive guest visits and loyalty.

We have established the Buffalo Wild Wings brand through coordinated marketing and operational execution that ensures brand recognition and quality and consistency throughout our concept. These efforts include marketing programs and irreverent advertising to support both our company-owned and franchised restaurants. We also prominently feature our trademark Buffalo insignias, yellow and black colors, sports memorabilia, multiple televisions and projection screens, and exterior trade dress at our restaurants and on our company materials. Our concept is further strengthened by our emphasis on operational excellence supported by operating guidelines and employee training in both company-owned and franchised restaurants.

The Buffalo Wild Wings brand was founded in 1982 at a location near The Ohio State University. Our original name was Buffalo Wild Wings & Weck® and we became more popularly known as bw-3®. In 1991, we began our franchising program. In 2003, we completed an initial public offering and became a publicly-held company. Today, we operate throughout the United States and Canada and are widely recognized as Buffalo Wild Wings or B-Dubs®. Our franchisees also operate internationally.

We have a majority interest in Rusty Taco, Inc., the operator and franchisor of R Taco®, with both company-owned and franchised locations. R Taco is a distinctive fast-casual taco concept, inspired by fun and adventure. Our menu features a variety of tasty tacos at an affordable price, in a lively and welcoming environment. Each taco is hand-made fresh and fast in our open kitchen, using ingredients made from scratch. The result is authentic Mexican street-style tacos that are both traditional and inventive, each with a unique flavor and personality. Warm chips, house-made salsas, craft beers and no-frills margaritas round out the experience.

We have a minority interest in Pie Squared Holdings, operator and franchisor of PizzaRev®, a California-based fast-casual pizza restaurant. In addition to our minority investment, we also own and operate two PizzaRev restaurants in Minnesota. PizzaRev is a fast-casual pizza concept that empowers guests to craft their own custom personal pizza, using fresh ingredients and homemade pizza dough. Guests have the option of selecting their choice of crust, sauce and over 30 cheeses and fresh ingredients.

Our Concept and Business Strategy

We aspire to be a growth enterprise of restaurant brands creating the ultimate guest experience worldwide. To escalate our strategy, we will:

•Continue to strengthen the Buffalo Wild Wings® brand domestically and internationally;
•Continuously develop and deliver unique guest experiences;
•Offer crave-able menu items with broad appeal;
•Create an inviting neighborhood atmosphere;
•Focus on operational excellence;
•Develop the R Taco® brand through unit growth and operational excellence;
•Open restaurants in new and existing domestic and international markets; and
•Increase same-store sales, average unit volumes, and profitability.

Buffalo Wild Wings Growth Strategy

We have established and continue to expand the necessary infrastructure and control systems to support our disciplined growth strategy with our core concept, to be able to support approximately 1,700 restaurants in the United States and Canada.

In selected markets, we plan to continue to open new restaurants until a market is penetrated to a point that enables us to gain operational, cost, and other efficiencies. We intend to grow our franchise system through the development of new restaurants by existing and new franchisees.

Along with planned unit growth, we are focused on innovating our Guest Experience for existing and new restaurants. This includes new technologies to make it easy for our guests to locate us, wait for a table, order from our menu and make their payments. We are also enhancing our Guest Experience by developing digital entertainment experiences inside and outside our restaurants to increase value and strengthen brand loyalty. In 2016, we began our roll-out of delivery to guests through third-party delivery providers. We also introduced our Blazin’ Rewards Loyalty Program where guests earn points through purchases and other activities. These points can be redeemed on food and non-alcoholic beverage items during future visits. We are also enhancing our take-out service and developing new restaurant formats.

We will continue our international growth through development agreements with new and existing franchisees. As of December 25, 2016, we had restaurants open in Mexico, the Philippines, Saudi Arabia, the United Arab Emirates and Panama. We had seven signed franchise development agreements for restaurants in the Middle East, Mexico, Philippines, Panama, India and Vietnam. We intend to open 400 restaurants internationally in the next 10 to 12 years. A typical international franchise development agreement provides for payment of development fees and franchise fees in addition to subsequent royalty fees based on the gross sales of each restaurant. We expect development agreements for international locations to remain limited to organizations having significant experience as restaurant operators and proven financial ability to support and develop multi-unit and multi-brand operations.

The Buffalo Wild Wings® Menu

Our Buffalo Wild Wings restaurants feature a variety of menu items including our Buffalo, New York-style chicken wings spun in one of our 16 signature sauces from sweet to screamin’ hot: Sweet BBQ, Teriyaki, Bourbon Honey Mustard, Mild, Parmesan Garlic, Medium, Honey BBQ, Spicy Garlic, Asian Zing®, Caribbean Jerk, Thai Curry™, Hot BBQ, Hot, Mango Habanero™, Wild® and Blazin’®; or 5 signature seasonings: Buffalo, Desert Heat®, Chipotle BBQ, Lemon Pepper and Salt & Vinegar. We have a take-out and party menu available to accomodate those who wish to take the Buffalo Wild Wings experience home or to an event. Our sauces and seasonings complement and distinguish our wings and other menu offerings to create a bold flavor profile for our guests. In addition to traditional and boneless chicken wings, our menu features a wide variety of food items including sharables, hamburgers, sandwiches, wraps, Buffalito® soft tacos, and salads. We also provide a 12 & Under Menu for kids.

Our restaurants feature a full bar which offers an extensive selection of 20 to 40 domestic, imported, and craft beers on tap as well as bottled beers, wine and liquor. In order to continually improve our menu, our research and development department continuously tests and introduces new menu items during our limited time "engagement zones". Our goal is to balance the established menu offerings that appeal to our loyal guests with new menu items that increase guest frequency and attract new guests. In addition, our food experience team created a “Sauce Lab” concept that features one to two brand new sauces that are introduced during our engagement zone promotions for a limited time only.

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

We strategically place approximately 60 high-definition flat-screen monitors and 2 to 4 projection screens throughout the restaurant to allow for optimal viewing from every seat in the restaurant. A jumbotron is the central focal point of the layout with 2 or 3 screens driven by the latest in laser technology centered over the U-shaped bar which, in and of itself, is designed to create a social atmosphere. These televisions, combined with our sound system, Buzztime® Trivia, B-Dubs® TV and assorted video games, provide a source of entertainment for our guests and reinforce the energetic nature of our concept. We tailor the content and volume of our video and audio programming to reflect our guests’ tastes. We believe the design of our restaurants enhances our guests’ experiences, drives repeat visits and solidifies the broad appeal of our concept.

All of our menu items are made-to-order and are available for take-out in all locations or delivery in limited locations, which approximated 17% of restaurant sales for company-owned restaurants in 2016. Many of our restaurants have separate parking spots for our take-out guests.

Current Restaurant Locations

As of December 25, 2016, we owned and operated 631 company-owned restaurants, including 621 Buffalo Wild Wings®, 8 R Taco®, and 2 PizzaRev® restaurants in the United States and Canada. We also had an additional 609 franchised restaurants, including 602 Buffalo Wild Wings restaurants and 7 R Taco restaurants. In 2017, we expect to open approximately 15 company-owned Buffalo Wild Wings restaurants, and we expect our franchisees will open approximately 15 Buffalo Wild Wings restaurants in the United States and approximately 20 Buffalo Wild Wings restaurants internationally. We also expect to open approximately 2 company-owned R Taco restaurants and we expect our franchisees will open 12 to 15 R Taco restaurants.

Our company-owned Buffalo Wild Wings restaurants range in size from 3,900 to 11,200 square feet, with a typical size of approximately 6,100 square feet for restaurants that were opened or acquired in the last three years. We anticipate that our 2017 restaurants will range in size from 4,000 square feet to 6,500 square feet with an average cash investment per restaurant of approximately $2.4 million, excluding preopening expenses of approximately $251,000. From time to time, we expect that our restaurants may be smaller or larger or cost more or less than our targeted range, depending on the particular circumstances of the selected site, market, or country. Also, from time to time, we expect to purchase the building for certain restaurants, in which case the cash investment would be significantly higher.

Our Buffalo Wild Wings restaurants are typically open on a daily basis from 11 a.m. to 2 a.m., although closing times vary depending on the day of the week and applicable regulations governing the sale of alcoholic beverages. Our franchise agreements require franchisees to operate their restaurants for a minimum of 12 hours a day.

Site Selection and Development

Our Buffalo Wild Wings® site selection process is integral to the successful execution of our growth strategy. We have processes for identifying, analyzing and assigning undeveloped markets for both company-owned and franchise development. Once a market is assigned, we use a trade area and site selection evaluation process to assist in identifying suitable trade areas within that market and suitable sites within identified trade areas. Criteria examined to determine appropriate trade areas include the presence of a casual dining corridor, projected growth within the trade area, the locations of key big box retailers, key demographics and population density, drive time and trade area analysis and other quantitative and qualitative measures. Once a suitable trade area is identified, we examine site-specific details including visibility, signage, access, ability to get trade dress, and parking. We employ an opportunistic approach to real estate by developing end caps, freestanding units, and conversions in urban, suburban, exurban and standalone smaller markets with strong trade areas.

Marketing and Advertising

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

Marketing Campaigns. Each marketing campaign has a theme that reflects guest lifestyles and behaviors. These lifestyles and behaviors are the cornerstone for creating key brand touch-points within each campaign that include media, promotions, partnerships, and food and beverage experiences that will encourage social interactions and bring each theme to life. For example, we promote Buffalo Wild Wings as having a mystical or magical ability to affect the outcome of sporting events. Through our loyalty program, we now have the ability to offer rewards to guests in restaurant when a game goes into overtime. In addition, our local restaurant marketing efforts are designed to enhance community connections. Examples of this are our Home Team Advantage and Eat Wings, Raise Funds programs that connect our restaurants to local sports teams and community groups. Our marketing also supports our system-wide partnership with the Boys and Girls Clubs of America through our Team up for Kids® program, through which we donate more than $2 million annually for their sports programs.

Advertising. Our media strategy builds continuity throughout the year while still supporting our peak periods. Our primary media vehicles include national television in relevant programming to drive awareness and consideration, national and local radio to drive consideration and trial and digital and search to drive all three.

Franchise Involvement. System-wide campaigns and promotions are developed and implemented with input from the Marketing Subcommittee, a subset of the Buffalo Wild Wings Franchise Advisory Council (FAC). The FAC is a volunteer group consisting of twelve franchisees, six of which are elected by their peers and six of which are jointly appointed by existing FAC members and us. The FAC’s Marketing Subcommittee comprises two franchisee members of the FAC and two to four additional franchisee members that are asked to serve on the committee at our request. The Marketing Subcommittee meets regularly to review marketing strategies, provide input on advertising messages and vendor co-op programs, and discuss marketing objectives.

Operations

Our leadership team strives for operational excellence by recruiting, developing and supporting our management teams and Team Members while implementing operational standards and best practices within our Buffalo Wild Wings restaurants.

Operations Management. Our restaurant management structure consists of a General Manager, an Operations General Manager, a Heart of House Manager, a Front of House Manager, and Assistant Managers and Shift Leads, depending on the sales volume of the restaurant. We utilize Regional Managers to oversee our General Managers in our company-owned locations, ensuring that they receive the training and support necessary to effectively operate their restaurants. Currently, we have approximately 100 Regional Managers who oversee 4 to 8 restaurants each. As we expand geographically, we expect to add additional Regional Managers. We have a Vice President of Company and Franchise Operations and three Divisional Vice Presidents who have responsibility for all company-owned operations and 14 Directors of Operations who provide leadership to the Regional Managers. We also have a Vice President of Franchise Operations who reports to our Vice President of Company and Franchise Operations. This individual has responsibility for all franchised restaurant operations and three Franchise Directors of Operations who provide leadership to 15 Franchise Consultants who oversee 24 to 45 restaurants each.

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

Kitchen Operations. An important aspect of our concept is the efficient design, layout and execution of our kitchen operations. Due to the relatively simple preparation of our menu items, the kitchen consists of fryers, grill, oven and food production stations that are arranged assembly-line style for maximum productivity. Given our menu and kitchen design, we do not require the added expense of an on-site chef. The ease and simplicity of our kitchen operations allows us to achieve our goal of preparing quality food with minimal wait times.

Training. We provide thorough training for our management and hourly Team Members to prepare them for their role in delivering a positive and engaging Buffalo Wild Wings® experience for our guests.

Our managers are trained using a hands-on education process during a six-week period at one of our Certified Training Restaurants. During this training period, our manager trainees participate in and learn about key aspects of the business – from our culture to our core focus areas: Team, Guest, Quality Operations and Sales and Profits. This includes experience in both hourly and management functions.

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

Later in their careers, our General Managers and high-potential Operations General Managers attend a management skills class where they take a deeper look into bringing all of the core elements for success together to create the ultimate experience for our guests.

Our hourly Team Members complete a comprehensive position certification process, which includes a minimum of 30 hours of hands-on training. Team Members must also successfully pass position validations, which include menu certifications, responsible alcohol service training, chemical safety training, and training for the safe handling of food as appropriate for their position.

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

Further, hourly Team Members with management potential can participate in the Shift Lead program, which is a developmental program that provides hourly Team Members the opportunity to build and demonstrate leadership capabilities while providing the restaurants with leaders who are trained to support management. The Shift Lead program helps us to identify talent and build bench strength throughout the organization – through the selection and training of those who have demonstrated the initiative, desire, behaviors and competencies necessary for success in restaurant management or other positions of leadership.

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

Food Preparation and Quality Control

We strive to maintain high quality standards. Our systems are designed to protect food and beverage products throughout the supply chain. We provide detailed specifications to suppliers for our food ingredients, products and supplies.

Our operational teams have multiple processes in the restaurants to ensure that food safety and quality standards are met throughout the storing, preparation, cooking and service process. We have dedicated resources focused on maintaining food safety and quality specifications. In addition, we contract third party auditors to monitor food safety and sanitation standards. Our restaurant managers are certified in a comprehensive food safety and sanitation course, ServSafe®, which was developed by the National Restaurant Association Educational Foundation.

Sourcing and Supply

We take a centralized approach to purchasing and supply chain management. Our supply chain team serves all Buffalo Wild Wings® company-owned and franchised locations in the U.S. and Canada. Additionally, the supply chain team works with international franchisees to ensure proprietary goods and services are available in all international locations.

The supply chain team is responsible for all major food, paper, equipment, and supply purchases as well as company-owned restaurant utility contracts, marketing/print materials, and a percentage of restaurant services. We also have dedicated distribution and logistics Team Members dedicated to optimizing freight costs.

We have national distribution programs in the U.S. and Canada that include food, beverage, and packaging goods. These national programs are with two custom distribution companies (one in the U.S. and one in Canada). We utilize a third distribution company in Hawaii. The companies provide only products approved for our system through a limited number of warehouses. The customized nature of our distribution network allows our supply chain team to more effectively control the volumes and costs associated with items required by our restaurants.

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

Traditional chicken wings are an important component of cost of sales at our Buffalo Wild Wings restaurants. We work to counteract the effect of the volatility of chicken wing prices, which can affect our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also identify and implement purchasing strategies in order to mitigate the impact of cost increases and market fluctuations. The price we pay on chicken wings changes monthly and is determined based on the average of the previous month’s wing market plus a mark-up for processing and distribution. If the monthly average exceeds an upper threshold or falls below a lower threshold set in the contract, we split the impact with our suppliers, reducing our risk related to wing price fluctuations. We continually evaluate alternative pricing models in order to mitigate price volatility.

Restaurant Franchise Operations

Our Buffalo Wild Wings® and B-Dubs®concepts have a strong group of franchisees, many of whom have substantial prior restaurant operations experience. An area development agreement establishes the number of restaurants that must be developed in a defined geographic area and the deadlines by which these restaurants must open. For area development agreements covering three to seven restaurants, restaurants are often required to open in approximately 12-month intervals. For larger development agreements, the interval is typically shorter. The area development agreement can be terminated by us if, among other reasons, the area developer fails to open restaurants on schedule. Our franchisees execute a separate franchise agreement for each restaurant opened, providing for a 10 to 20-year initial term, with an opportunity to enter into a renewal franchise agreement subject to certain conditions. The initial franchise fee for a single restaurant is generally $40,000.

U.S. franchisees typically pay us a royalty fee of 5.0% of their restaurant sales. We also assess franchisees an advertising fee in the amount of 3.5% of their restaurant sales. Since June 1, 2015, U.S. franchisees have been required to contribute 2.75% to 3.15% to our National Advertising Fund (NAF) and the remaining 0.35% to 0.75% was required to be spent directly by the franchisee or through marketing co-ops in the applicable local market. Our current form of franchise agreement permits us to increase the royalty fee and to increase the required contribution to the NAF by 0.5% per year so long as the NAF contribution does not exceed 4.0% of restaurant sales during the initial term of the franchise agreement. The royalty fee is not expected to increase in 2017.

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

Information Technology

We utilize a standard point-of-sale system in all of our Buffalo Wild Wings® and R Taco® restaurants. Company-owned restaurants are integrated to our central offices through a secure, high-speed connection. Visibility to sales, cost of sales, labor and other operating metrics is provided to company-owned restaurant management through web-based decision support and analysis tools. Franchisees are required to report sales on a daily basis through an on-line reporting network and submit their restaurant-level financial statements on a quarterly and annual basis. Our international franchised restaurants also utilize this point-of-sale system, allowing their sales information to be automatically obtained by our central office systems on a daily basis. Our online ordering system allows guests to place orders online or through our mobile app. Orders taken online are sent directly to the point-of-sale system and routed to the kitchen management system based on item cook times and time of customer order pickup. The online ordering system is available for all company-owned and franchised locations.

Competition

The restaurant industry is intensely competitive. We compete on the basis of the taste, quality and price of food offered, guest service, ambience, location, and overall guest experience. We believe the atmosphere of our restaurants, our sports viewing experience, our focus on our guest and the quality and distinctive flavor of our food enable us to differentiate ourselves from our competitors. We believe we compete primarily with local and regional sports bars and national casual dining and fast-casual establishments, and to a lesser extent with quick service restaurants, such as wing-based take-out concepts. Many of our direct and indirect competitors are well-established national, regional or local chains and some have greater financial and marketing resources than we do. We also compete with other restaurant and retail establishments for site locations and restaurant Team Members.

Proprietary Rights

We own the rights to the Buffalo Wild Wings®, B-Dubs® and R Taco® service marks and to certain other service marks and trademarks used in our system in the U.S., Canada, and other countries where we have restaurants or anticipate opening restaurants in the future. We also own certain rights to the PizzaRev® trademark. We protect our sauce recipes as trade secrets by, among other things, requiring a confidentiality agreement with our sauce supplier and executive officers. It is possible that competitors could develop recipes and procedures that duplicate or closely resemble our recipes and procedures. We believe that our trademarks, service marks and other proprietary rights have significant value and are important to our brand-building efforts and the marketing of our restaurant concept. We vigorously protect our proprietary rights. We cannot predict, however, whether steps taken by us to protect our proprietary rights will be adequate to prevent misappropriation of these rights or the use by others of restaurant features based upon, or otherwise similar to, our concept. It may be difficult for us to prevent others from copying elements of our concept and any litigation to enforce our rights will likely be costly and may not be successful. Although we believe that we have sufficient rights to all of our trademarks and service marks, we may face claims of infringement that could interfere with our ability to market our restaurants and promote our brand. Any such litigation may be costly and divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our trademarks or service marks in the future and may be liable for damages.

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

We and our franchisees are also subject to laws governing our relationship with employees. Our failure or the failure of our franchisees to comply with international, federal, state and local employment laws and regulations may subject us to losses and harm our brands. The laws and regulations govern such matters as wage and hour requirements; workers’ compensation insurance; unemployment and other taxes; working and safety conditions; and citizenship and immigration status. Significant additional government-imposed regulations under the Fair Labor Standards Act and similar laws related to increases in minimum wages, overtime pay, paid leaves of absence, scheduling, and mandated health benefits, may also impact the performance of company-owned and franchised operations. In addition, employee claims based on, among other things, discrimination, harassment, wrongful termination, wage and hour requirements and payments to employees who receive gratuities, may divert financial and management resources and adversely affect operations. The losses that may be incurred as a result of any violation of such governmental regulations by the company or our franchisees are difficult to quantify.

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

Team Members

As of December 25, 2016, we employed approximately 44,000 Team Members. We had approximately 3,400 full-time and 40,000 part-time Team Members working in our company-owned restaurants and 600 Team Members based out of our home office or in field management positions. Our Team Members are not covered by any collective bargaining agreement, and we have never experienced an organized work stoppage or strike. We believe that our working conditions and compensation packages are competitive and consider our relations with our Team Members to be good.

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

Multi-unit restaurant businesses such as ours can be adversely affected by publicity resulting from, among other things, complaints or litigation or general publicity regarding poor food quality, food-borne illness, personal injury, food tampering, team member relations, adverse health effects of consumption of various food products or high-calorie foods (including obesity), perceptions of corporate and social responsibility, or other concerns. Negative publicity from traditional or digital media, or from on-line social network postings may also result from actual or alleged incidents or events in our restaurants. Regardless of whether the allegations or complaints are valid, unfavorable publicity relating to a number of our restaurants, or only to a single restaurant, could adversely affect public perception of the entire brand. Adverse publicity and its effect on overall consumer perceptions of food safety, or our failure to respond effectively to adverse publicity, could have a material adverse effect on our business.

Changes in consumer preferences or discretionary consumer spending could harm our performance.

The success of Buffalo Wild Wings depends, in part, upon the continued popularity of our Buffalo, New York-style chicken wings, our boneless wings, other food and beverage items, the appeal of sports bars and casual dining restaurants and shifts in these consumer preferences could negatively affect our future profitability. Negative publicity over the health aspects of certain food items may adversely affect consumer demand for our menu items and could result in a decrease in guest traffic to our restaurants, which could materially harm our business. Additionally, our success depends, in part, on a consumer preference for eating away from home and, relatedly, to an extent on numerous factors affecting discretionary consumer spending, including economic conditions, disposable consumer income and consumer confidence. A decline in consumer spending or in economic conditions could reduce guest traffic or impose practical limits on pricing, either of which could harm our business, financial condition, operating results or cash flow. In addition, by May 2017, we will be required to disclose calorie counts for all food and certain beverage items on our menus, due to federal regulations, and this may have an effect on consumers’ eating habits. Shifts in consumer preferences could also be based on health concerns related to the cholesterol, carbohydrate, fat, calorie, sugar or salt content of certain food items, including items featured on our menu.

Fluctuations in chicken wing prices could impact our operating income.

Chicken wings are a primary food product used by our Buffalo Wild Wings restaurants. We work to counteract the effect of the volatility of chicken wing prices, which can significantly change our cost of sales and cash flow, with the regular introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. During 2013, we began selling our wings by portion, providing our guests a more consistent amount of chicken in their orders, and decreasing the impact of yield fluctuations on our cost of sales.

We also regularly explore purchasing strategies to reduce the severity of cost increases and fluctuations. The price we pay for chicken wings is determined based on the average of the previous month’s wing market plus mark-up for processing and distribution. If the monthly average exceeds the upper threshold or falls below the lower threshold set in the contract, we and our suppliers share in the overall financial impact, mitigating some of our risk related to wing price fluctuations. If a satisfactory long-term pricing agreement for chicken wings were to arise, we would consider locking in prices to reduce our price volatility. Chicken wing prices in 2016 were an average of 4.4% higher than 2015 as the average price per pound increased to $1.91 in 2016 from $1.83 in 2015. If there is a significant rise in the price of chicken wings, and we are unable to successfully adjust menu prices or menu mix or otherwise make operational adjustments to account for the higher wing prices, our operating results could be adversely affected. For example, chicken wings accounted for approximately 27%, 25%, and 23% of our cost of sales in 2016, 2015, and 2014, respectively, with an annual average price per pound of $1.91, $1.83, and $1.55, respectively. A 10% increase in the chicken wing costs for 2016 would have increased our cost of sales by approximately $14.6 million. Additional information related to chicken wing prices is included in Item 7 under “Results of Operations.”

Litigation, including the defense and resolution of class and collective actions, could materially impact our business.

We are subject to various lawsuits, administrative proceedings and claims that arise in the course of business. We could be party to class and collective actions, along with other complex legal disputes, that could materially impact our business by requiring, among other things, unanticipated management attention, significant attorney fee and settlement spend or operational adjustments implemented in response to a settlement, court order or in an effort to mitigate future exposure.

Increased wage and hour litigation, including claims relating to the Fair Labor Standards Act, analogous state laws, or other state wage and hour laws could result in significant attorney fee and settlement costs. Resolution of non-litigated alleged wage and hour violations could also negatively impact our performance. The potential settlement of, or awards of damages for, such claims also could materially impact our financial performance as could operational adjustments implemented in response to a settlement, court order or in an effort to mitigate future exposure. Additionally, an increased volume of alleged statutory violations or matters referred to an agency for potential resolution could result in significant attorney fee and settlement costs that could, in the aggregate, materially impact our financial performance.

We may have litigation in a variety of matters, some matters may be unpredictable or unanticipated, and the frequency and severity of litigation could increase. Our legal and regulatory environment includes matters such as food safety and foodborne illness, premises liability, advertising and promotions, employment, franchise relations, shareholders, intellectual property, data privacy, and a variety of other matters. Because lawsuits are inherently unpredictable, assessing contingencies is highly subjective and requires judgements about future events. A judgement that is not covered by insurance or that is significantly in excess of our insurance coverage could materially adversely affect our financial condition or results of operations.

We may be unable to compete effectively in the restaurant industry.

The restaurant industry is intensely competitive and heavily saturated. We believe we compete primarily with regional and local sports bars, casual dining and fast casual establishments, and to a lesser extent, quick service wing-based take-out concepts and quick service restaurants. In addition, independent owners of local or regional establishments may enter the wing-based or sports bar restaurant business without significant barriers to entry and such establishments may provide price competition for our restaurants. Competition in the casual dining, quick casual and quick service segments of the restaurant industry is expected to remain intense with respect to price, service, location, concept and the type and quality of food. We also face intense competition for real estate sites, qualified management personnel, and hourly restaurant staff.

If we are unable to identify and obtain suitable new restaurant sites and successfully open new restaurants, our revenue growth rate and profits may be reduced.

We require that all proposed restaurant sites, whether for company-owned or franchised restaurants, meet our site selection criteria. We may make errors in selecting these criteria or applying these criteria to a particular site, or there may be an insignificant number of new restaurant sites meeting these criteria that would enable us to achieve our planned expansion in future periods. We face significant competition from other restaurant companies and retailers for sites that meet our criteria and the supply of sites may be limited in some markets. As a result of these factors, our costs to obtain and lease sites may increase, or we may not be able to obtain certain sites due to unacceptable costs, which may reduce our growth.

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

New restaurants added to our existing markets may take sales from existing restaurants, and existing restaurant performance in the future may vary from the past.

We and our franchisees intend to open new restaurants in our existing markets, which may reduce sales performance and guest visits for existing restaurants in those markets. In addition, new restaurants added in existing markets may not achieve sales and operating performance at the same level as established restaurants in the market. We review established restaurants regularly for financial performance and other related factors including demographics, economic conditions, consumer preferences, and brand consistency, and we may remodel, relocate, franchise or close restaurants. Same store sales, average unit volumes, guest traffic levels and margins of existing restaurants may increase or decrease relative to past performance.

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

The restaurant industry is subject to various federal, state, and local government regulations, including those relating to the sale of food and alcoholic beverages. We are subject to gaming regulations with respect to our gaming operations within our company-owned restaurants in Las Vegas. Our business may increasingly involve takeout or delivery of food or alcoholic beverages or in-restaurant gaming or technology-supported experiences and those activities may be subject to regulation. The failure to obtain and maintain these licenses, permits and approvals, including food, liquor and gaming licenses, could adversely affect our operating results. Difficulties or failure to obtain the required licenses and approvals could delay or result in our decision to cancel the opening of new restaurants. Local authorities may revoke, suspend, or deny renewal of our food and liquor licenses if they determine that our conduct violates applicable regulations.

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

The sale of alcoholic beverages at our restaurants is a significant contributor to sales and margins and subjects us to additional regulations and potential liability.

The layout of our restaurants includes a full bar with an extensive selection of domestic, imported and craft beers on tap, as well as bottled beer, wine and liquor. Alcoholic beverages represent approximately 20% of sales. Consumer preferences for alcoholic beverages may change and affect the composition of our sales and margin mix. Promotional programs and support by beverage manufacturers and distributors may change from time to time and affect our sales, advertising and promotion cost, or product mix.

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

We utilize menu price increases to help offset cost increases, including increased cost for commodities, wages, employee benefits, insurance arrangements, construction, utilities, and other key operating costs.  If our selection and amount of menu price increases are not accepted by consumers and reduce guest traffic, or are insufficient to counter increased costs, our financial results could be harmed.

We may not be able to attract and retain qualified Team Members and key executives to operate and manage our business.

Our success and the success of our individual restaurants and business depends on our ability to attract, motivate, develop and retain a sufficient number of qualified key leaders and restaurant employees, including restaurant managers, and hourly Team Members. The inability to recruit, develop and retain these individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants, thus increasing the cost to efficiently operate our restaurants. This could inhibit our expansion plans and business performance and, to the extent that a labor shortage may force us to pay higher wages, harm our profitability. Volatility or a lack of positive performance in our stock price may adversely affect our ability to retain key employees, many of whom have been granted equity compensation. The loss of any of our key leaders could jeopardize our ability to meet our financial targets.

Changes in employment laws or regulation could harm our performance.

Various federal, state, regional and local labor laws govern our relationship with our employees and affect operating costs. These laws include minimum wage requirements, overtime pay, paid time off, work scheduling, healthcare reform and the implementation of the Patient Protection and Affordable Care Act, unemployment tax rates, workers’ compensation rates, citizenship requirements, union membership, and sales taxes. As the regulatory landscape continues to change and become more complex, it can be difficult to know all of the regulations, understand them clearly, and comply timely and consistently. A number of factors could adversely affect our operating results, including additional government-imposed increases in minimum wages, scheduling laws, overtime pay, paid leaves of absence and mandated health benefits, mandated training for employees, increased tax reporting and tax payment requirements for employees who receive tips, a reduction in the number of states that allow tips to be credited toward minimum wage requirements, or changing regulations from the National Labor Relations Board, other agencies or an administration occupying the White House.

The Americans with Disabilities Act is a federal law that prohibits discrimination on the basis of disability in public accommodations and employment. Although our restaurants are designed to be accessible to the disabled, we could be required to make modifications to our restaurants or to our guest-facing technologies in order to provide service to, or make reasonable accommodations for disabled persons.

We may be subject to increased labor costs.

Our restaurant operations are subject to federal and state laws governing such matters as minimum wages, working conditions, overtime, and tip credits. As federal, state, and local minimum wage rates increase, we may need to increase not only the wages of our minimum wage employees, but also the wages paid to employees already earning a wage rate above minimum wage. Labor shortages, increased employee turnover, and health care mandates also could increase our labor costs. This, in turn, could lead us to increase prices which could impact our sales. Competitive pressures beyond regulatory requirements may affect our cost to attract, reward and retain Team Members and managers. Conversely, if competitive pressures or other factors prevent us from offsetting increased labor costs by increases in prices, our profitability may decline.

We may be dependent on franchisees and their success.

Currently, approximately 49% of our restaurants are franchised. Franchising royalties and fees represented approximately 4.8%, 5.4%, and 6.1% of our revenues during fiscal 2016, 2015, and 2014, respectively. We evaluate our mix of company-owned and franchise locations continually, consistent with our overall corporate strategies. The proportion of company-owned to franchised restaurants may change and result in changes to our revenue streams, operating costs and risks, and margins. Our performance depends, in part, upon (i) our ability to attract and retain qualified franchisees, (ii) the franchisees’ ability to timely develop restaurants, and (iii) the franchisees’ ability to execute our concept and capitalize upon our brand recognition and marketing. If franchisees do not adequately operate or manage their restaurants, our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide sales could significantly decline. Additionally, the quality of franchised restaurant operations may be diminished if franchisees do not operate restaurants in a manner consistent with the law or our standards and requirements, or if they do not hire and train qualified managers and other restaurant personnel.

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

The acquisition or divestiture of existing restaurants or other acquisitions or divestitures may have unanticipated consequences that could harm our business and our financial condition.

We may selectively acquire existing restaurants from our franchisees or other restaurants or divest existing restaurants. To do so, we would need to identify suitable acquisition or divestiture candidates, negotiate acceptable terms and/or obtain/provide appropriate financing. Any acquisition that we pursue, whether or not successfully completed, may involve risks, including:

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

Future acquisitions of existing restaurants from our franchisees or other acquisitions, which may be accomplished through a cash transaction, debt issuance, the issuance of our equity securities or a combination, could result in potentially dilutive issuances of our equity securities, the incurrence of debt and contingent liabilities and impairment charges related to goodwill and other intangible assets, any of which could harm our business and financial condition. We also may not be able to complete divestitures and at or near the prices we expect to obtain.

Our strategic growth and innovation activities may not perform in accordance with our expectations.

Our ability to grow gross sales and increase profitability is dependent on designing and executing effective business strategies consistent with those described in Buffalo Wild Wings Growth Strategy. If we are delayed or unsuccessful in executing our strategies, or if our strategies do not yield the desired results, our business, financial condition, and results of operations may suffer.

The R Taco and PizzaRev brands may not be successful.

We have a majority investment in Rusty Taco Inc., operator and franchisor of R Taco, a fast-casual restaurant specializing in street-style tacos, and a minority investment in Pie Squared Holdings, operator and franchisor of PizzaRev, a fast-casual pizza restaurant. If either brand does not succeed, we risk losing all or a substantial portion of our investment in that brand. In addition, our overall long-term growth may be affected by the level of success achieved by either of these restaurant concepts.

Our international expansion may expose us to incremental risks.

Our expansion plans depend on opening restaurants in international markets where we or our franchisees have little or no operating experience or brand recognition. We may not be successful in operating our restaurants in new markets on a profitable basis. The success of these new restaurants will be affected by the different competitive conditions, consumer tastes, discretionary spending patterns of the new markets, and operating cost structures, as well as our ability to generate market awareness of our brands. Sales at restaurants opening in new markets may take longer to reach profitable levels, if at all. Also, operating in new international environments may subject us to regulations that could harm our business, financial condition, and results of operations.

Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

Possible shortages or interruptions in the supply of food items and other supplies to our restaurants caused by inclement weather, terrorist attacks, natural disasters such as floods, drought and hurricanes, global warming, avian influenza, pandemics, the inability of our vendors to obtain credit in a tightened credit market, or other distribution dependencies, food safety warnings or advisories or the prospect of such pronouncements, or other conditions beyond our control, could adversely affect the availability, quality and cost of items we buy and the operations of our restaurants. Our inability to effectively manage supply chain risk could increase our costs and limit the availability of products critical to our restaurant operations.

A regional or global health pandemic could severely affect our business.

A health pandemic is a disease outbreak that spreads rapidly and widely by infection and affects many individuals in an area or population at the same time. If a regional or global health pandemic were to occur, depending upon its duration and severity, our business could be severely affected. We have positioned our brand as a place where people can gather together. Customers might avoid public gathering places in the event of a health pandemic, and local, regional or national governments might limit or ban public gatherings to halt or delay the spread of disease. A regional or global health pandemic might also adversely impact our business by disrupting or delaying production and delivery of materials and products in our supply chain and by causing staffing shortages in our restaurants. The impact of a health pandemic on us might be disproportionately greater than on other companies that depend less on the gathering of people together for the sale or use of their products and services.

We are dependent on information technology and any material failure of that technology could impair our ability to efficiently operate our business.

We rely on information systems across our operations, including, for example, point-of-sale processing in our restaurants, management of our supply chain, collection of cash and credit and debit card payments, payment of obligations, and various other processes and procedures. Our ability to efficiently manage our business depends significantly on the reliability and capacity of these sometimes-complex systems, including reliance upon third-party service and technology providers. The failure of these systems to operate effectively, disputes with our technology vendors, problems with maintenance, upgrading or transitioning to replacement systems, or a breach in security of these systems could cause delays in customer service, reduce efficiency in our operations, require significant investment to remediate, require significant legal expense, or cause negative publicity that could damage our brand. Significant capital investments might be required to remediate any problems.

Our in-restaurant guest-facing technologies may not drive restaurant traffic as anticipated; furthermore, difficulties in developing the technology or integrating it with our other systems may delay a technology roll out or result in its cancellation.

A security failure in our information technology systems could expose us to potential liability and loss of revenues.

We accept credit and debit card payments in our restaurants. A number of retailers have experienced actual or potential security breaches in which credit and debit card information may have been stolen, including a number of highly publicized incidents with well-known retailers. The intentional, inadvertent or negligent release or disclosure of data by our company or our service providers could result in theft, loss, fraudulent or unlawful use of customer data, some or all of which could harm our reputation or require remediation, or result in other costs, fines or legal expenses.

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

We also collect and maintain personal information about our Team Members, and our guests as part of marketing programs. The collection and use of such information is regulated at federal and state levels, and the regulatory environment related to information security and privacy is increasingly demanding. At the same time, we are relying increasingly on cloud computing and other technologies that result in third parties holding significant amounts of customer or employee information on our behalf. If the security and information systems that we or our outsourced third party providers use to store or process such information are compromised or if we, otherwise fail to comply with these laws and regulations, we could face litigation, remediation costs, and the imposition of penalties that could adversely affect our financial performance and reputation as a brand or employer.

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

The market price of our stock can be influenced by shareholders’ expectations about the ability of our business to grow and to achieve certain profitability targets. If our financial performance in a particular quarter does not meet the expectations of our shareholders, it may adversely affect their views concerning our growth potential and future financial performance. In addition, if the securities analysts who regularly follow our stock lower their ratings of our stock, the market price of our stock is likely to drop significantly.

Our quarterly operating results may fluctuate due to the timing of special events and other factors.

Our quarterly operating results depend, in part, on special events, such as the Super Bowl® and other sporting events viewed by our guests in our Buffalo Wild Wings restaurants such as the NFL, MLB, NBA, NHL, and NCAA. Changes in the popularity of viewing these events may impact our results. Additionally, our results are subject to fluctuations based on the dates of sporting events and their availability for viewing through broadcast, satellite and cable networks. Historically, sales in most of our restaurants have been higher during fall and winter months based on the relative popularity and extent of national, regional and local sporting and other events. Further, our quarterly operating results may fluctuate significantly because of other factors, including:

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

An impairment in the carrying value of our goodwill or other intangible or long-lived assets could adversely affect our financial condition and consolidated results of operations.

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

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine whether the carrying amount of these assets are recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level.

We cannot accurately predict the amount and timing of any impairment of goodwill, intangible, or other long-lived assets. Should the value of these assets become impaired, there could be an adverse effect on our financial condition and consolidated results of operations.

We may be subject to increased insurance costs or our current insurance may not provide adequate levels of coverage.

The current premiums that we pay for our insurance (including workers’ compensation, general liability, property, health, employment practices and directors’ and officers’ liability) may increase at any time, thereby further increasing our costs. The dollar amount of claims that we actually experience under our workers' compensation, general liability insurance and employment practices liability insurance, for which we carry high per-claim deductibles, may also increase at any time, thereby further increasing our costs. Also, the decreased availability of property and liability insurance has the potential to negatively impact the cost of premiums and the magnitude of uninsured losses.

We currently maintain insurance customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not economically reasonable to insure, such as losses due to natural disasters. Such damages could have a material adverse effect on our business and results of operations.  In addition, legal settlements or awards of damages may exhaust our coverage for certain policy years or impact our ability to obtain appropriate levels of coverage for future years. We may have claims, including those associated with alleged wage and hour violations, for which we are not able to obtain insurance coverage, for which obtainable coverage may be inadequate or for which the cost of coverage would be cost prohibitive.

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

We adjust our capital structure from time to time and we may increase our level of debt which would make us more sensitive to the effects of economic downturns and could adversely affect our business.

In November 2015, August 2016 and January 2017, we announced that we intended to return $200 million, $300 million and $400 million, respectively, of capital to shareholders through share repurchases. We also incurred additional indebtedness, increasing our total leverage ratio. We will manage our indebtedness pursuant to a thorough capital allocation strategy.
An increase in our leverage could have important potential consequences, including, but not limited to:

•	increasing our vulnerability to, and reducing our flexibility to plan for and respond to, general adverse economic and industry conditions and changes in our business and the competitive environment;

•
requiring the dedication of a significant portion of our cash flow from operations to the payment of principal of, and interest on, indebtedness, thereby reducing the availability of such cash flow to fund working capital, capital expenditures, acquisitions, share repurchases or other corporate purposes;

•	restricting our ability to make strategic acquisitions or causing us to make non-strategic divestitures;

•	increasing our exposure to the risk of increased interest rates insofar as current and future borrowings are subject to variable rates of interest;

•	making it more difficult for us to repay, refinance or satisfy our obligations with respect to our debt;

•	limiting our ability to borrow additional funds in the future and increasing the cost of any such borrowing;

•
imposing restrictive covenants on our operations, which, if not complied with, could result in an event of default, which in turn, if not cured or waived, could result in the acceleration of the applicable debt.

There is no assurance that we will generate cash flow from operations or that future debt or equity financings will be available to us to enable us to pay our indebtedness or to fund other needs. As a result, we may need to refinance all or a portion of our indebtedness on or before maturity. There is no assurance that we will be able to refinance any of our indebtedness on favorable terms, or at all. Any inability to generate sufficient cash flow or refinance our indebtedness on favorable terms could have a material adverse effect on our financial condition.

Failure of our internal control over financial reporting could harm our business and financial results.

Our management is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that we would prevent or detect a misstatement of our financial statements or fraud. Any failure to maintain an effective system of internal control over financial reporting could limit our ability to report our financial results accurately and timely or to detect and prevent fraud. A significant financial reporting failure or material weakness in internal control over financial reporting could cause a loss of investor confidence and decline in the market price of our stock. In connection with the preparation of our consolidated financial statements as of and for the fiscal year ended December 27, 2015, we identified material weaknesses in our internal control over financial reporting. These material weaknesses were remediated during the fiscal year ended December 25, 2016. The identified material weaknesses and associated remediation efforts are further described in Part II, Item 9A of this report. Even after any identified material weaknesses have been remediated, investors may lose confidence in our reported financial information and the market price of our common shares may decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We are headquartered in Minneapolis, Minnesota. Our home office has approximately 82,000 square feet of office space. We occupy this facility under a lease that terminates on November 30, 2020, with no options to renew. As of December 25, 2016, we owned and operated 631 company-owned restaurants. We either lease the land and building for our sites or utilize ground leases. The majority of our existing leases are for 10 or 15-year terms and generally include options to extend the terms. We typically lease our restaurant facilities under “triple net” leases that require us to pay minimum rent, real estate taxes, common area maintenance and insurance costs and, in some instances, percentage rent based on sales in excess of specified amounts. Most of our leases include “exclusive use” provisions prohibiting our landlords from leasing space to other restaurants that fall within certain specified criteria. Under our franchise agreements, we have certain rights to gain control of a restaurant site in the event of default under the lease or franchise agreement. The following table sets forth the countries, states and provinces in which our restaurants are located and the number of restaurants in each state or province as of December 25, 2016:

	Number of Restaurants Open
	Buffalo Wild Wings		PizzaRev	R Taco
	Company-owned	Franchised	Company-owned	Company-owned	Franchised	Total
United States:
Alabama	4	13	—	—	—	17
Alaska	—	1	—	—	—	1
Arizona	15	6	—	—	—	21
Arkansas	—	12	—	—	—	12
California	53	33	—	—	—	86
Colorado	21	2	—	3	—	26
Connecticut	1	10	—	—	—	11
District of Columbia	1	—	—	—	—	1
Delaware	—	6	—	—	—	6
Florida	30	26	—	—	—	56
Georgia	22	1	—	—	—	23
Hawaii	3	—	—	—	—	3
Idaho	8	—	—	—	—	8
Illinois	24	47	—	—	—	71
Indiana	7	48	—	—	—	55
Iowa	18	1	—	—	—	19
Kansas	14	—	—	—	—	14
Kentucky	17	6	—	—	—	23
Louisiana	—	16	—	—	—	16
Maine	—	3	—	—	—	3
Maryland	2	17	—	—	—	19
Massachusetts	5	6	—	—	—	11
Michigan	—	58	—	—	—	58
Minnesota	24	5	2	—	3	34
Mississippi	2	10	—	—	—	12
Missouri	7	24	—	—	—	31
Montana	—	7	—	—	—	7
Nebraska	7	3	—	—	1	11
Nevada	12	—	—	—	—	12
New Hampshire	—	5	—	—	—	5
New Jersey	5	13	—	—	—	18
New Mexico	13	—	—	—	—	13
New York	19	20	—	—	—	39
North Carolina	23	8	—	—	—	31
North Dakota	—	7	—	—	—	7
Ohio	32	62	—	—	—	94
Oklahoma	—	20	—	—	—	20
Oregon	—	11	—	—	—	11
Pennsylvania	27	1	—	—	—	28
Rhode Island	2	—	—	—	—	2
South Carolina	10	4	—	—	—	14
South Dakota	—	5	—	—	—	5
Tennessee	26	1	—	—	—	27
Texas	72	25	—	5	3	105
Utah	10	—	—	—	—	10
Vermont	—	1	—	—	—	1
Virginia	22	22	—	—	—	44
Washington	13	3	—	—	—	16
West Virginia	—	11	—	—	—	11
Wisconsin	33	—	—	—	—	33
Wyoming	3	—	—	—	—	3
Canada:
Alberta	2	—	—	—	—	2
Ontario	12	—	—	—	—	12
Mexico	—	14	—	—	—	14
Kingdom of Saudi Arabia	—	1	—	—	—	1
Philippines	—	5	—	—	—	5
United Arab Emirates	—	1	—	—	—	1
Panama	—	1	—	—	—	1
Total	621	602	2	8	7	1,240

ITEM 3. LEGAL PROCEEDINGS

In addition to the legal proceedings described in Note 16 to the consolidated financial statements included in Item 8 of this Form 10-K, we are occasionally a defendant in litigation arising in the ordinary course of our business, including claims arising from personal injuries, contract claims, franchise-related claims, dram shop claims, wage and hour and other employment-related claims, and claims from guests or employees alleging injury, illness or other food quality, health or operational concerns. To date, none of these types of litigation, many of which are typically covered by insurance, has had a material effect. We have insured and continue to insure against many of these types of claims. A judgment on any claim not covered by or in excess of our insurance coverage could adversely affect our financial condition or results of operations.

ITEM 4. MINING SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock trades on the NASDAQ Global Select Market under the symbol “BWLD”. The following table sets forth the high and low sale prices of our Common Stock.

	2016		2015
	High	Low	High	Low
First Quarter	$168.91	134.95	$195.83	173.83
Second Quarter	154.34	122.25	186.66	149.00
Third Quarter	172.92	133.34	205.83	155.72
Fourth Quarter	175.10	133.71	198.48	147.69

Holders

As of February 8, 2017, there were 98 record holders of our Common Stock, excluding shareholders whose stock is held either in nominee name and/or street name brokerage accounts. Based on information which we have obtained from our transfer agent, there were 41,366 holders of our Common Stock whose stock is held either in nominee name and/or street name brokerage accounts.

Dividends

We have never declared or paid cash dividends on our Common Stock. Our capital allocation policy is to allocate capital for growth and in the event we have excess capital, to return capital to shareholders. Currently, we return capital to shareholders by way of our share repurchase program. Our future dividend policy will be determined by our Board of Directors and will depend on various factors, including our results of operations, financial condition, anticipated cash needs and plans for expansion. Our revolving credit facility contains customary covenants that could, among other things, limit or prohibit the payment of dividends under certain circumstances.

Issuer Purchases of Equity Securities

The table below provides information with respect to our purchases of shares of our Common Stock during the three months ended December 25, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(b)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan(c)
September 26, 2016, through October 23, 2016	86,032	$140.75	86,032	$357,038,536
October 24, 2016, through November 20, 2016	665,691	$153.20	665,691	$255,053,074
November 21, 2016, through December 25, 2016	76,191	$167.91	75,916	$242,303,708
Total	827,914	$153.26	827,639	$242,303,708

(a) Includes shares that were surrendered to the Company to satisfy tax withholding obligations in connection with vesting of restricted stock issued to employees.

(b) Shares were repurchased pursuant to repurchase programs authorized by our Board of Directors. The first program was announced on November 23, 2015 (the “Prior Authorization”) and authorized up to $200 million of aggregate repurchases and had no expiration date. On August 16, 2016, we announced approval of a new program authorizing the repurchase of up to $375 million. The current program replaced the Prior Authorization effective as of August 11, 2016. Subsequent to the end of the fiscal quarter, on January 24, 2017, we announced an amendment to the current program to authorize up to an additional

$400 million of additional repurchases under the current program. The current program is scheduled to expire on December 30, 2018. Shares repurchased under the current program may be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases will depend upon market conditions and other corporate considerations.

(c) As of December 25, 2016.

Stock Performance Chart

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Common Stock for the five-year period ended December 25, 2016 with the cumulative total return on the Nasdaq Composite and the S&P 600 Restaurants Index. The comparison assumes $100 was invested in Buffalo Wild Wings Common Stock on December 25, 2011, and in each of the foregoing indices on December 25, 2011 and assumes reinvestment of dividends.

	12/25/2011	12/30/2012	12/29/2013	12/28/2014	12/27/2015	12/25/2016
Buffalo Wild Wings, Inc.	$100.00	105.42	214.07	268.29	237.81	234.61
NASDAQ Composite	100.00	116.41	165.47	188.69	200.32	216.54
S&P 600 Restaurants Index	100.00	121.01	181.84	212.16	196.37	210.05

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

	Fiscal Years Ended (1)
	Dec 25, 2016	Dec 27, 2015	Dec 28, 2014	Dec 29, 2013	Dec 30, 2012
	(in thousands, except per share data)
Consolidated Statements of Earnings Data:
Revenue:
Restaurant sales	$1,891,616	1,715,000	1,422,990	1,185,351	963,963
Franchise royalties and fees	95,177	97,722	93,233	81,368	76,567
Total revenue	1,986,793	1,812,722	1,516,223	1,266,719	1,040,530
Costs and expenses:
Restaurant operating costs:
Cost of sales	564,687	507,812	413,890	363,755	303,653
Labor	598,992	542,847	444,232	360,302	289,167
Operating	285,142	250,755	209,583	174,338	141,417
Occupancy	108,859	94,569	78,931	68,394	54,147
Depreciation and amortization	152,140	127,503	98,454	84,978	67,462
General and administrative	123,109	129,133	118,038	96,182	84,149
Pre-opening	8,730	14,154	13,544	14,647	14,630
Loss on asset disposals and impairment	8,434	7,462	3,827	3,262	3,291
Total costs and expenses	1,850,093	1,674,235	1,380,499	1,165,858	957,916
Income from operations	136,700	138,487	135,724	100,861	82,614
Interest expense	4,160	1,685	193	138	—
Other expense (income)	(1,464)	661	124	(812)	(754)
Earnings before income taxes	134,004	136,141	135,407	101,535	83,368
Income tax expense	39,791	41,265	41,352	29,981	26,093
Net earnings including non-controlling interests	94,213	94,876	94,055	71,554	57,275
Net earnings (loss) attributable to noncontrolling interests	(532)	(193)	(39)	—	—
Net earnings attributable to Buffalo Wild Wings	$94,745	95,069	94,094	71,554	57,275

Earnings per common share – basic	$5.14	5.00	4.98	3.81	3.08
Earnings per common share – diluted	$5.12	4.97	4.95	3.79	3.06
Weighted average shares outstanding – basic	18,445	19,013	18,908	18,770	18,582
Weighted average shares outstanding – diluted	18,491	19,131	19,002	18,872	18,705

Consolidated Statements of Cash Flow Data:
Net cash provided by operating activities	$282,589	237,260	217,866	179,360	145,188
Net cash used in investing activities	(144,844)	(365,191)	(179,029)	(145,741)	(142,753)
Net cash provided by (used in) financing activities	(99,666)	45,499	(1,942)	3,039	(1,588)

	As Of (1)
	Dec 25, 2016	Dec 27, 2015	Dec 28, 2014	Dec 29, 2013	Dec 30, 2012
	(in thousands)
Consolidated Balance Sheets Data:
Total current assets	$176,587	197,751	263,929	182,756	125,536
Total assets	1,047,219	1,072,382	853,466	705,728	591,087
Total current liabilities	241,969	263,623	195,485	166,474	140,843
Total liabilities	529,319	416,645	279,167	239,920	207,715
Retained earnings	374,683	499,085	427,695	333,601	262,047
Total equity	517,900	655,737	574,299	465,808	383,372

(1)
We utilize a 52- or 53-week accounting period that ends on the last Sunday in December. The fiscal year ended December 30, 2012 was a 53-week year. Each of the fiscal years in the four years ended December 25, 2016 were comprised of 52 weeks. Our next 53-week year will be the fiscal year ended December 31, 2017.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for fiscal 2017, future cash requirements, and our expected store openings and preopening costs. Such statements are forward-looking and speak only as of the date on which they are made. Actual results are subject to various risks and uncertainties including, but not limited to, those discussed in Item 1A of this 10-K under “Risk Factors.”

Overview

As of December 25, 2016, we owned and operated 631 company-owned restaurants, including 621 Buffalo Wild Wings®, 8 R Taco®, and 2 PizzaRev® restaurants in the United States and Canada. We also franchised an additional 609 restaurants, including 602 Buffalo Wild Wings restaurants and 7 R Taco restaurants. We are building for long-term future earnings growth by investing in Buffalo Wild Wings in the United States and Canada, international franchising and R Taco.

In 2017, we expect to open approximately 15 company-owned Buffalo Wild Wings restaurants and we expect our franchisees to open approximately 15 Buffalo Wild Wings restaurants in the United States and approximately 20 Buffalo Wild Wings restaurants internationally. We also expect to open approximately 2 company-owned R Taco restaurants and we expect our franchisees will open 12 to 15 R Taco restaurants. For the full year 2017 we estimate that our net earnings per diluted share will be $5.60 to $6.00, representing growth 9% to 17% over fiscal 2016. Our growth and success depend on several factors and trends. First, we will continue our focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, therefore, restaurant-level profit per location. We remain committed to high quality operations and guest experience.

Our revenue is generated by:

•
Sales at our company-owned restaurants, which represented 95% of total revenue in 2016. Food and non-alcoholic beverages accounted for 80% of restaurant sales. The remaining 20% of restaurant sales was from alcoholic beverages. The menu items with the highest sales volumes are traditional and boneless wings, each at 21% respectively of total restaurant sales.

•	Royalties and franchise fees received from our franchisees.

A second factor is our success in developing restaurants. There are inherent risks in opening new restaurants, especially in new markets or countries, including the lack of experience, logistical support, and brand awareness. These factors may result in lower-than-anticipated sales and restaurant-level profit in new markets, along with higher preopening costs. We believe our focus on our new restaurant opening procedures, along with our expanding domestic and international presence, will help to mitigate the overall risk associated with opening restaurants.

Third, we continue to monitor and react to changes in our cost of sales. The cost of sales is difficult to predict, as it ranged from 28.9% to 31.1% of restaurant sales per quarter in 2016 and 2015, mostly due to the price fluctuation in traditional chicken wings. Our efforts to reduce cost of sales include selling wings by portion, new purchasing strategies, menu price increases, and reduced food waste, as well as marketing promotions, menu additions, and menu changes that affect the percentage that traditional chicken wings represent of total restaurant sales. We will continue to monitor the cost of traditional chicken wings, as it can significantly change our cost of sales and restaurant-level profit. The price we pay for traditional chicken wings is determined based on the average of the previous month’s wing market plus mark-up for processing and distribution. The chart below illustrates the fluctuation in traditional chicken wing prices from quarter to quarter in the last five years.

We generate cash from the operation of our company-owned restaurants and from franchise royalties and fees. We highlight the specific costs associated with the ongoing operation of our company-owned restaurants in the consolidated statement of earnings under “Restaurant operating costs.” Our depreciation and amortization expense consists primarily of depreciation related to assets used by our company-owned restaurants and amortization of reacquired franchise rights. Preopening costs are those costs associated with opening new company-owned restaurants and will vary annually based on the number of new locations opening and under construction. Loss on asset disposals and impairment expense is related to company-owned restaurants and includes the costs associated with normal asset retirements, asset impairment charges, and closures of locations. General and administrative expenses are related to home office and restaurant support provided to both company-owned restaurants and franchising operations and includes all management performance-based compensation.

We utilize a 52- or 53-week accounting period that ends on the last Sunday in December. The fiscal year ended December 30, 2012 was a 53-week year. Each of the fiscal years in the four years ended December 25, 2016 were comprised of 52 weeks. Our next 53-week year will occur in 2017.

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

Valuation of Long-Lived Assets

We review long-lived assets quarterly to determine if triggering events have occurred which would require a test to determine whether the carrying amount of these assets are recoverable based on estimated future cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is at the individual restaurant level. In the absence of extraordinary circumstances, restaurants are included in the impairment analysis after they have been open for 15 months. We evaluate the recoverability of a restaurant’s long-lived assets, including buildings, intangibles, leasehold improvements, furniture, fixtures, and equipment over the remaining life of the primary asset in the asset group, after considering the potential impact of planned operational improvements, marketing programs, and anticipated changes in the trade area. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over the remaining life of the primary asset in the asset group. If assets are determined to be impaired, the impairment charge is measured by calculating the amount by which the asset carrying amount exceeds its fair value based on our estimate of discounted future cash flows. The determination of asset fair value is also subject to significant judgment. During 2016, 2015, and 2014, we recorded restaurant impairments of $2.8 million, $1.5 million, and $1.7 million, respectively. On an ongoing basis, we monitor restaurants in regards to the valuation of long-lived assets, through estimates of the future operating results of these restaurants. We believe that the assets at these restaurants are not impaired. As we periodically refine our estimated future operating results, changes in our estimates and assumptions may cause us to realize impairment charges in the future.

Goodwill

We review goodwill for impairment annually, or whenever circumstances change in a way which could indicate that impairment may have occurred. Goodwill is tested at the reporting unit level.

We identify potential impairments by comparing the fair value of the reporting unit to its carrying amount, which includes goodwill and other intangible assets. The fair value of the reporting unit is calculated using a market approach.

If the carrying amount of the reporting unit exceeds the fair value, this is an indication that impairment may exist. We calculate the amount of the impairment by comparing the fair value of the assets and liabilities to the fair value of the reporting unit. The fair value of the reporting unit in excess of the value of the assets and liabilities is the implied fair value of the goodwill. If this amount is less than the carrying amount of goodwill, impairment is recognized for the difference. As of December 25, 2016, our estimate of the fair value of our goodwill substantially exceeded the carrying value and therefore we concluded that our goodwill was not impaired. No goodwill impairment charges were recognized during 2016, 2015, and 2014.

Business Combinations

We have accounted for the one acquisition completed in 2016, the five acquisitions completed in 2015 and the three acquisitions completed in 2014 as business combinations. We allocate the purchase price to tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The excess of the purchase price, if any, over the aggregate fair value of assets acquired and liabilities assumed is allocated to goodwill. We estimated the fair values of certain tangible property, assets and liabilities related to capital leases, and certain identifiable intangible assets, including favorable and unfavorable operating leases and reacquired franchise rights, with the use of an independent valuation firm.

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

Stock-Based Compensation

Compensation expense for restricted stock units is recognized for the expected number of shares vesting at the end of each annual period. Restricted stock units granted in 2016, 2015, and 2014 are subject to three-year cliff vesting and a cumulative three-year earnings target. The number of units that vest is based on performance against the target. Stock-based compensation is recognized for the expected number of shares vesting at the end of the three-year period and is expensed over that period. For these restricted stock unit grants, significant assumptions are made to estimate the expected net earnings levels for future years and the expected forfeitures. The twelve-month period ended December 25, 2016 included reversals of $(3,222) of previously recognized expenses as we revised our estimate of financial performance.

We account for stock-based compensation for options in accordance with the fair value recognition provisions, under which we use the Black-Scholes-Merton pricing model, which requires the input of subjective assumptions. These assumptions include the expected life of the options, expected volatility over the expected term, the risk-free interest rate.

Lessee Involvement in Construction

In certain leases, due to our involvement in the construction of leased assets, we are considered the deemed accounting owner of a construction project. Accordingly, we recognize a deemed landlord financing obligation for construction costs incurred by our landlords. Once construction is complete, we complete an assessment to determine if we are deemed to have continuing involvement in the construction project. In certain leases, due to unreimbursed construction costs, we are deemed to have continuing involvement and are precluded from de-recognizing the asset and associated financing obligation. In these cases, we continue to account for the landlord's asset as if we are the legal owner.

Results of Operations

Our operating results for 2016, 2015, and 2014, are expressed below as a percentage of total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales.

	Fiscal Years Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Revenue:
Restaurant sales	95.2%	94.6%	93.9%
Franchise royalties and fees	4.8	5.4	6.1
Total revenue	100.0	100.0	100.0
Costs and expenses:
Restaurant operating costs:
Cost of sales	29.9	29.6	29.1
Labor	31.7	31.7	31.2
Operating	15.1	14.6	14.7
Occupancy	5.8	5.5	5.5
Depreciation and amortization	7.7	7.0	6.5
General and administrative	6.2	7.1	7.8
Pre-opening	0.4	0.8	0.9
Loss on asset disposals and impairment	0.4	0.4	0.3
Total costs and expenses	93.1	92.4	91.0
Income from operations	6.9	7.6	9.0
Interest expense	0.2	0.1	0.0
Other expense (income)	(0.1)	0.0	0.0
Earnings before income taxes	6.7	7.5	8.9
Income tax expense	2.0	2.3	2.7
Net earnings including noncontrolling interests	4.7	5.2	6.2
Net earnings (loss) attributable to noncontrolling interests	(0.0)	(0.0)	(0.0)
Net earnings attributable to Buffalo Wild Wings	4.8%	5.2%	6.2%

Use of Non-GAAP Measures

Information included in this discussion and analysis includes commentary on company-owned and franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Buffalo Wild Wings® concepts and the overall health of the concepts. Franchised restaurant information also provides an understanding of our revenues because franchise royalties and fees are based on the opening of franchised units and their sales. However, franchise sales and same-store sales information does not represent sales in accordance with U.S. Generally Accepted Accounting Principles (GAAP), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.
Restaurant-level profit and restaurant-level margin are neither required by, nor presented in accordance with, GAAP and are non-GAAP financial measures. Restaurant-level profit is defined restaurant sales less restaurant operating costs (cost of sales, labor, operating, and occupancy expense). Restaurant-level margin is defined as restaurant-level profit as a percentage of restaurant sales. Restaurant-level profit and restaurant-level margin have limitations as analytical tools, and should not be evaluated in isolation or as substitutes for analysis of results as reported under GAAP. Management believes the restaurant-level profit and restaurant-level margin are important tools for investors because they are widely-used metrics within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. Management uses restaurant-level profit and restaurant-level margin as key performance indicators to evaluate the profitability of company-owned restaurants.
A reconciliation of restaurant sales to restaurant-level profit and restaurant-level margin is provided below:

	Fiscal Years Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Restaurant sales	$1,891,616	1,715,000	1,422,990
Restaurant operating costs	1,557,680	1,395,983	1,146,636
Restaurant-level profit	$333,936	319,017	276,354
Restaurant-level margin	17.7%	18.6%	19.4%

The number of company-owned and franchised restaurants open are as follows:

	As of
	Dec 25, 2016	Dec 27, 2015	Dec 28, 2014
Company-owned restaurants	631	596	491
Franchised restaurants	609	579	591
System-wide restaurants	1,240	1,175	1,082

The restaurant sales for company-owned and franchised restaurants, and total system-wide sales are as follows (amounts in thousands):

	Fiscal Years Ended
	Dec 25, 2016	Dec 27, 2015	Dec 28, 2014
Company-owned restaurant sales	$1,891,616	1,715,000	1,422,990
Franchised restaurant sales	1,889,818	1,928,195	1,858,116
System-wide sales	3,781,434	3,643,195	3,281,106

Increases (decreases) in comparable same-store sales at Buffalo Wild Wings locations in the United States and Canada are as follows (based on restaurants operating at least fifteen months):

	Fiscal Years Ended
	Dec 25, 2016	Dec 27, 2015	Dec 28, 2014
Company-owned same-store sales	(2.4)%	4.2%	6.5%
Franchised same-store sales	(2.7)%	2.5%	5.6%

Average weekly sales at company-owned and franchised Buffalo Wild Wings locations in the United States and Canada are as follows:

	Fiscal Years Ended
	Dec 25, 2016	Dec 27, 2015	Dec 28, 2014
Company-owned restaurant average weekly sales	$60,366	62,529	60,470
Franchised restaurant average weekly sales	62,662	64,474	62,595

The annual average prices paid per pound for traditional chicken wings for company-owned Buffalo Wild Wings restaurants are as follows:

	Fiscal Years Ended
	Dec 25, 2016	Dec 27, 2015	Dec 28, 2014
Average price per pound	$1.91	1.83	1.55

Restaurant-level profit for company-owned restaurants are as follows:

	Fiscal Years Ended
	Dec 25, 2016	Dec 27, 2015	Dec 28, 2014
Restaurant-level profit	$333,936	319,017	276,354
Restaurant-level margin	17.7%	18.6%	19.4%

The following comparisons of 2016 to 2015 and 2015 to 2014 includes results of operations of Buffalo Wild Wings®, R Taco® and PizzaRev® restaurants. Any impact from R Taco and PizzaRev is immaterial unless separately noted.

Fiscal Year 2016 Compared to Fiscal Year 2015

Restaurant sales increased by $176.6 million, or 10.3%, to $1,891.6 million in 2016 from $1,715.0 million in 2015. The increase in restaurant sales was due to a $216.5 million increase associated with 40 company-owned restaurants that opened or were acquired in 2016 and the company-owned restaurants that opened or were acquired before 2016 and did not meet the criteria for same-store sales for all or part of the year, partially offset by a $39.8 million decrease related to a 2.4% decrease in same-store sales at Buffalo Wild Wings restaurants.

Franchise royalties and fees decreased by $2.5 million, or 2.6%, to $95.2 million in 2016 from $97.7 million in 2015. The decrease was primarily due to lower average weekly sales and a 2.7% decrease in same-store sales for the franchised Buffalo Wild Wings restaurants in operation in 2016 compared to the same period in 2015.

Cost of sales increased by $56.9 million, or 11.2%, to $564.7 million in 2016 from $507.8 million in 2015, due primarily to more restaurants being operated in 2016. Cost of sales as a percentage of restaurant sales increased to 29.9% during 2016 from 29.6% in 2015, primarily due to higher chicken wing prices. In 2016, the average cost per pound for traditional chicken wings was $1.91 per pound, a 4.4% increase compared to 2015.

Labor expenses increased by $56.1 million, or 10.3%, to $599.0 million in 2016 from $542.8 million in 2015 due primarily to more restaurants being operated in 2016. Labor expenses as a percentage of restaurant sales remained consistent at 31.7% in 2016 and 2015. Cost of labor as a percentage of restaurant sales remained consistent due to a deleveraging of salaries on the same-store sales decrease being offset by a decrease in bonus expenses.

Operating expenses increased by $34.4 million, or 13.7%, to $285.1 million in 2016 from $250.8 million in 2015 due primarily to more restaurants being operated in 2016. Operating expenses as a percentage of restaurant sales increased to 15.1% in 2016 from 14.6% in 2015, primarily due to higher general liability insurance and deleveraging repairs and maintenance expenses on the same-store sales decrease.

Occupancy expenses increased by $14.3 million, or 15.1%, to $108.9 million in 2016 from $94.6 million in 2015 due primarily to more restaurants being operated in 2016. Occupancy expenses as a percentage of restaurant sales increased to 5.8% in 2016 from 5.5% in 2015, primarily due to deleveraging rent costs on the same-store sales decrease.

Depreciation and amortization increased by $24.6 million, or 19.3%, to $152.1 million in 2016 from $127.5 million in 2015. The increase was primarily due to the additional depreciation related to the 35 additional company-owned restaurants compared to 2015. Depreciation and amortization expense as a percentage of total revenue increased to 7.7% in 2016 from 7.0% in 2015 due to deleveraging on the same-store sales decrease and an increase in amortization of reacquired franchise rights.

General and administrative expenses decreased by $6.0 million, or 4.7%, to $123.1 million in 2016 from $129.1 million in 2015. General and administrative expenses as a percentage of total revenue decreased to 6.2% in 2016 from 7.1% in 2015. The decrease in expense and as a percentage of sales is due primarily to decreases in stock-based compensation and bonus expenses, partially offset by increased professional fees and salary expenses. Stock-based compensation totaled $0.3 million in 2016 and $13.6 million in 2015. The decrease in stock-based compensation includes reversals of $3.2 million in expense recognized in previous years' financial statements as the estimate of financial performance was revised for our restricted stock units.

Preopening costs decreased by $5.4 million to $8.7 million in 2016 from $14.2 million in 2015. In 2016, we incurred costs of $8.3 million for 39 new company-owned restaurants and costs of $400,000 for restaurants that will open in 2017. In 2015, we incurred costs of $13.6 million for 52 new company-owned restaurants and costs of $600,000 for restaurants that opened in 2016. The average preopening cost per new company-owned Buffalo Wild Wings restaurant in 2016 and 2015 was $251,000 and $271,000, respectively.

Loss on asset disposals and impairment increased by $1.0 million to $8.4 million in 2016 from $7.5 million in 2015. The expense in 2016 related primarily to the impairment of three underperforming restaurants of $2.8 million and the write-off of miscellaneous equipment and disposals due to remodels. The expense in 2015 related primarily to the impairment of the assets of three underperforming restaurants of $1.5 million, closure costs for two closed or relocated restaurants of $503,000, the write-off of acquired PizzaRev franchise licenses of $596,000, and the write-off of miscellaneous equipment and disposals due to remodels.

Interest expense increased by $2.5 million to $4.2 million in 2016 from $1.7 million in 2015. The increase was primarily due to increased interest expense on our revolving credit facility and interest expense related to capital leases and deemed landlord financing obligations. We recorded other income of $1.5 million in 2016 and other expense of $0.7 million in 2015. Other income in 2016 consisted primarily of a gain related to an increase in the valuation of our contingent consideration of $3.7 million, partially offset by a loss on our minority investment in Pie Squared Holdings of $2.8 million. Other expense in 2015 consisted primarily of a loss on our minority investment in Pie Squared Holdings of $0.7 million.

Provision for income taxes decreased $1.5 million to $39.8 million in 2016 from $41.3 million in 2015. The effective tax rate as a percentage of income before taxes decreased to 29.7% in 2016 from 30.3% in 2015. The rate decrease was primarily due to higher employment-related Federal tax credits. We estimate our effective tax rate in 2017, excluding discrete items, will be approximately 30% based on current tax law.

Fiscal Year 2015 Compared to Fiscal Year 2014

Restaurant sales increased by $292.0 million, or 20.5%, to $1,715.0 million in 2015 from $1,423.0 million in 2014. The increase in restaurant sales was due to a $240.9 million increase associated with 107 company-owned restaurants that opened or were acquired in 2015 and the company-owned restaurants that opened or were acquired before 2015 and did not meet the criteria for same-store sales for all, or part, of the year. A same-store sales increase of 4.2% accounted for $51.1 million of the increase in restaurant sales.

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

Preopening costs increased by $0.6 million to $14.2 million in 2015 from $13.5 million in 2014. In 2015, we incurred costs of $13.6 million for 52 new company-owned restaurants and costs of $600,000 for restaurants that opened in 2016. In 2014, we incurred costs of $13.1 million for 48 new company-owned restaurants and costs of $300,000 for restaurants that opened in 2015. Average preopening cost per new company-owned Buffalo Wild Wings restaurant in 2015 and 2014 was $271,000 and $299,000, respectively.

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

Interest expense increased by $1.5 million to $1.7 million in 2015 from $0.2 million in 2014. The increase was primarily due to increased interest expense on our revolving credit facility and interest expense related to capital leases and deemed landlord financing obligations. Cash and marketable securities balances at the end of the year were $20.3 million in 2015 compared to $112.9 million in 2014.

Provision for income taxes decreased $0.1 million to $41.3 million in 2015 from $41.4 million in 2014. The effective tax rate as a percentage of income before taxes decreased to 30.3% in 2015 from 30.5% in 2014. The rate decrease was primarily due to higher employment-related Federal tax credits.

Liquidity and Capital Resources

Our primary liquidity and capital requirements have been for constructing, remodeling and maintaining our new and existing company-owned restaurants; working capital; acquisitions; improving technology; share repurchases; and other general business needs. We fund most of these expenses with cash from operations. Depending on the size of the transaction, acquisitions of businesses, investments in affiliates, and share repurchases would generally be funded from cash or using our revolving credit facility. Our cash balance at December 25, 2016 was $49.3 million, with $330 million available under our revolving credit facility.

During fiscal 2016, 2015, and 2014, net cash provided by operating activities was $282.6 million, $237.3 million, and $217.9 million, respectively. Net cash provided by operating activities in 2016 consisted primarily of net earnings adjusted for non-cash expenses, increases to accrued expenses and a decrease in refundable income taxes. The increase in accrued expenses was primarily due to an increase in our accrual for repurchased shares traded, but not settled and increases in accrued corporate expenses. The decrease in refundable income taxes was due to the enactment of the Protecting Americans from Tax Hikes (PATH) Act of 2015 and timing of the receipt of the related tax refund.

Net cash provided by operating activities in 2015 consisted primarily of net earnings adjusted for non-cash expenses and an increase in accrued expenses partially offset by an increase in refundable income taxes. The increase in accrued expenses was primarily due to higher withholdings on restricted stock units and higher wages payable. The increase in refundable income taxes was due to the enactment of the PATH Act of 2015.

Net cash provided by operating activities in 2014 consisted primarily of net earnings adjusted for non-cash expenses and an increase in accrued expenses and accounts payable. The increase in accrued expenses was primarily due to higher payroll-related costs including higher incentive compensation and wages. The increase in accounts payable was primarily due to timing of payments.

Net cash used in investing activities for 2016, 2015, and 2014, was $144.8 million, $365.2 million, and $179.0 million, respectively. Investing activities for 2016 included $141.7 million for acquisitions of property and equipment related to the additional company-owned restaurants and restaurants under construction and $3.9 million for the acquisition of businesses. Investing activities for 2015 included $172.5 million for acquisitions of property and equipment related to the additional company-owned restaurants and restaurants under construction and $203.6 million for the acquisitions of businesses. Investing activities for 2014 included $137.5 million for acquisitions of property and equipment related to the additional company-owned restaurants and restaurants under construction and $30.6 million for the acquisition of businesses and investments in affiliates. In 2016, 2015, and 2014, we opened or purchased 40, 107, and 57 restaurants, respectively. In 2017, we expect capital expenditures of approximately $39.6 million for the cost of new or relocated company-owned Buffalo Wild Wings and R Taco restaurants, $26.9 million for technology improvements on our restaurant and corporate systems, and $33.7 million for capital expenditures at our existing restaurants. In 2015, we purchased $12.3 million of marketable securities and received proceeds of $23.3 million as investments in marketable securities matured or were sold. In 2014, we purchased $23.0 million of marketable securities and received proceeds of $12.0 million as investments in marketable securities matured or were sold.

Net cash provided by (used in) financing activities for 2016, 2015, and 2014, was $(99.7) million, $45.5 million, and $(1.9) million, respectively. Net cash used in financing activities for 2016 resulted primarily from repurchases of our common stock of $232.7 million and tax payments for restricted stock units of $9.3 million, partially offset by net proceeds from our revolving credit facility of $135.5 million, and short-term borrowings from our national advertising and gift card funds of $6.4 million. Net cash provided by financing activities for 2015 resulted primarily from net proceeds from our revolving credit facility of $34.5 million, and short-term borrowings from our national advertising and gift card funds of $36.2 million, partially offset by repurchases of our common stock of $25.0 million. Net cash used in financing activities for 2014 resulted primarily from tax payments for restricted stock units of $7.5 million, partially offset by the issuance of common stock for options exercised and employee stock purchases of $3.0 million and excess tax benefits from stock issuances of $2.5 million. No additional funding from the issuance of common stock (other than from the exercise of options and employee stock purchases) is anticipated in 2017.

Our liquidity is impacted by minimum cash payment commitments resulting from operating lease obligations for our restaurants and our corporate offices. The majority of our existing leases are for 10 to 15-year terms and generally include options to extend the terms. Some restaurant leases provide for contingent rental payments based on sales thresholds, which are excluded from the summary of contractual obligations and commitments below.

The following table presents a summary of our contractual lease obligations and commitments as of December 25, 2016:

		Payments Due By Period (in thousands)
	Total	Less than one year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$708,348	85,498	161,823	132,181	328,846
Capital lease obligations	46,363	4,949	10,066	9,807	21,541
Deemed landlord financing obligations	14,716	1,483	3,007	3,092	7,134
Commitments for restaurants under development	25,780	1,104	3,676	3,698	17,302
Revolving credit facility	170,000	—	—	170,000	—
Other	8,200	2,200	4,000	2,000
Total	$973,407	95,234	182,572	320,778	374,823

We believe the cash flows from our operating activities and our balance of cash will be sufficient to fund our operations and building commitments and meet our obligations in the foreseeable future. Our future cash outflows related to income tax uncertainties amounted to $1.8 million as of December 25, 2016. These amounts were excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.

Off-Balance Sheet Arrangements

As of December 25, 2016 and December 27, 2015, we had no off-balance sheet arrangements or transactions other than contractual lease obligations.

Recent Accounting Pronouncements

Refer to Note 1, Recent Accounting Pronouncements, of Notes to Consolidated Financial Statements of this report.

Impact of Inflation

In the last three years, we have not operated in a period of high general inflation; however, the cost of commodities, labor, certain utilities and building costs have generally increased or experienced price volatility. Our restaurant operations are subject to federal and state minimum wage laws and other laws governing such matters as working conditions, overtime and tip credits. Significant numbers of our food service personnel are paid at rates related to the federal and/or state minimum wage and, accordingly, increases in the minimum wage have increased our labor costs in the last three years. In addition, costs associated with our operating leases, such as taxes, maintenance, repairs and insurance, are often subject to upward pressure. To the extent permitted by competition, we have mitigated increased costs by increasing menu prices and may continue to do so if deemed necessary in future years.

Quarterly Results of Operations

The following table sets forth, by quarter, the unaudited quarterly results of operations for the two most recent fiscal years, as well as the same data expressed as a percentage of our total revenue for the periods presented. Restaurant operating costs are expressed as a percentage of restaurant sales. The information for each quarter is unaudited and we have prepared it on the same basis as the audited financial statements appearing elsewhere in this document. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to present fairly the unaudited quarterly results. All amounts, except per share amounts, are expressed in thousands.

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

Results of Quarterly Operations (amounts in thousands except per share data)

	Mar 29, 2015	Jun 28, 2015	Sep 27, 2015	Dec 27, 2015	Mar 27, 2016	Jun 26, 2016	Sep 25, 2016	Dec 25, 2016
Revenue:
Restaurant sales	414,972	401,860	431,763	466,405	483,911	466,583	470,648	470,474
Franchise royalties and fees	25,614	24,527	23,763	23,818	24,346	23,595	23,519	23,717
Total revenue	440,586	426,387	455,526	490,223	508,257	490,178	494,167	494,191

Costs and expenses:
Restaurant operating costs:
Cost of sales	125,677	117,843	126,878	137,414	143,823	138,480	136,185	146,199
Labor	130,394	129,294	138,897	144,262	149,129	149,375	150,813	149,675
Operating	58,551	56,822	63,343	72,039	69,680	68,180	73,435	73,847
Occupancy	21,990	22,354	24,210	26,015	26,723	27,205	27,396	27,535
Depreciation and amortization	28,069	29,208	33,610	36,616	37,549	37,953	38,345	38,293
General and administrative	30,522	33,701	33,714	31,196	31,665	29,821	32,264	29,359
Pre-opening	1,270	3,204	4,777	4,903	1,863	1,838	1,490	3,539
Loss on asset disposals and impairment	605	2,306	1,269	3,282	1,222	1,874	1,393	3,945
Total costs and expenses	397,078	394,732	426,698	455,727	461,654	454,726	461,321	472,392
Income from operations	43,508	31,655	28,828	34,496	46,603	35,452	32,846	21,799
Interest expense	68	63	715	839	840	846	885	1,589
Other expense (income)	7	(104)	685	73	(867)	1,028	(357)	(1,268)
Earnings before income taxes	43,433	31,696	27,428	33,584	46,630	33,578	32,318	21,478
Income tax expense	14,448	10,264	8,261	8,292	13,952	10,033	9,814	5,992
Net earnings including noncontrolling interests	28,985	21,432	19,167	25,292	32,678	23,545	22,504	15,486
Net earnings (loss) attributable to noncontrolling interests	(78)	(67)	(69)	21	(95)	(157)	(147)	(133)
Net earnings attributable to Buffalo Wild Wings	29,063	21,499	19,236	25,271	32,773	23,702	22,651	15,619

Earnings per common share – basic	1.53	1.13	1.01	1.33	1.73	1.27	1.24	0.87
Earnings per common share – diluted	1.52	1.12	1.00	1.32	1.73	1.27	1.23	0.87
Weighted average shares outstanding – basic	18,993	19,003	19,022	19,036	18,922	18,605	18,296	17,955
Weighted average shares outstanding – diluted	19,074	19,113	19,167	19,173	18,957	18,636	18,353	18,014

Results of Quarterly Operations

	Mar 29, 2015	Jun 28, 2015	Sep 27, 2015	Dec 27, 2015	Mar 27, 2016	Jun 26, 2016	Sep 25, 2016	Dec 25, 2016
Revenue:
Restaurant sales	94.2%	94.2%	94.8%	95.1%	95.2%	95.2%	95.2%	95.2%
Franchise royalties and fees	5.8	5.8	5.2	4.9	4.8	4.8	4.8	4.8
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0

Costs and expenses:
Restaurant operating costs:
Cost of sales	30.3	29.3	29.4	29.5	29.7	29.7	28.9	31.1
Labor	31.4	32.2	32.2	30.9	30.8	32.0	32.0	31.8
Operating	14.1	14.1	14.7	15.4	14.4	14.6	15.6	15.7
Occupancy	5.3	5.6	5.6	5.6	5.5	5.8	5.8	5.9
Depreciation and amortization	6.4	6.9	7.4	7.5	7.4	7.7	7.8	7.7
General and administrative	6.9	7.9	7.4	6.4	6.2	6.1	6.5	5.9
Pre-opening	0.3	0.8	1.0	1.0	0.4	0.4	0.3	0.7
Loss on asset disposals and impairment	0.1	0.5	0.3	0.7	0.2	0.4	0.3	0.8
Total costs and expenses	90.1	92.6	93.7	93.0	90.8	92.8	93.4	95.6
Income from operations	9.9	7.4	6.3	7.0	9.2	7.2	6.6	4.4
Interest expense	0.0	0.0	0.2	0.2	0.2	0.2	0.2	0.3
Other expense (income)	0.0	(0.0)	0.2	0.0	(0.2)	0.2	(0.1)	(0.3)
Earnings before income taxes	9.9	7.4	6.0	6.9	9.2	6.9	6.5	4.3
Income tax expense	3.3	2.4	1.8	1.7	2.7	2.0	2.0	1.2
Net earnings including noncontrolling interests	6.6	5.0	4.2	5.2	6.4	4.8	4.6	3.1
Net earnings (loss) attributable to noncontrolling interests	(0.0)	(0.0)	(0.0)	0.0	(0.0)	(0.0)	(0.0)	(0.0)
Net earnings attributable to Buffalo Wild Wings	6.6%	5.0%	4.2%	5.2%	6.4%	4.8%	4.6%	3.2%

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risk related to our investment securities, which are held to generate returns that seek to offset changes in liabilities related to the equity market risk of our deferred compensation arrangements.

Interest Rates

We are exposed to interest rate risk on the outstanding borrowings on our revolving credit facility. As of December 25, 2016, we had an outstanding balance of $170.0 million under the facility.

Inflation

The primary inflationary factors affecting our operations are food, labor, restaurant operating and building costs. Substantial increases in these costs in any country that we operate in could impact operating results to the extent that such increases cannot be passed along through higher menu prices. A large number of our restaurant personnel are paid at rates based on the applicable federal and state minimum wages, and increases in the minimum wage rates and tip-credit wage rates could directly affect our labor costs. We typically lease our restaurant facilities under “triple net” leases that require us to pay real estate taxes, common area maintenance, insurance, and other operating costs, which are generally subject to inflationary increases.

Commodity Price Risk

Many of the food products purchased by us are affected by weather, production, availability and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product and supply risks. We negotiate directly with independent suppliers for our supply of food and other products. Domestically, we have a distribution contract with McLane Company, Inc. that covers food, beverage, and packaging goods. We have minimum purchase requirements with some of our vendors but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. A primary food product used by company-owned and franchised restaurants is traditional chicken wings. We work to counteract the effect of the volatility of traditional chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. Traditional chicken wings accounted for approximately 27%, 25%, and 23% of our cost of sales in 2016, 2015, and 2014, respectively, with an annual average price per pound of $1.91, $1.83, and $1.55, respectively. If the monthly average wing price exceeds an upper threshold or falls below a lower threshold set in the contract, we split the impact with our suppliers, reducing our risk related to wing price fluctuations. Thus, a 10% increase in traditional chicken wing costs for 2016 would have increased restaurant cost of sales by $14.6 million for fiscal 2016. Additional information related to traditional chicken wing prices and our approaches to managing the volatility thereof is included in Item 7 under “Results of Operations.”

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

For supplemental information regarding quarterly results of operations, refer to Item 7, “Results of Quarterly Operations.”

BUFFALO WILD WINGS, INC.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Buffalo Wild Wings, Inc.:
We have audited the accompanying consolidated balance sheets of Buffalo Wild Wings, Inc. and subsidiaries as of December 25, 2016 and December 27, 2015, and the related consolidated statements of earnings, comprehensive income, total equity, and cash flows for each of the years in the three-year period ended December 25, 2016. We also have audited Buffalo Wild Wings, Inc.’s internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)”. Buffalo Wild Wings, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Buffalo Wild Wings, Inc. and subsidiaries as of December 25, 2016 and December 27, 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 25, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Buffalo Wild Wings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
/s/ KPMG LLP
Minneapolis, Minnesota
February 17, 2017

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 25, 2016 and December 27, 2015
(Dollar amounts in thousands)

	December 25, 2016	December 27, 2015
Assets
Current assets:
Cash	$49,266	11,220
Marketable securities	—	9,043
Accounts receivable, net of allowance of $251 and $25	34,225	34,087
Inventory	16,532	15,351
Prepaid expenses	9,075	6,386
Refundable income taxes	1,018	21,591
Restricted assets	66,471	100,073
Total current assets	176,587	197,751

Property and equipment, net	592,806	604,712
Reacquired franchise rights, net	118,973	129,282
Other assets	41,625	26,536
Goodwill	117,228	114,101
Total assets	$1,047,219	1,072,382

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred revenue	$3,089	2,144
Accounts payable	45,797	44,760
Accrued compensation and benefits	47,304	55,578
Accrued expenses	32,347	21,678
Current portion of long-term debt and capital lease obligations	3,745	2,147
Current portion of deferred lease credits	873	59
System-wide payables	108,814	137,257
Total current liabilities	241,969	263,623

Long-term liabilities:
Other liabilities	16,109	16,473
Deferred income taxes	21,588	23,726
Long-term debt and capital lease obligations, net of current portion	205,312	70,954
Deferred lease credits, net of current	44,341	41,869
Total liabilities	529,319	416,645

Commitments and contingencies (notes 7 and 16)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 17,462,465 and 18,917,776, respectively	147,234	160,353
Retained earnings	374,683	499,085
Accumulated other comprehensive loss	(3,878)	(4,094)
Total stockholders' equity	518,039	655,344
Noncontrolling interest	(139)	393
Total equity	517,900	655,737
Total liabilities and equity	$1,047,219	1,072,382

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EARNINGS
Fiscal years ended December 25, 2016, December 27, 2015, and December 28, 2014
(Amounts in thousands except per share data)

	Fiscal years ended
	December 25, 2016	December 27, 2015	December 28, 2014
Revenue:
Restaurant sales	$1,891,616	1,715,000	1,422,990
Franchise royalties and fees	95,177	97,722	93,233
Total revenue	1,986,793	1,812,722	1,516,223

Costs and expenses:
Restaurant operating costs:
Cost of sales	564,687	507,812	413,890
Labor	598,992	542,847	444,232
Operating	285,142	250,755	209,583
Occupancy	108,859	94,569	78,931
Depreciation and amortization	152,140	127,503	98,454
General and administrative	123,109	129,133	118,038
Pre-opening	8,730	14,154	13,544
Loss on asset disposals and impairment	8,434	7,462	3,827
Total costs and expenses	1,850,093	1,674,235	1,380,499

Income from operations	136,700	138,487	135,724
Interest expense	4,160	1,685	193
Other expense (income)	(1,464)	661	124
Earnings before income taxes	134,004	136,141	135,407
Income tax expense	39,791	41,265	41,352
Net earnings including noncontrolling interests	94,213	94,876	94,055
Net earnings (loss) attributable to noncontrolling interests	(532)	(193)	(39)
Net earnings attributable to Buffalo Wild Wings	$94,745	95,069	94,094

Earnings per common share – basic	$5.14	5.00	4.98
Earnings per common share – diluted	$5.12	4.97	4.95
Weighted average shares outstanding – basic	18,445	19,013	18,908
Weighted average shares outstanding – diluted	18,491	19,131	19,002

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net earnings including noncontrolling interests	$94,213	94,876	94,055
Other comprehensive loss (income):
Foreign currency translation adjustments, net of tax	(216)	1,998	1,100
Other comprehensive loss (income), net of tax	(216)	1,998	1,100
Comprehensive income including noncontrolling interest	94,429	92,878	92,955
Comprehensive earnings (loss) attributable to the noncontrolling interest	(532)	(193)	(39)
Comprehensive income attributable to Buffalo Wild Wings	$94,961	93,071	92,994

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF TOTAL EQUITY
Fiscal years ended December 25, 2016, December 27, 2015, and December 28, 2014
(Dollar amounts in thousands)

	Buffalo Wild Wings Stockholders' Equity
	Common Stock		Retained	Accumulated Other Comprehensive	Total Stockholders'	Noncontrolling	Total
	Shares	Amount	Earnings	(Loss) Income	Equity	Interest	Equity
Balance at December 29, 2013	18,803,663	$133,203	333,601	(996)	465,808	—	$465,808

Net earnings	—	—	94,094	—	94,094	(39)	94,055
Other comprehensive loss	—	—	—	(1,100)	(1,100)	—	(1,100)
Shares issued under employee stock purchase plan	17,040	2,081	—	—	2,081	—	2,081
Shares issued from restricted stock units	144,001	—	—	—	—	—	—
Units effectively repurchased for required employee withholding taxes	(55,538)	(4,874)	—	—	(4,874)	—	(4,874)
Exercise of stock options	27,965	951	—	—	951	—	951
Excess tax benefit from stock issued	—	2,500	—	—	2,500	—	2,500
Stock-based compensation	—	14,253	—	—	14,253	—	14,253
Noncontrolling interest resulting from acquisition	—	—	—	—	—	625	625
Balance at December 28, 2014	18,937,131	148,114	427,695	(2,096)	573,713	586	574,299

Net earnings	—	—	95,069	—	95,069	(193)	94,876
Other comprehensive loss	—	—	—	(1,998)	(1,998)	—	(1,998)
Shares issued under employee stock purchase plan	18,510	2,390	—	—	2,390	—	2,390
Shares issued from restricted stock units	103,112	—	—	—	—	—	—
Units effectively repurchased for required employee withholding taxes	(41,610)	(10,860)	—	—	(10,860)	—	(10,860)
Exercise of stock options	56,256	2,964	—	—	2,964	—	2,964
Excess tax benefit from stock issued	—	5,455	—	—	5,455	—	5,455
Stock-based compensation	—	13,611	—	—	13,611	—	13,611
Repurchase of common stock	(155,623)	(1,321)	(23,679)	—	(25,000)	—	(25,000)
Balance at December 27, 2015	18,917,776	160,353	499,085	(4,094)	655,344	393	655,737

Net earnings	—	—	94,745	—	94,745	(532)	94,213
Other comprehensive income	—	—	—	216	216	—	216
Shares issued under employee stock purchase plan	24,619	2,797	—	—	2,797	—	2,797
Shares issued from restricted stock units	143,438	—	—	—	—	—	—
Units effectively repurchased for required employee withholding taxes	(58,868)	(4,382)	—	—	(4,382)	—	(4,382)
Exercise of stock options	22,033	1,412	—	—	1,412	—	1,412
Excess tax benefit from stock issued	—	204	—	—	204	—	204
Stock-based compensation	—	399	—	—	399	—	399
Repurchase of common stock	(1,586,533)	(13,549)	(219,147)	—	(232,696)	—	(232,696)
Balance at December 25, 2016	17,462,465	$147,234	374,683	(3,878)	518,039	(139)	$517,900

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Fiscal years ended December 25, 2016, December 27, 2015, and December 28, 2014
(Dollar amounts in thousands)

	Fiscal years ended
	December 25, 2016	December 27, 2015	December 28, 2014
Cash flows from operating activities:
Net earnings including noncontrolling interest	$94,213	94,876	94,055
Adjustments to reconcile net earnings to cash provided by operations:
Depreciation and amortization	152,140	127,503	98,454
Loss on asset disposals and impairment	8,434	7,462	3,827
Deferred lease credits	4,284	4,052	4,331
Deferred income taxes	(2,138)	(281)	(3,946)
Stock-based compensation	325	13,647	14,253
Excess tax benefit from stock issuance	(204)	(5,455)	(2,500)
Change in fair value of contingent consideration	(3,691)	—	—
Loss on investments in affiliates	2,805	687	—
Provision for bad debt expense	226	—	—
Change in operating assets and liabilities, net of effect of acquisitions:
Trading securities	—	(495)	(972)
Accounts receivable	4,358	(4,313)	(3,443)
Inventory	(1,148)	(2,407)	(2,178)
Prepaid expenses	(2,677)	(691)	383
Other assets	(7,778)	(6,381)	(139)
Deferred revenue	945	100	191
Accounts payable	4,462	4,445	5,343
Income taxes	20,777	(6,356)	(2,948)
Accrued expenses	7,256	10,867	13,155
Net cash provided by operating activities	282,589	237,260	217,866

Cash flows from investing activities:
Acquisition of property and equipment	(141,699)	(172,548)	(137,466)
Acquisition of businesses/investments in affiliates	(3,862)	(203,642)	(30,572)
Purchase of marketable securities	(488)	(12,301)	(22,991)
Proceeds from sale of marketable securities	1,205	23,300	12,000
Net cash used in investing activities	(144,844)	(365,191)	(179,029)

Cash flows from financing activities:
Proceeds from revolving credit facility	668,377	352,678	—
Repayments of revolving credit facility	(532,907)	(318,148)	—
Borrowings from restricted funds	6,365	36,179	—
Repurchases of common stock	(232,696)	(25,000)	—
Other financing activities	(3,901)	(3,173)	—
Issuance of common stock	4,209	5,355	3,032
Excess tax benefit from stock issuance	204	5,455	2,500
Tax payments for restricted stock units	(9,317)	(7,847)	(7,474)
Net cash provided by (used in) financing activities	(99,666)	45,499	(1,942)
Effect of exchange rate changes on cash and cash equivalents	(33)	323	(1,068)
Net increase (decrease) in cash and cash equivalents	38,046	(82,109)	35,827
Cash and cash equivalents at beginning of year	11,220	93,329	57,502
Cash and cash equivalents at end of year	$49,266	11,220	93,329

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements
December 25, 2016 and December 27, 2015
(Dollar amounts in thousands, except per share amounts)

(1) Nature of Business and Summary of Significant Accounting Policies

(a)	Nature of Business

References in these financial statement footnotes to “company”, “we”, “us”, and “our” refer to the business of Buffalo Wild Wings, Inc. and its wholly and majority owned subsidiaries. We operate Buffalo Wild Wings®, R Taco®, and PizzaRev® restaurants, as well as sell Buffalo Wild Wings and R Taco restaurant franchises. In exchange for initial and continuing franchise fees, we give franchisees the right to use the brand names. We operate as a single segment for reporting purposes.

We have company-owned or franchised restaurants in all 50 states and 2 Canadian provinces. Our franchised restaurants also operate in Mexico, Saudi Arabia, Philippines, Panama and United Arab Emirates.

At December 25, 2016, December 27, 2015, and December 28, 2014, we operated 631, 596, and 491 company-owned restaurants, respectively, and had 609, 579, and 591 franchised restaurants, respectively.

Certain amounts as of December 27, 2015 have been reclassified to conform to the current year presentation. The Company reclassified amounts previously presented separately on the Consolidated Balance Sheets as amounts due to restricted funds into our system-wide payables, to which they were related. Also, the Company previously classified depreciation and amortization separately on the Consolidated Statements of Cash Flows. The changes in classification do not affect previously reported cash flows from operations, investing or financing activities in the Consolidated Statement of Cash Flows, or the previously reported Consolidated Statements of Earnings for any period presented.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of Buffalo Wild Wings, Inc. and its wholly and majority owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Our franchise and license arrangements provide our franchisee and licensee entities the power to direct the activities that most significantly impact their economic performance; therefore, we do not consider ourselves to be the primary beneficiary of any variable interest entities affiliated with our franchise and license arrangements.

The renewal option terms in certain of our operating lease agreements give us a variable interest in the lessor entity, however we have concluded that we do not have the power to direct the activities that most significantly impact the lessor entities’ economic performance and as a result do not consider ourselves to be the primary beneficiary of such entities.

We have a minority equity investment in Pie Squared Holdings, LLC. We do not consider ourselves to the be the primary beneficiary of this entity as we do not have the power to direct the activities that most significantly impact their economic performance.

(c)	Accounting Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Examples include, but are not limited to, estimates for valuation of long-lived assets, goodwill, business combinations, self-insurance liability, stock-based compensation and lessee involvement in construction. Actual results could differ from those estimates.

(d)	Fiscal Year

We utilize a 52- or 53-week accounting period that ends on the last Sunday in December. Each of the fiscal years ended December 25, 2016, December 27, 2015, and December 28, 2014 were comprised of 52 weeks. Our next 53-week year will be the fiscal year ended December 31, 2017.

(e)	Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

(f)	Marketable Securities

Marketable securities consist of available-for-sale securities and trading securities that are carried at fair value.

Available-for-sale securities are classified as current assets based upon our intent and ability to use any and all of the securities as necessary to satisfy the operational requirements of our business. Realized gains and losses from the sale of available-for-sale securities were not material for fiscal 2016, 2015, and 2014. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary.

Trading securities are stated at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings as investment income. We have funded a deferred compensation plan using trading assets in a marketable equity portfolio. These assets are classified as other assets in the accompanying Consolidated Balance Sheets. This portfolio is held to generate returns that seek to offset changes in liabilities related to the equity market risk of certain deferred compensation arrangements. These deferred compensation liabilities were $9,014 and $8,958 as of December 25, 2016 and December 27, 2015, respectively, and are included in accrued compensation and benefits in the accompanying Consolidated Balance Sheets.

(g)	Accounts Receivable

Accounts receivable consists primarily of credit card receivables, franchise royalties, contractually-determined receivables for leasehold improvements, and vendor allowances. The allowance for doubtful accounts is the estimate of the probable credit losses in the Company’s accounts receivable based on a review of account balances. Account balances are written off against the allowance after all means of collection have been exhausted and the potential for recoverability is considered remote.

(h)	Inventories

Inventories are stated at the lower of cost and net realizable value. Cost is determined by the first-in, first-out (FIFO) method. Cash flows related to inventory sales are classified in net cash provided by operating activities in the Consolidated Statements of Cash Flows.

We purchase products from a number of suppliers and believe there are alternative suppliers. We have minimum purchase commitments from some of our vendors but the terms of the contracts and nature of the products are such that purchase requirements do not create a market risk. The primary food product used by company-owned and franchised restaurants is traditional chicken wings. The price we pay for traditional chicken wings is determined based on the average of the previous month’s wing market plus mark-up for processing and distribution. If the monthly average exceeds an upper threshold or falls below a lower threshold set in the contract, we split the impact with our suppliers, reducing our risk related to wing price fluctuations. For fiscal 2016, 2015, and 2014, traditional chicken wings were 27%, 25%, and 23%, respectively, of cost of sales.

(i)	Property and Equipment

Property and equipment are recorded at cost. Leasehold improvements, which include the cost of improvements funded by landlord incentives or allowances, are amortized using the straight-line method over the lesser of the term of the lease, without consideration of renewal options, or the estimated useful lives of the assets, which typically range from five to ten years. Leasehold improvements related to remodels are depreciated using the straight-line method over the estimated useful life, which is typically five years. Buildings are depreciated using the straight-line method over the estimated useful life, which ranges from 20 to 40 years. Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the assets, which range from two to eight years. Maintenance and repairs are expensed as incurred. Upon retirement or disposal of assets, the cost and accumulated depreciation are eliminated from the respective accounts and the related gains or losses are credited or charged to earnings.

We review property and equipment, along with other long-lived assets, quarterly to determine if triggering events have occurred which would require a test to determine whether the carrying value of these assets will be recoverable based on estimated future undiscounted cash flows. Assets are reviewed at the lowest level for which cash flows can be identified, which is the individual restaurant level. In determining future cash flows, significant estimates are made by us with respect to future operating results of each restaurant over its remaining lease term. If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Fair value is determined by estimated discounted future cash flows.

In certain leases, due to our involvement in the construction of leased assets, we are considered the deemed accounting owner of a construction project. In addition, we recognize a deemed landlord financing obligation for construction costs incurred by our landlords. Once construction is complete, we complete an assessment to determine if we are deemed to have continuing involvement in the construction project. In certain leases, due to unreimbursed construction costs, we are deemed to have continuing involvement and are precluded from de-recognizing the asset and associated financing obligation. In these cases, we continue to account for the landlord’s asset as if we are the legal owner.

(j)	Goodwill, Reacquired Franchise Rights, and Other Assets

Goodwill represents the excess of cost over the fair value of identified net assets of businesses acquired. Goodwill is subject to an annual impairment analysis. We may assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If it is more likely than not the fair value of the reporting unit is less than its carrying amount, we identify potential impairments of goodwill by comparing the fair value of the reporting unit to its carrying amount, which includes goodwill and other intangible assets. The fair value of the reporting unit is calculated using a market approach. If the fair value of the reporting unit exceeds the carrying amount, the assets are not impaired. If the carrying amount exceeds the fair value, this is an indication that impairment may exist. We calculate the amount of the impairment by comparing the fair value of the assets and liabilities to the fair value of the reporting unit. The fair value of the reporting unit in excess of the value of the assets and liabilities is the implied fair value of the goodwill. If this amount is less than the carrying amount of goodwill, impairment is recognized for the difference. No goodwill impairment charges were recognized during fiscal years 2016, 2015, and 2014.

Reacquired franchise rights are amortized over the life of the related franchise agreement. We evaluate reacquired franchise rights in conjunction with our impairment evaluation of long-lived assets.

Other assets consist primarily of liquor licenses, investments in affiliates, deferred compensation plan trading securities and internal use software. Liquor licenses are either amortized over their renewal period or, if transferable, are carried at the lower of fair value or cost. We identify potential impairments for transferable liquor licenses by comparing the fair value with its carrying amount. If the fair value exceeds the carrying amount, the liquor licenses are not impaired. If the fair value of the asset is less than the carrying amount, an impairment is recorded. The carrying amount of the transferable liquor licenses not subject to amortization as of December 25, 2016 and December 27, 2015 was $10,412 and $8,876, respectively.

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

An asset retirement obligation associated with the retirement of a tangible long-lived asset is recognized as a liability in the period incurred or when it becomes determinable, with an associated increase in the carrying amount of the related long-lived asset. We must recognize a liability for the fair value of a conditional asset retirement obligation when incurred, if the liability’s fair value can be reasonably estimated. Conditional asset retirement obligations are legal obligations to perform asset retirement activities when the timing and/or method of settlement are conditional on a future event or may not be within our control. Asset retirement costs are depreciated over the useful life of the related asset. As of December 25, 2016 and December 27, 2015, we had asset retirement obligations of $939 and $690, respectively.

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

Franchise agreements have initial terms ranging from 10 to 20 years. These agreements also include multiple extension terms of five or ten years, depending on contract terms if certain conditions are met. We provide the use of the Buffalo Wild Wings and R Taco trademarks, system, training, pre-opening assistance, and restaurant operating assistance in exchange for area development fees, initial franchise fees, and royalties of 5% of a restaurant’s sales.

Revenue from initial franchises fees from individual franchise sales is recognized upon the opening of the franchised restaurant when we have performed all of our material obligations and initial services. Area development fees are dependent upon the number of restaurants in the territory, as are our obligations under the area development agreement. Consequently, as our obligations are met, area development fees are recognized in relation to the opening of each new restaurant and any royalty-free periods. Royalties are recognized as earned each period based on reported franchisees’ sales.

Sales from company-owned restaurant revenues are recognized as revenue at the point of the delivery of meals and services. All sales taxes are presented on a net basis and are excluded from revenue.

(o)	Franchise Operations

We enter into franchise agreements with unrelated third parties to build and operate restaurants using the Buffalo Wild Wings brand within a defined geographical area. We believe that franchising is an effective and efficient means to expand the Buffalo Wild Wings brand. The franchisee is required to operate its restaurants in compliance with its franchise agreement that includes adherence to operating and quality control procedures established by us. We have not provided loans, leases, or guarantees to the franchisee or the franchisee’s employees and vendors. If a franchisee became financially distressed, we have not provided financial assistance. If financial distress leads to a franchisee’s noncompliance with the franchise agreement and we elect to terminate the franchise agreement, we have the right but not the obligation to acquire the assets of the franchisee at fair value as determined by an independent appraiser. We have financial exposure for the collection of the royalty payments. U.S. franchisees generally remit royalty payments weekly for the prior week’s sales and international franchisees generally remit royalty payments within one month, which substantially minimizes our financial exposure. Historically, we have experienced insignificant write-offs of franchisee royalties. Initial franchise and area development fees are paid upon the signing of the related agreements. We also enter into franchise agreements with unrelated third parties to build and operate restaurants using the R Taco® brand.

(p)	Advertising Costs

Contributions to the national advertising fund and other advertising cooperatives related to company-owned restaurants are expensed as contributed and local advertising costs for company-owned restaurants are expensed as incurred. These costs totaled $66,111, $59,991, and $52,780, in fiscal years 2016, 2015, and 2014, respectively.

(q)	Pre-opening Costs

Costs associated with the opening of new company-owned restaurants are expensed as incurred.

(r)	Payments Received from Vendors

Vendor allowances include allowances and other funds received from vendors. Certain of these funds are determined based on various quantitative contract terms. We also receive vendor allowances from certain manufacturers and distributors calculated based upon purchases made by franchisees. Amounts that represent a reimbursement of costs incurred, such as advertising, are recorded as a reduction of the related expense. Amounts that represent a reduction of inventory purchase costs are recorded as a reduction of inventoriable costs. We record an estimate of earned vendor allowances based upon monthly purchases. We generally receive payment from vendors approximately 30 to 60 days from the end of a month for that month’s purchases. During fiscal 2016, 2015, and 2014, vendor allowances were recorded as a reduction in inventoriable costs, and cost of sales was reduced by $11,718, $10,938, and $11,186, respectively.

(s)	Restricted Assets and System-wide Payables

We have a national advertising fund that provides system-wide marketing and advertising for our U.S. Buffalo Wild Wings locations. Company-owned and franchised restaurants are required to remit a designated portion of restaurant sales to the national advertising fund that is used for marketing and advertising efforts throughout the system. That amount was 2.75% to 3.15% of restaurant sales in fiscal years 2016 and 2015, and 3% in fiscal year 2014. Certain payments received from various vendors are also deposited into the national advertising fund. These funds are used for development and implementation of brand initiatives and programs. As of December 25, 2016 and December 27, 2015, the national advertising fund liability was $24,303 and $21,967, respectively.

We have a system-wide gift card fund that consists of a cash balance, which is restricted to funding of future gift card redemptions and gift card related costs, receivables from retail gift card partners, and a corresponding liability for those outstanding gift cards which we believe will be redeemed in the future. As of December 25, 2016 and December 27, 2015, the gift card liability was $84,510 and $79,110, respectively. Income recognized for gift cards not redeemed, or breakage, is transferred to the national advertising fund.

We account for the assets and liabilities of these funds as “restricted assets” and “system-wide payables” on our accompanying consolidated balance sheets. The restricted assets of these funds are classified as current as they are expected to be utilized to fund short-term obligations of the national advertising and system-wide gift card funds.

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

Basic earnings per common share excludes dilution and is computed by dividing the net earnings attributable to Buffalo Wild Wings by the weighted average number of common shares outstanding during the period. Diluted earnings per common share include dilutive common stock equivalents consisting of stock options determined by the treasury stock method. Restricted stock units are contingently issuable shares subject to vesting based on performance and service criteria. Vesting typically occurs in the fourth quarter of the year when income targets have been met. Upon vesting, the shares to be issued are included in the diluted earnings per share calculation as of the beginning of the period in which the vesting conditions are satisfied. Restricted stock units included in diluted earnings per share are net of the required minimum employee withholding taxes.

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

Deferred lease credits consist of reimbursement of costs of leasehold improvements from our lessors and adjustments to recognize rent expense on a straight-line basis. Reimbursements are amortized on a straight-line basis over the term of the applicable lease. Leases typically have an initial lease term of between 10 and 15 years, and generally contain renewal options under which we may extend the terms for five years. Certain leases contain rent escalation clauses that require higher rental payments in later years. Leases may also contain rent holidays, or free rent periods, during the lease term. Rent expense is recognized on a straight-line basis over the term of the lease commencing at the start of our construction period for the restaurant, without consideration of renewal options, unless renewals are reasonably assured because failure to renew would result in an economic penalty.

(w)	Stock-Based Compensation

We maintain an equity incentive plan under which we may grant non-qualified stock options, incentive stock options, and restricted stock units to employees and non-employee directors. We also have an employee stock purchase plan (ESPP).

Stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options, and for expense related to the ESPP since the related purchase discounts exceeded the amount allowed for non-compensatory treatment. Restricted stock units vesting upon the achievement of certain performance targets are expensed based on the fair value on the date of grant, net of estimated forfeitures. The fair value for restricted stock units granted is estimated using the stock price on the date of grant. All stock-based compensation is recognized as general and administrative expense in our Consolidated Statement of Earnings.

Total stock-based compensation expense recognized in the consolidated statement of earnings for fiscal year 2016 was $325 before income taxes and consisted of restricted stock units, stock options, ESPP, and stock appreciation rights expense of $(1,953), $1,521, $831, and $(74) respectively. The related total tax detriment recognized in 2016 was $425.

Total stock-based compensation expense recognized in the consolidated statement of earnings for fiscal year 2015 was $13,647 before income taxes and consisted of restricted stock units, stock options, ESPP, and stock appreciation rights expense of $11,510, $1,393, $726, and $56, respectively. The related total tax benefit recognized in 2015 was $4,639.

Total stock-based compensation expense recognized in the consolidated statement of earnings for fiscal year 2014 was $14,253 before income taxes and consisted of restricted stock units, stock options, and ESPP expense of $12,474, $1,054, $705, and $20, respectively. The related total tax benefit recognized in 2014 was $4,917.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option valuation model with the following assumptions:

	Stock Options
	December 25, 2016	December 27, 2015	December 28, 2014
Expected dividend yield	0.0%	0.0%	0.0%
Expected stock price volatility	34.1%	34.3%	35.7%
Risk-free interest rate	1.4%	1.4%	1.7%
Expected life of options	4.7	5	5

	Employee Stock Purchase Plan
	December 25, 2016			December 27, 2015			December 28, 2014
Expected dividend yield		0.0%			0.0%			0.0%
Expected stock price volatility	29.3	—	35.3%	31.1	—	37.9%	45.5	—	45.9%
Risk-free interest rate		0.50%			0.23%			0.05%
Expected life of options		0.5			0.5			0.5

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

(x)	Self Insurance Liability

We are self-insured for a significant portion of our risks and associated liabilities with respect to workers’ compensation, general liability, and employee health benefits. The accrued liabilities associated with these programs are based on our estimate of the ultimate costs to settle known claims as well as claims that may have arisen but have not yet been reported to us as of the balance sheet date. Our estimated liabilities are not discounted and are based on information provided by our insurance brokers and insurers. As of December 25, 2016 and December 27, 2015 we accrued $5,322 and $5,474, respectively of the estimated liability in accrued compensation and benefits and $2,354 and $484, respectively of the estimated liability in accrued expenses in the consolidated balance sheet. State assessments for workers’ compensation are paid monthly.

(y)	Share Repurchase

As part of our publicly announced program, the Company repurchased shares through open market transactions at market value. Shares repurchased are immediately retired and are classified as authorized and unissued. The value of the shares repurchased are allocated between common stock and retained earnings at the weighted average of the original stock issuance price.

(z)	Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 “Revenue with Contracts from Customers (Topic 606).” ASU 2014-09 supersedes the current revenue recognition guidance, including industry-specific guidance. The guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March 2016, the FASB issued ASU 2016-04, “Liabilities - Extinguishments of Liabilities: Recognition of Breakage for Certain Prepaid Stored-Value Products.” ASU 2016-04 provides specific guidance for the derecognition of prepaid stored-value product liabilities. In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 provides specific guidance to determine whether an entity is providing a specified good or service itself or is arranging for the good or service to be provided by another party. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing.” ASU 2016-10 provides clarification on the subjects of identifying performance obligations and licensing implementation guidance. In December 2016, the FASB issued ASU 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.” ASU 2016-20 provides corrections or improvements on 13 issues that affect narrow aspects of the guidance issued in Topic 606.
The requirements for these standards relating to Topic 606 will be effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company expects to adopt these standards upon their effective date. We do not believe the new revenue recognition standard will materially impact our recognition of restaurant sales from company-owned restaurants or our recognition of continuing royalty fees from franchisees. We believe adoption of the new revenue recognition standard will impact our accounting for other fees charged to franchisees and transactions involving our advertising fund and gift card fund. We are currently unable to estimate the impact on our consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation: Improvement to Employee Share-Based Payment Accounting.” ASU 2016-09 provides guidance intended to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2016. The Company will adopt this standard at the beginning of fiscal year 2017. We are currently evaluating the impact of the updated guidance and believe the adoption of the guidance will impact our accounting for excess tax benefits and deficiencies as all excess tax benefits and deficiencies will be recognized in our income tax expense line item in our Consolidated Statement of Earnings in the period in which they occur. We are in the process of determining the financial statement impact and are currently unable to estimate the impact on our consolidated financial statements.
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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory.” ASU 2016-16 provide guidance on the income tax consequences of an intra-entity transfer of an asset other than inventory. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for any entity as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. We are currently evaluating the impact of the guidance, but do not believe it will materially impact our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows: Restricted Cash.” ASU 2016-18 provides guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for any entity in any interim or annual period. We are currently evaluating the impact of the guidance, but do not believe it will materially impact our consolidated financial statements.
We reviewed all other recently issued accounting pronouncements and concluded they are not applicable or not expected to be significant to our operations.

(aa)	Recently Adopted Accounting Standards
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

(2) Fair Value Measurements

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

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 25, 2016:

	Level 1	Level 2	Level 3	Total
Assets
Deferred Compensation - Mutual Funds	$9,134	—	—	9,134
Contingent Consideration	—	—	2,140	2,140
Liabilities
Deferred Compensation - Mutual Funds	9,014	—	—	9,014

The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 27, 2015:

	Level 1	Level 2	Level 3	Total
Assets
Deferred Compensation - Mutual Funds	9,043	—	—	9,043
Liabilities
Contingent Consideration	—	—	1,551	1,551
Deferred Compensation - Mutual Funds	8,958	—	—	8,958

Our deferred compensation assets and liabilities were composed of investments held for future needs of our non-qualified deferred compensation plan and are reported at fair market value, using the “market approach” valuation method. The “market approach” valuation method uses prices and other relevant information observable in market transactions involving identical assets and is a Level 1 approach. Our contingent consideration assets and liabilities represent amounts due and owed in association with a fiscal year 2015 acquisition. These assets and liabilities were valued using a Level 3 approach that utilizes the projected future performance of certain restaurants we acquired. The future performance of these acquired restaurants will ultimately determine the settlement amount of these assets and liabilities. Estimates of fair value are inherently uncertain and represent only management's reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results.

The following table summarizes the activity within Level 3 instruments:

	Fiscal Years Ended
	December 25, 2016	December 27, 2015
Beginning balance	(1,551)	—
Mark to market adjustment	3,691	(1,551)
Ending balance	2,140	(1,551)
Adjustments to the contingent consideration assets and liabilities are recognized in interest and other expense on the consolidated statements of earnings.
There were no significant transfers between the levels of the fair value hierarchy during the fiscal years ended December 25, 2016 and December 27, 2015.

Our financial assets and liabilities requiring a fair-value measurement on a non-recurring basis were not significant as of December 25, 2016 or December 27, 2015.

Non-financial assets and liabilities that are measured at fair value on a recurring basis

At December 25, 2016, we did not have any significant non-financial assets or liabilities that required a fair-value measurement on a recurring basis.

Non-financial assets and liabilities that are measured at fair value on a non-recurring basis

In regards to our impairment analysis, we generally estimate long-lived asset fair values, including property, plant and equipment and leasehold improvements, using the income approach. The inputs used to determine fair value relate primarily to future assumptions regarding restaurant sales and profitability and our discount rate assumption. These inputs are categorized as Level 3 inputs. The inputs used represent management’s assumptions about what information market participants would use in pricing the assets and are based upon the best information available at the balance sheet date.

During 2016 and 2015, we recorded an impairment charge of $2,830 and $1,458, respectively, for our underperforming restaurants.

In regards to our goodwill analysis, the fair value of the reporting unit is calculated using a market approach. The primary input used to determine fair value is the Company's stock price, which is an unadjusted quoted price in and active market that the Company has the ability to access. This inputs is categorized as a Level 1 input. During 2016 and 2015, we did not record any goodwill impairment charges.

Certain of our financial assets and liabilities are recorded at their carrying amounts which approximate fair value, based on their short-term nature or variable interest rate. These financial assets and liabilities include cash, accounts receivable, accounts payable, long-term debt, and other current assets and liabilities.

(3) Marketable Securities

Marketable securities consisted of the following:

	December 25, 2016	December 27, 2015
Trading
Mutual funds	—	9,043
Total	$—	9,043

Purchases of available-for-sale securities totaled $12,301 and sales totaled $23,300 in 2015.

Purchases of available-for-sale securities totaled $22,991 and sales totaled $12,000 in 2014.

Trading securities represent investments held for future needs of our non-qualified deferred compensation plan. As of December 25, 2016, the Company reclassified amounts previously presented on the Consolidated Balance Sheets as marketable securities to other assets. The amounts represent investments held in our non-qualified deferred compensation plan. We concluded that prior period balances were immaterial to current assets and total assets on our Consolidated Balance Sheet and therefore, we did not reclassify the marketable securities balance in prior periods.

4) Property and Equipment

Property and equipment consisted of the following:

	December 25, 2016	December 27, 2015
Construction in process	$19,120	18,662
Buildings	100,974	92,603
Capital leases and buildings under deemed landlord financing	29,840	25,105
Furniture, fixtures, and equipment	386,233	369,344
Leasehold improvements	614,307	553,736
Property and equipment, gross	1,150,474	1,059,450
Less accumulated depreciation	(557,668)	(454,738)
Property and equipment, net	$592,806	604,712

As of December 25, 2016 and December 27, 2015, we recorded assets under capital lease of $22,074 and $21,770, respectively and related accumulated amortization of $3,422 and $1,412, respectively. Amortization expense under capital leases is included within depreciation and amortization on the Consolidated Statement of Earnings.

Depreciation expense for 2016, 2015, and 2014 was $133,846, $120,060, and $93,773, respectively.

(5) Goodwill and Other Intangible Assets

Goodwill is summarized below:

	December 25, 2016	December 27, 2015
Beginning of year	$114,101	38,106
Additions	1,723	76,062
Adjustments	1,404	(67)
End of year	$117,228	114,101

Goodwill is not subject to amortization but nearly all is deductible for tax purposes.

Amortization expense primarily related to amortization of reacquired franchise rights, and also included amortization of capital lease assets and software licenses. Amortization expense for 2016, 2015, and 2014 was $18,294, $7,443, and $4,681, respectively.

Reacquired franchise rights consisted of the following:

	December 25, 2016	December 27, 2015
Reacquired franchise rights	$153,870	152,070
Accumulated amortization	(34,897)	(22,788)
Reacquired franchise rights, net	$118,973	129,282

Amortization expense related to reacquired franchise rights for 2016, 2015, and 2014 was $12,109, $7,301, and $4,652, respectively.

The weighted average amortization period is 14.1 years. Estimated future amortization expense related to reacquired franchise rights as of December 25, 2016 was as follows:

Fiscal year ending:
2017	$13,251
2018	12,009
2019	10,994
2020	10,076
2021	10,216
Thereafter	62,427
Total future amortization expense	$118,973

(6) Investments in Affiliates

We have a minority equity investment in Pie Squared Holdings, LLC, a California-based restaurant concept which had a balance of $3,920 and $6,726 for the fiscal years ended December 25, 2016 and December 27, 2015, respectively. As of December 25, 2016, Pie Squared Holdings operated 19 and franchised 26 PizzaRev fast-casual pizza restaurants, including 2 restaurants operated by us. We also have the right to open company-owned locations in certain states. Investments in affiliates is included in other assets in our Consolidated Balance Sheets.

(7) Lease Commitments

We have operating leases related to the majority of our restaurants and corporate offices that have various expiration dates. We have capital leases related to some of our restaurants and we also have certain leases where we are the deemed accounting owner and record the transaction as deemed landlord financing. Most of these leases contain renewal options. In addition to base rents, leases typically require us to pay our share of common area maintenance, insurance, real estate taxes, and other operating costs. Certain leases also include provisions for contingent rentals based upon sales.

Future minimum rental payments due under noncancelable operating leases, capital leases, deemed landlord financings and commitments for restaurants under development as of December 25, 2016 were as follows:

	Operating leases	Capital leases	Deemed landlord financing	Restaurants under development
Fiscal year ending:
2017	$85,498	4,949	1,483	1,104
2018	83,540	5,003	1,497	1,835
2019	78,283	5,063	1,510	1,841
2020	70,997	4,966	1,518	1,846
2021	61,184	4,841	1,574	1,852
Thereafter	328,846	21,541	7,134	17,302
Total future minimum lease payments	$708,348	46,363	14,716	25,780
Less amounts representing interest	—	(14,426)	(10,097)	—
Present value of obligations	—	31,937	4,619	—

In 2016, 2015, and 2014, we rented office space and restaurant space under operating leases. Rent expense, excluding our proportionate share of real estate taxes and building operating expenses, was as follows:

	Fiscal Years Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Minimum rents	$84,658	75,515	61,286
Percentage rents	1,468	1,409	1,019
Total	$86,126	76,924	62,305
Equipment and auto leases	$2,011	1,411	1,194

(8) Long-Term Debt and Capital Lease Obligations

The detail of our long-term debt and capital lease obligations as of December 25, 2016 is as follows:

	Average interest rate for the 12 months ended December 25, 2016	Maturity	December 25, 2016	December 27, 2015
Revolving credit facility	1.5%	October 2021	170,000	34,530
Capital lease and deemed landlord financing obligations	7.6%	Various through November 2030	39,057	38,571
Total debt and capital lease obligations			209,057	73,101
Less: current maturities			(3,745)	(2,147)
Total long-term debt and capital lease obligations			205,312	70,954

On October 6, 2016, we terminated our existing revolving credit facility and entered into a new credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association and other lenders. The Credit Agreement provides the Company with a committed $500,000 unsecured revolving credit facility, which expires on October 6, 2021. The revolving credit facility includes a letter of credit subfacility of $40,000 and a swingline loan subfacility of $20,000. Amounts borrowed on the revolving credit facility bear interest at either a base rate as set forth in the Credit Agreement plus an applicable margin ranging between 0.00% and 0.75%, or a LIBOR rate plus an applicable margin ranging between 1.00% and 1.75%, at the Company's option. The applicable margins are based on our consolidated total leverage ratio. We also pay a commitment fee ranging from 0.125% to 0.250% on the average unused portion of the facility at a rate per annum based on our consolidated total leverage ratio. As of December 25, 2016, our consolidated total leverage ratio was 0.67 to 1.00.

The Credit Agreement also contains covenants that require us to maintain certain financial ratios, including consolidated coverage and consolidated total leverage. The Credit agreement also contains other customary affirmative and negative covenants.

Maturities of long-term debt and capital lease obligations as of December 25, 2016 are as follows:

Fiscal year ending:
2017	$3,745
2018	2,639
2019	2,917
2020	3,246
2021	173,450
Thereafter	23,060
Total future maturities of long-term debt and capital lease obligations	$209,057

(9) Income Taxes

The components of earnings (loss) before taxes were as follows:

	Fiscal Years Ended
	December 25, 2016	December 27, 2015	December 28, 2014
United States	$136,935	140,737	142,352
Foreign	(2,931)	(4,596)	(6,945)
Total earnings before taxes	$134,004	136,141	135,407

The provision for income taxes consisted of the following:

	Fiscal Years Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Current:
Federal	$35,097	34,764	37,168
State	6,693	6,782	8,036
Deferred:
Federal	(288)	1,192	799
State	(756)	(1,253)	(3,294)
Foreign	(955)	(220)	(1,357)
Total income tax expense	$39,791	41,265	41,352

The following is a reconciliation of the expected federal income taxes (benefits) at the statutory rate of 35% to the actual provision for income taxes:

	Fiscal Years Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Expected federal income tax expense	$46,901	47,650	47,392
State income tax expense, net of federal effect	3,852	3,377	4,399
General business credits	(12,399)	(11,094)	(9,418)
Other, net	1,437	1,332	(1,021)
Total income tax expense	$39,791	41,265	41,352

Temporary differences comprising the net deferred tax assets and liabilities on the accompanying consolidated balance sheets are as follows:

	December 25, 2016	December 27, 2015
Deferred tax assets:
Unearned revenue	$4,466	4,386
Accrued compensation and benefits	5,892	5,339
Deferred lease credits	17,020	15,718
Stock-based compensation	252	4,030
Advertising costs	3,245	3,159
Insurance reserves	6,874	1,349
Capital lease and deemed landlord financing	14,532	14,659
Capitalized costs	1,135	1,167
State credits	1,679	1,848
Foreign tax credits	505	—
Cumulative translation adjustment	1,751	2,003
Foreign net operating loss/Other	7,204	6,248
Other	4,132	3,172
Total	$68,687	63,078

Deferred tax liabilities:
Depreciation	$67,670	69,002
Goodwill and other amortization	10,044	8,098
Prepaid expenses	2,925	1,398
Accrued bonus	1,029	2,058
Contingent consideration	1,403	—
Future taxes on foreign earnings	7,204	6,248
Total	$90,275	86,804

Net deferred tax liability	$21,588	$23,726

A valuation allowance is established when it is more likely than not that some portion of the deferred tax assets will not be realized. Realization is dependent upon the generation of future taxable income or the reversal of deferred tax liabilities during the periods in which those temporary differences become deductible. We consider the reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Since we believe sufficient future taxable income will be generated to utilize the benefits of the deferred tax assets, a valuation allowance has not been recognized. Our foreign net operating losses, foreign tax credits, and state tax credits begin expiring in 2030, 2023, and 2022, respectively.

The following is a reconciliation of the beginning and ending amount of unrecognized tax benefits:

	Fiscal Years Ended
	December 25, 2016	December 27, 2015
Beginning of year	$1,128	$598
Additions based on tax positions related to the current year	493	476
Additions based on tax positions related to prior years	218	108
Reductions based on settlements with tax authorities	(29)	(6)
Reductions based on expiration of statute of limitations	(55)	(48)
End of year	$1,755	$1,128

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During fiscal 2016, 2015, and 2014, interest and penalties of $64, $13, and ($25), respectively, were included in income tax expense. As of December 25, 2016, and December 27, 2015, interest and penalties related to unrecognized tax benefits totaled $155 and $51, respectively. Included in the balance at December 25, 2016 and December 27, 2015, are unrecognized tax benefits of $1,141 and $733, respectively, which if recognized, would affect the annual effective tax rate. The difference between these amounts and the amount reflected in the reconciliation above relates to the deferred U.S. federal income tax benefit on unrecognized tax benefits related to U.S. state income taxes.

The major jurisdictions in which the Company files income tax returns include the U.S. federal jurisdiction, Canada, Netherlands, and all states in the U.S. that have an income tax. With few exceptions, the Company is no longer subject to U.S. federal income tax examinations by tax authorities for years before fiscal 2013, state and local income tax examinations by tax authorities for fiscal years before 2012, and non-U.S. income tax examinations by tax authorities for fiscal years before 2011.

We regularly assess and reevaluate tax uncertainties by considering changes in current tax law, recent court decisions, and changes in the business. We do not anticipate total unrecognized tax benefits will significantly change due to settlement of audits and the expiration of statutes of limitations prior to December 31, 2017.

(10) Stockholders’ Equity

We have 1.6 million shares of common stock reserved for issuance under the current Equity Incentive Plan (Plan) for our employees, officers, and directors. The Plan has 641,933 shares available for grant as of December 25, 2016.

(a)	Stock Options

The exercise price for stock options issued under the Plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options become exercisable in four equal installments from the date of the grant and have a contractual life of seven years. Nonqualified stock options issued pursuant to the Plan have a four-year vesting period and have a contractual life of seven years. Incentive stock options may be granted under this plan until March 12, 2022. We issue new shares of common stock upon exercise of stock options. Option activity is summarized for the year ended December 25, 2016 as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual life (years)	Aggregate Intrinsic Value
Outstanding, December 27, 2015	131,248	$113.12	4.0	$7,051
Granted	42,889	152.03
Exercised	(22,033)	65.79
Forfeited	(5,280)	152.01
Expired	(1,200)	167.17
Outstanding, December 25, 2016	145,624	$129.89	4.1	$5,076
Exercisable, December 25, 2016	95,878	114.54	3.4	4,692

The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $160.10 as of the last business day of the year ended December 25, 2016, which would have been received by the optionees had all options been exercised on that date. As of December 25, 2016, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2,256, which is expected to be recognized over a weighted average period of approximately 2.3 years. During 2016, 2015, and 2014, the total intrinsic value of stock options exercised was $1,863, $7,021, and $3,029, respectively. During 2016, 2015, and 2014, the total fair value of options vested was $1,521, $1,361, and $1,138, respectively. During 2016, 2015, and 2014, the weighted average grant date fair value of options granted was $46.80, $59.11, and $50.23, respectively.

The following table summarizes our stock options outstanding at December 25, 2016:

			Options outstanding			Options exercisable
Range			Shares	Average remaining contractual life (years)	Weighted average exercise price	Shares	Weighted average exercise price
$53.75	—	53.75	13,466	1.0	$53.75	13,466	$53.75
87.53	—	94.42	42,159	2.6	90.06	42,159	90.06
147.52	—	147.55	55,031	5.2	147.54	24,437	147.53
169.15	—	182.97	34,968	5.3	179.46	15,816	180.59
			145,624			95,878

(b)	Restricted Stock Units

Restricted stock units are granted annually under the Plan at the discretion of the Compensation Committee of the Board of Directors.

In 2016, 2015, and 2014, we granted restricted stock units subject to three-year cliff vesting and a cumulative three-year earnings target. The number of units which vest at the end of the three-year period is based on performance against the target. These restricted stock units are subject to forfeiture if they have not vested at the end of the three-year period. Stock-based compensation is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date through the end of the performance period.

For each grant, restricted stock units meeting the performance criteria will vest as of the end of our fiscal year. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares needed for the required minimum employee withholding taxes. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for fiscal 2016 is as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 27, 2015	190,120	$161.06

Granted	130,881	148.31
Vested	(95,068)	145.66
Cancelled	(23,886)	161.24
Outstanding, December 25, 2016	202,047	$160.03

As of December 25, 2016, the stock-based compensation expense related to nonvested awards not yet recognized was $929, which is expected to be recognized over a weighted average period of 1.8 years. During fiscal years 2016 and 2015 the total grant date fair value of shares vested was $13,848 and $14,157, respectively. The weighted average grant date fair value of restricted stock units granted during 2016, 2015, and 2014 was $148.31, $180.60, and $147.46, respectively. During 2016, 2015, and 2014, we recognized $(1,953), $11,454, and $12,474 respectively, of stock-based compensation expense related to restricted stock units. The twelve-month period ended December 25, 2016 included reversals of $(3,222) of previously recognized expenses as we revised our estimate of financial performance.

(c)	Employee Stock Purchase Plan

We have reserved 600,000 shares of common stock for issuance under the ESPP. The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During 2016, 2015, and 2014, we issued 24,619, 18,510, and 17,040 shares, respectively, of common stock. As of December 25, 2016, we had 161,139 shares available for future issuance under the ESPP.

(11) Earnings Per Common Share

The following is a reconciliation of basic and fully diluted earnings per common share for fiscal 2016, 2015, and 2014:

	Fiscal year ended December 25, 2016
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$94,745
Earnings per common share	94,745	18,445,172	$5.14
Effect of dilutive securities – stock options	—	32,102
Effect of dilutive securities – restricted stock units	—	13,745
Earnings per common share – assuming dilution	$94,745	18,491,019	$5.12

	Fiscal year ended December 27, 2015
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$95,069
Earnings per common share	95,069	19,013,426	$5.00
Effect of dilutive securities – stock options	—	69,219
Effect of dilutive securities – restricted stock units	—	48,849
Earnings per common share – assuming dilution	$95,069	19,131,494	$4.97

	Fiscal year ended December 28, 2014
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$94,094
Earnings per common share	94,094	18,907,801	$4.98
Effect of dilutive securities – stock options	—	74,519
Effect of dilutive securities – restricted stock units	—	19,211
Earnings per common share – assuming dilution	$94,094	19,001,531	$4.95

The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been anti-dilutive or were performance-granted shares for which the performance criteria had not yet been met:

	December 25, 2016	December 27, 2015	December 28, 2014
Stock options	88,630	47,764	25,035
Restricted stock units	188,302	141,270	246,778

(12) Supplemental Disclosures of Cash Flow Information

	Fiscal Years Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Cash paid during the period for:
Income taxes	$20,796	47,150	48,988
Interest	3,850	1,634	152
Noncash financing and investing transactions:
Property and equipment not yet paid for	(3,438)	1,986	(46)
Tax withholding for restricted stock units	2,676	7,613	4,600
Issuance of note payable for investment in subsidiary	—	—	2,375
Increase in asset retirement obligation and liability	89	1,146	—
Increase in deemed landlord financing assets and obligations	3,954	4,945	—
Increase in other assets and liabilities from hosted software arrangements	1,550	—	—
Increase in contingent consideration liability	—	1,551	—

(13) Loss on Asset Disposals and Impairment

In 2016, 2015, and 2014, we closed restaurants resulting in a charge to earnings for remaining lease obligations, utilities, and other related costs. These charges were recognized as a part of the loss on asset disposals and impairment on our accompanying consolidated statements of earnings.

The following is a rollforward of the store closing reserve:

	Fiscal Years Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Beginning reserve balance	$—	28	13
Store closing costs incurred	298	503	315
Costs paid	(168)	(531)	(300)
Ending reserve balance	$130	—	28

During 2016, we recorded an impairment charge for the assets of three underperforming restaurants. An impairment charge of $2,830 was recorded to the extent that the carrying amount of the assets was not considered recoverable based on estimated discounted future cash flows and the underlying fair value of the assets. We recorded an impairment charge of $1,458 in 2015 for three underperforming restaurants. We recorded an impairment charge of $1,661 in 2014 for three underperforming restaurants.

The following is a summary of the loss on asset disposals and impairment charges recognized by us:

	Fiscal Years Ended
	December 25, 2016	December 27, 2015	December 28, 2014
Store closing charges	$298	503	315
Long-lived asset impairment	2,830	1,458	1,661
Remodels and other miscellaneous asset write-offs	5,306	5,501	1,851
Loss on asset disposals and impairment	$8,434	7,462	3,827

(14) Defined Contribution Plans

We have a defined contribution 401(k) plan whereby eligible employees may contribute pretax wages in accordance with the provisions of the plan. We match 100% of the first 3% and 50% of the next 2% of contributions made by eligible employees. Matching contributions of approximately $3,190, $2,823, and $2,907 were made by us during fiscal 2016, 2015, and 2014, respectively.

Under our Management Deferred Compensation Plan, our executive officers and certain other individuals are entitled to receive an amount equal to a percentage of their base salary ranging from 5.0% to 12.5% which is credited on a monthly basis to their deferred compensation account. Cash contributions of $583, $669, and $610 were made by us during 2016, 2015, and 2014, respectively. Such amounts are subject to certain vesting provisions, depending on length of employment and circumstances of employment termination. In addition, individuals may elect to defer a portion or all of their cash compensation.

(15) Related Party Transactions

It is our policy that all related party transactions must be disclosed and approved by the disinterested directors. We had no significant related party transactions in 2016, 2015 or 2014.

(16) Contingencies

We have a limited guarantee of the borrowings of Pie Squared Pizza, LLC, a subsidiary of Pie Squared Holdings, LLC, in the amount of $575. We do not believe that payment under this guarantee is probable as of December 25, 2016.

Litigation

On June 2, 2015, two of our former employees (the “plaintiffs”) filed a collective action under the Fair Labor Standards Act (“FLSA”) and putative class action under New York state law against us in the United States District Court for the Western District of New York. The claim alleges that we have a policy or procedure requiring employees who receive compensation in part through tip credits to perform work that is ineligible for tip credit compensation at a tip credit rate in violation of the FLSA and New York state law. On September 27, 2016, the plaintiffs amended their complaint to include putative class action claims under the laws of seven additional states: Arizona, Colorado, Florida, Illinois, Iowa, Pennsylvania and Wisconsin. We intend to vigorously defend this lawsuit. We believe there is a reasonable possibility of loss related to these claims, however, given the early stage of the case, we are currently unable to determine the potential range of exposure, if any.

In addition to the litigation described above, we are involved in various other legal matters arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

(17) Acquisitions of Businesses

During 2016, we acquired 1 existing Buffalo Wild Wings restaurant. During 2015, we acquired 54 Buffalo Wild Wings franchised restaurants through 5 acquisitions. We also acquired 1 R Taco franchised restaurant and 4 Buffalo Wild Wings restaurants under construction through these acquisitions.The total purchase price in 2016 and 2015 was $3,862 and $205,193, respectively, and was primarily paid in cash funded by cash from operations, the sale of marketable securities and proceeds from our revolving credit facility. The acquisitions were accounted for as business combinations. The assets acquired and liabilities assumed were recorded based on their fair values at the time of the acquisitions as detailed below:

	Fiscal Years Ended
	December 25, 2016	December 27, 2015
Inventory, prepaids, and other assets	$38	$4,821
Property and equipment	224	58,123
Lease and other liabilities	(14)	2,274
Reacquired franchise rights	1,890	99,040
Goodwill	1,724	76,062
Capital lease obligations	—	(34,424)
Liabilities	—	(703)
Total purchase price	$3,862	$205,193

The excess of the purchase price over the aggregate fair value of assets acquired was allocated to goodwill. The results of operations of these locations are included in our consolidated statements of earnings as of the date of acquisition. The acquisitions had an immaterial impact on net earnings for the fiscal years ended December 25, 2016 and December 27, 2015. Pro forma results are not presented, as the acquisitions were not considered material to our consolidated results of operations.

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

(18) Subsequent Event

On January 23, 2017, the board of directors approved a $400,000 increase in the Company’s share repurchase program, authorizing the repurchase of up to a total of $775,000 under the current program. The share repurchase program is now scheduled to expire on December 30, 2018.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 25, 2016, management conducted an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, management concluded that, as of December 25, 2016, our disclosure controls and procedures were effective.

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

Management conducted an evaluation of the effectiveness of the internal control over financial reporting as of December 25, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). Based on the evaluation performed, management concluded that, as of December 25, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation and presentation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting as of December 25, 2016 has been audited by KPMG LLP, an independent registered public company accounting firm, as stated in its report which contains an unqualified opinion on the effectiveness of our internal control over financial reporting. This report appears on page 39.

Changes in Internal Control over Financial Reporting

During the fourth quarter of fiscal 2015, we identified and disclosed material weaknesses in internal control over financial reporting as the Company did not maintain sufficient resources to identify and analyze changes in business activities. This contributed to inadequately designed controls over (1) the accounting for lease arrangements, including controls over the designation of leases as capital or operating, evaluation of build-to-suit lease arrangements, the evaluation of whether a variable interest in the lessor or leased property is created by the lease arrangement, and the recognition and measurement of leases acquired in a business combination; and (2) the review and approval of manual journal entries.

During the third quarter of fiscal 2016, we successfully completed the testing necessary to conclude that the material weaknesses had been remediated.

Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

Certain information required by Part III is incorporated by reference from our definitive Proxy Statement to be delivered to shareholders in connection with our 2017 Annual Meeting of Shareholders (the “Proxy Statement”).  Except for those portions specifically incorporated in this Form 10-K by reference to the Proxy Statement, no other portions of the Proxy Statement are deemed to be filed as part of this Form 10-K.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is contained in the sections entitled “Election of Directors,” “Compliance with Section 16(a) of the Exchange Act,” and “Corporate Governance” appearing in the Proxy Statement. Such information is incorporated herein by reference.

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

Executive Officers

The following sets forth certain information about our executive officers:

Sally J. Smith, 59, has served as our Chief Executive Officer and President since July 1996 and as a director since August 1996. She served as our Chief Financial Officer from 1994 to 1996. Prior to joining Buffalo Wild Wings, she was the Chief Financial Officer of Dahlberg, Inc., the manufacturer and franchisor of Miracle-Ear hearing aids, from 1983 to 1994. Ms. Smith began her career with KPMG LLP, an international audit, tax and advisory services firm. Ms. Smith holds an inactive CPA license. Ms. Smith serves on the board of the National Restaurant Association. She also serves on the boards of Alerus Financial Corporation and Allina Health Systems, which are privately held businesses, and Hormel Foods, Inc., which is a publicly traded company.

Alexander H. Ware, 54, has served as our Executive Vice President, Chief Financial Officer and Treasurer since October 2016. Prior to joining Buffalo Wild Wings, Mr. Ware served as executive chairman at MStar Holding Corp. from December 2012 to October 2016. He also served as the interim chief executive officer of MStar Holding Corp. from July 2013 until February 2014. From December 2012 to December 2015, he served as a senior advisor to Pohlad Companies. Previously, he served as executive vice president, strategic development, at Pohlad Companies from 2010 to December 2012. He served as chief financial officer of PepsiAmericas, Inc. from 2005 until its acquisition by PepsiCo, Inc. in 2010. Mr. Ware held earlier positions in banking and managing consulting before joining PepsiCo in 1994. Mr. Ware serves on the board of MStar Holding Corp., Barfresh Food Group and is a member of the Advisory Council of Stone Arch Capital, LLC.

James M. Schmidt, 57, has served as our Chief Operating Officer since January 2011. He served as our Executive Vice President and General Counsel from 2006 to January 2011. He served as our General Counsel and either Vice President or Senior Vice President from 2002 until 2006. Mr. Schmidt also served as our Secretary from 2002 until 2011, and he served as a director on our Board from 1994 to 2003. From 1997 to 2002, Mr. Schmidt was an attorney with the law firm of Robbins, Kelly, Patterson & Tucker.

Santiago M. Abraham, 43, has served as our Chief Information officer since December 2016. Prior to joining Buffalo Wild Wings, Mr. Abraham was a Vice President of Information Technology Strategy, Sourcing and Vendor Management at Royal Caribbean Cruises, LTD, from 2006 to December 2016. He served as a Senior Practice Manager of Transportation and Travel Service at Accenture, LTD, from 1997 to 2006. Mr. Abraham has served on the board of the United Way of Miami-Dade as an Information Technology Committee Member and as the campaign chair for Royal Caribbean.

Judith A. Shoulak, 57, has served as our EVP, President, North America Buffalo Wild Wings since January 2014. She served as Executive Vice President, North American Operations from October 2011 to January 2014, as Executive Vice President, Global Operations and Human Resources from January 2010 until October 2011, as our Senior Vice President, Operations, from 2004 to 2009, Senior Vice President, Human Resources from 2003 to 2004 and Vice President of Human Resources from 2001 to 2003. From 1993 to 2001, Ms. Shoulak served as Vice President of Field Human Resources of OfficeMax Incorporated. Ms. Shoulak also serves on the board of the Boys and Girls Club of the Twin Cities.

Lee R. Patterson, 42, has served as our Senior Vice President, Enterprise Strategy, Brand and Innovation since October 2016. He served as Senior Vice President, Guest Marketing Experience from January 2014 to September 2016. He served as Senior Vice President, Guest Experience and Innovation from October 2011 to December 2013, Senior Vice President, Information Technology from January 2011 until October 2011 and as our Vice President, Information Technology from 2008 until 2011. Mr. Patterson was with Applebee’s International, Inc. from 2003 to 2008, serving most recently as Director of Restaurant Systems.

Andrew D. Block, 48, has served as our Senior Vice President, Talent Management since January 2012. He served as Vice President, Talent Management from 2010 until January 2012. Mr. Block served as Director of Human Resources at C. H. Robinson Worldwide from December 2002 to April 2011. From 1996 to 2002, Mr. Block was with Wells Fargo Home Mortgage as Director of Human Resources. Earlier in his career Mr. Block worked in the Human Resources field for Ecolab and a subsidiary of Sony Corporation of America.

Emily C. Decker, 37, has served as our Senior Vice President, General Counsel and Secretary since April 2014. She served as our Vice President, General Counsel and Secretary from 2011 to April 2014 and as our Franchise Attorney from 2007 until 2011. From 2004 to 2007, Ms. Decker was an Associate at Briggs and Morgan, P.A.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in the sections entitled “Executive Compensation” and “Compensation Discussion and Analysis” appearing in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item relating to the security ownership of certain holders is contained in the sections entitled “Security Ownership of Officers and Directors,” “Security Ownership of Certain Beneficial Holders,” and “Equity Compensation Plan Information” appearing in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in the sections entitled “Corporate Governance” and “Certain Relationships and Related Transactions” appearing in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in the section entitled “Independent Registered Public Accounting Firm” appearing in the Proxy Statement. Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Financial Statements. The following consolidated financial statements are filed with this report and can be found at Item 8 of this Form 10-K.

Report of Independent Registered Public Accounting Firm dated February 17, 2017

Consolidated Balance Sheets as of December 25, 2016 and December 27, 2015

Consolidated Statements of Earnings for the Fiscal Years Ended December 25, 2016, December 27, 2015, and December 28, 2014

Consolidated Statements of Comprehensive Income for the Fiscal Years Ended December 25, 2016, December 27, 2015, and December 28, 2014

Consolidated Statements of Total Equity for the Fiscal Years Ended December 25, 2016, December 27, 2015, and December 28, 2014

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 25, 2016, December 27, 2015, and December 28, 2014

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

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 17, 2017	BUFFALO WILD WINGS, INC.

	By	/s/ SALLY J. SMITH
Sally J. Smith Chief Executive Officer and President (principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on February 17, 2017.

/s/ Sally J. Smith	/s/ Alexander H. Ware
Sally J. Smith, Chief Executive Officer, President and Director (principal executive officer)	Alexander H. Ware, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

*	*
James M. Damian, Director	Harry A. Lawton III, Director

*	*
Cindy L. Davis, Director	J. Oliver Maggard, Director

*	*
Andre J. Fernandez, Director	Jerry R. Rose, Director

*	*
Michael P. Johnson, Director	Harmit J.Singh, Director

*
Sally J. Smith, by signing her name hereto, does hereby sign this document on behalf of each of the above-named directors of the Registrant pursuant to powers of attorney duly executed by such persons.

By	/s/ Sally J. Smith
Sally J. Smith, Attorney-in-Fact

BUFFALO WILD WINGS, INC.
EXHIBIT INDEX TO FORM 10-K

For the Fiscal Year Ended:	Commission File No.
December 25, 2016	000-24743

Exhibit Number	Description

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

10.5	Form of Notice of Incentive Stock Option Award under the 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to our Form 8-K filed on February 22, 2008)(1)

10.6	2003 Equity Incentive Plan, as Amended and Restated on May 15, 2008 (incorporated by reference to Exhibit 10.1 to our Form 8-K filed May 21, 2008)(1)

10.7	The Executive Nonqualified Excess Plan as of May 15, 2008 (incorporated by reference to Exhibit 10.2 to our Form 8-K filed May 21, 2008)(1)

10.8	The Executive Nonqualified Excess Plan Adoption Agreement as of May 15, 2008 (incorporated by reference to Exhibit 10.3 to our Form 8-K filed May 21, 2008)(1)

10.9	Amended and Restated Employment Agreement dated September 16, 2008 with Sally J. Smith (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 22, 2008)(1)

10.10	Amended and Restated Employment Agreement dated September 16, 2008 with Mary J. Twinem (incorporated by reference to Exhibit 10.2 to our Form 8-K filed September 22, 2008)(1)

10.11	Amended and Restated Employment Agreement dated September16, 2008 with James M. Schmidt (incorporated by reference to Exhibit 10.3 to our Form 8-K filed September 22, 2008)(1)

10.12	Amended and Restated Employment Agreement dated September16, 2008 with Judith A. Shoulak (incorporated by reference to Exhibit 10.4 to our Form 8-K filed September 22, 2008)(1)

10.13	Employment Agreement dated September16, 2008 with Kathleen M. Benning (incorporated by reference to Exhibit 10.5 to our Form 8-K filed September 22, 2008)(1)

10.14*	Form of Employment Agreement for Executives(1)

10.15	Transition and Separation Agreement dated September 30, 2016 with Kathleen M. Benning (incorporated by reference to Exhibit 10.1 to our Form 8-K filed September 30, 2016)(1)

10.16	Amendment No. 1 to 2003 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on December 10, 2008)(1)

10.17	2012 Equity Incentive Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement filed March 22, 2012)(1)

10.18
Form of Notice of Performance-Based Restricted Stock Unit Award under the 2012 Equity Incentive Plan (Officer Level) (incorporated by reference to Exhibit 10.17 to our Form 10-K filed February 28, 2014)(1)

10.19	Form of Notice of Restricted Stock Unit Award under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to our Form 10-Q for the fiscal quarter ended March 27, 2016)(1)

10.20
Form of Notice of Performance-Based Restricted Stock Unit Award under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to our Form 10-Q for the fiscal quarter ended March 27, 2016)(1)

10.21	Form of Notice of Incentive Stock Option Award under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to our Form 10-K filed February 28, 2014)(1)

10.22	Form of Notice of Incentive Stock Option Award under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the fiscal quarter ended March 27, 2016)(1)

10.23	Form of Notice of Non-Qualified Stock Option Award under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the fiscal quarter ended March 27, 2016)(1)

10.24
Credit Agreement Dated as of February 2, 2013 with the lenders from time to time thereto and Wells Fargo Bank, National Association, as Administrative Agent and Issuing Lender (incorporated by reference to Exhibit 10.1 to our Form 8-K filed February 12, 2013)

10.25
First Amendment to Credit Agreement dated as of May 5, 2014, with the Lenders from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent and Issuing Lender (Incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the fiscal quarter ended March 30, 2014)

10.26
Second Amendment to Credit Agreement dated as of July 22, 2015 among Buffalo Wild Wings, Inc., the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to our Form 8-K filed on July 23, 2015)

10.27
Credit Agreement dated as of October 6, 2016 among Buffalo Wild Wings, Inc., the Lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender (incorporated by reference to our Form 8-K filed October 7, 2016)

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

101*
The following financial statements from the Company’s 10-K for the fiscal year ended December 25, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Stockholder's Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.

(1)	Management contract or compensatory arrangement required to be filed as an exhibit.