Form 10-Q
period 2017-03-26
BUFFALO WILD WINGS INC
filed 2017-04-28
CIK 1062449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒   NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☒  Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐  Emerging growth company  ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐   NO  ☒
The number of shares outstanding of the registrant’s common stock as of April 25, 2017: 16,140,269 shares.

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(unaudited)

	March 26, 2017	December 25, 2016
Assets
Current assets:
Cash	$38,611	49,266
Accounts receivable, net of allowance of $251	41,941	34,225
Inventory	14,917	16,532
Prepaid expenses	7,831	9,075
Refundable income taxes	—	1,018
Restricted assets	22,530	66,471
Total current assets	125,830	176,587

Property and equipment, net	567,214	592,806
Reacquired franchise rights, net	115,660	118,973
Other assets	42,331	41,625
Goodwill	117,228	117,228
Total assets	$968,263	1,047,219

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred revenue	$4,515	3,089
Accounts payable	33,370	45,797
Accrued compensation and benefits	34,672	47,304
Accrued expenses	31,135	32,347
Income tax payable	10,407	—
Current portion of long-term debt and capital lease obligations	4,043	3,745
Current portion of deferred lease credits	4,542	873
System-wide payables	63,322	108,814
Total current liabilities	186,006	241,969

Long-term liabilities:
Other liabilities	15,976	16,109
Deferred income taxes	18,686	21,588
Long-term debt and capital lease obligations, net of current portion	379,231	205,312
Deferred lease credits, net of current portion	40,913	44,341
Total liabilities	640,812	529,319

Commitments and contingencies (note 10)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 16,136,768 and 17,462,465 shares, respectively	139,927	147,234
Retained earnings	191,635	374,683
Accumulated other comprehensive loss	(3,810)	(3,878)
Total stockholders’ equity	327,752	518,039
Noncontrolling interests	(301)	(139)
Total equity	327,451	517,900
Total liabilities and equity	$968,263	1,047,219

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands except per share data)
(unaudited)

	Three months ended
	March 26, 2017	March 27, 2016
Revenue:
Restaurant sales	$509,205	483,911
Franchise royalties and fees	25,558	24,346
Total revenue	534,763	508,257
Costs and expenses:
Restaurant operating costs:
Cost of sales	160,001	143,823
Labor	161,034	149,129
Operating	77,540	69,680
Occupancy	28,463	26,723
Depreciation and amortization	38,877	37,549
General and administrative	32,752	31,665
Preopening	587	1,863
Loss on asset disposals and impairment	1,728	1,222
Total costs and expenses	500,982	461,654
Income from operations	33,781	46,603
Interest expense	2,358	840
Other expense (income)	1,160	(867)
Earnings before income taxes	30,263	46,630
Income tax expense	8,876	13,952
Net earnings including noncontrolling interests	21,387	32,678
Net earnings (loss) attributable to noncontrolling interests	(162)	(95)
Net earnings attributable to Buffalo Wild Wings	$21,549	32,773
Earnings per common share – basic	$1.26	1.73
Earnings per common share – diluted	$1.25	1.73
Weighted average shares outstanding – basic	17,163	18,922
Weighted average shares outstanding – diluted	17,187	18,957

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Net earnings including noncontrolling interests	$21,387	32,678
Other comprehensive loss (income):
Foreign currency translation adjustments, net of tax	(68)	(247)
Other comprehensive loss (income), net of tax	(68)	(247)
Comprehensive income including noncontrolling interests	21,455	32,925
Comprehensive earnings (loss) attributable to noncontrolling interests	(162)	(95)
Comprehensive income attributable to Buffalo Wild Wings	$21,617	33,020

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	Three months ended
	March 26, 2017	March 27, 2016
Cash flows from operating activities:
Net earnings including noncontrolling interests	$21,387	32,678
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	38,877	37,549
Loss on asset disposals	1,728	1,222
Deferred lease credits	1,911	2,067
Deferred income taxes	(2,902)	858
Stock-based compensation	617	1,404
Excess tax benefit from stock issuance	—	(33)
Change in fair value of contingent consideration	170	(1,106)
Loss on investments in affiliates	1,363	158
Change in operating assets and liabilities, net of effect of acquisitions:
Trading securities	—	(104)
Accounts receivable	(10,051)	(1,297)
Inventory	1,619	806
Prepaid expenses	1,245	889
Other assets	(2,927)	(428)
Deferred revenue	1,426	(181)
Accounts payable	(4,378)	(706)
Income taxes	11,425	22,813
Accrued expenses	(12,658)	(19,488)
Net cash provided by operating activities	48,852	77,101
Cash flows from investing activities:
Acquisition of property and equipment	(17,140)	(34,094)
Acquisition of businesses	—	(3,860)
Net cash used in investing activities	(17,140)	(37,954)
Cash flows from financing activities:
Proceeds from revolving credit facility	220,000	108,633
Repayments of revolving credit facility	(47,000)	(135,514)
Borrowings from restricted funds	933	22,622
Repurchases of common stock	(212,250)	(25,000)
Other financing activities	(1,123)	(500)
Issuance of common stock	769	434
Excess tax benefit from stock issuance	—	33
Tax payments for restricted stock units	(3,716)	(9,172)
Net cash used in financing activities	(42,387)	(38,464)
Effect of exchange rate changes on cash	20	(210)
Net increase (decrease) in cash	(10,655)	473
Cash at beginning of period	49,266	11,220
Cash at end of period	$38,611	11,693
See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 26, 2017 AND MARCH 27, 2016
(Dollar amounts in thousands except share and per share data)
(unaudited)

(1)	Basis of Financial Statement Presentation
The consolidated financial statements as of March 26, 2017 and December 25, 2016, and for the three-month periods ended March 26, 2017 and March 27, 2016 have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information as of March 26, 2017 and for the three-month periods ended March 26, 2017 and March 27, 2016 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.
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
At March 26, 2017 and March 27, 2016, we operated 634 and 603 company-owned restaurants, respectively, and had 616 and 587 franchised restaurants, respectively.
The financial information as of December 25, 2016 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 25, 2016, which are included in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 25, 2016, and should be read in conjunction with such financial statements.
The results of operations for the three-month period ended March 26, 2017 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 31, 2017.
Certain amounts as of March 27, 2016 have been reclassified to conform to the current year presentation. The Company previously classified depreciation and amortization separately on the consolidated statements of cash flows. The change in classification does not affect previously reported cash flows from operations, investing or financing activities in the consolidated statement of cash flows for any period.

(2)	Summary of Significant Accounting Policies
Our significant accounting policies are disclosed in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 25, 2016. There has been no significant change in our accounting policies since December 25, 2016.
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
The requirements for these standards relating to Topic 606 will be effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted for interim and annual periods beginning after December 15, 2016. The Company expects to adopt these standards upon their effective date. We do not believe the new revenue recognition standard will materially impact our recognition of restaurant sales from company-owned restaurants or our recognition of continuing royalty fees from franchisees. We believe adoption of the new revenue recognition standard will impact our accounting for other fees charged to franchisees and transactions involving our advertising and gift card fund. Historically, we have recognized revenue from initial franchise fees upon the opening of a franchised restaurant when we performed all of our material obligations and initial services. Upon the adoption of Topic 606, we will generally recognize initial franchise fees over the term of a franchise agreement. We are in the process of implementing this standard as we have drafted certain accounting policies. We will be finalizing accounting policies, selecting our transition method, quantifying the impact of adopting this standard, and designing internal controls during the fiscal year ended December 31, 2017. We are currently unable to estimate the impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, “Leases.” ASU 2016-02 requires for lease arrangements spanning more than 12 months, an entity to recognize an asset and liability. The updated guidance is effective for interim and annual periods beginning after December 15, 2018, and early adoption is permitted. We believe the adoption of ASU 2016-02 will materially impact our consolidated financial statements by significantly increasing our non-current assets and non-current liabilities on our consolidated balance sheets in order to record the right of use assets and related lease liabilities for our existing operating leases. Operating leases comprise the majority of our current lease portfolio. In regards to implementation, we are currently reviewing the accounting standard. We are currently unable to estimate the impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other: Simplifying the Test for Goodwill Impairment.” ASU 2017-04 eliminated Step 2 from the goodwill impairment test which required entities to compute the implied fair value of goodwill by determining the fair value of the reporting unit's assets and liabilities as if they were assets acquired and liabilities assumed in a business combination. Instead of Step 2, entities performing their annual impairment test will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value. Entities will continue to have the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. We do not believe the updated requirements will materially impact our consolidated financial statements.
We reviewed all other recently issued accounting pronouncements and concluded they are not applicable or not expected to be significant to our operations.
Recently Adopted Accounting Standards
We adopted the following standard as of December 26, 2016, which did not have a material impact on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation: Improvement to Employee Share-Based Payment Accounting.” ASU 2016-09 provides guidance intended to simplify accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance was effective for interim and annual periods beginning after December 15, 2016. Prospectively, all excess tax benefits and deficiencies are recognized in the income tax expense line item of our consolidated statements of earnings, and are included within our changes in incomes taxes line item on our consolidated statements of cash flows. We are continuing to estimate forfeitures for awards with a requisite service period, basing the accrual of compensation cost on the estimated number of awards that will vest.

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
The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of March 26, 2017:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Deferred Compensation - Mutual Funds	$9,660	—	—	9,660
Contingent Consideration	—	—	1,970	1,970
Liabilities
Deferred Compensation - Mutual Funds	9,231	—	—	9,231
The following table summarizes the financial instruments measured at fair value in our consolidated balance sheet as of December 25, 2016:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Deferred Compensation - Mutual Funds	$9,134	—	—	9,134
Contingent Consideration	—	—	2,140	2,140
Liabilities
Deferred Compensation - Mutual Funds	9,014	—	—	9,014
Our deferred compensation assets and liabilities were composed of investments held for future needs of our non-qualified deferred compensation plan and are reported at fair market value, using the “market approach” valuation method. The “market approach” valuation method uses prices and other relevant information observable in market transactions involving identical assets and is a Level 1 approach. Our contingent consideration assets represent amounts due related to a fiscal year 2015 acquisition. These assets were valued using a Level 3 approach that utilizes an option pricing model and the projected future performance of certain restaurants we acquired. The future performance of these acquired restaurants will ultimately determine the settlement amount of these assets. Estimates of fair value are inherently uncertain and represent only management's reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results.
The following table summarizes the activity within Level 3 instruments:

	Three Months Ended
	March 26, 2017	March 27, 2016
Beginning balance	$2,140	$(1,551)
Mark to market adjustment	(170)	1,106
Ending balance	$1,970	$(445)
Adjustments to the contingent consideration assets and liabilities are recognized in other expense (income) on the consolidated statements of earnings.
There were no significant transfers between the levels of the fair value hierarchy during either of the three-month periods ended March 26, 2017 and March 27, 2016.

(4)	Property and Equipment
Property and equipment consisted of the following:

	March 26, 2017	December 25, 2016
Construction in process	$13,214	19,120
Buildings	100,298	100,974
Capital leases and buildings under deemed landlord financing	31,467	29,840
Furniture, fixtures, and equipment	390,595	386,233
Leasehold improvements	621,175	614,307
Property and equipment, gross	1,156,749	1,150,474
Less accumulated depreciation	(589,535)	(557,668)
Property and equipment, net	$567,214	592,806
As of March 26, 2017 and December 25, 2016, we recorded assets under capital lease of $23,701 and $22,074, respectively and related accumulated amortization of $4,023 and $3,422, respectively. Amortization expense under capital leases is included within depreciation and amortization on the Consolidated Statements of Earnings.
Depreciation expense for the three-month periods ending March 26, 2017 and March 27, 2016 was $33,565 and $34,552, respectively.

(5)	Reacquired Franchise Rights
Reacquired franchise rights consisted of the following:

	March 26, 2017	December 25, 2016
Reacquired franchise rights	$153,870	153,870
Accumulated amortization	(38,210)	(34,897)
Reacquired franchise rights, net	$115,660	118,973
Amortization expense primarily related to amortization of reacquired franchise rights, and also included amortization of capital lease assets and software licenses. Amortization expense for the three-month periods ended March 26, 2017 and March 27, 2016 was $5,312 and $2,997, respectively.

(6)	Long-Term Debt and Capital Lease Obligations
Our long-term debt and capital lease obligations consisted of the following:

	Average interest rate for the three months ended March 26, 2017	Maturity	March 26, 2017	December 25, 2016
Revolving credit facility	1.9%	October 6, 2021	$343,000	170,000
Capital lease and deemed landlord financing obligations	8.8%	Various through November 2030	40,274	39,057
Total debt and capital lease obligations			383,274	209,057
Less current maturities			(4,043)	(3,745)
Total long-term debt and capital lease obligations			$379,231	205,312
On October 6, 2016, we terminated our then-existing revolving credit facility and entered into a new credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association and other lenders. The Credit Agreement provides the Company with a committed $700,000 unsecured revolving credit facility, which expires on October 6, 2021. The revolving credit facility includes a letter of credit subfacility of $40,000 and a swingline loan of $20,000. Amounts borrowed on the revolving credit facility bear interest at either a base rate as set forth in the Credit Agreement plus an applicable margin ranging between 0.00% and 0.75%, or a LIBOR rate plus an applicable margin ranging between 1.00% and 1.75%, at the Company's option. The applicable margins are based on our consolidated total leverage ratio. We also pay a commitment fee ranging from 0.125% to 0.250% on the average unused portion of the facility at a rate per annum based on our consolidated total leverage ratio. As defined in our Credit Agreement, our consolidated total leverage ratio is calculated, as of any date of determination, as our consolidated funded indebtedness on such date to Consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date. As of March 26, 2017, our consolidated total leverage ratio was 1.29.
The Credit Agreement also contains covenants that require us to maintain certain financial ratios, including consolidated coverage and consolidated total leverage. The Credit Agreement also contains other customary affirmative and negative covenants.

(7)	Stockholders' Equity
During the three-month period ended March 26, 2017, we repurchased 1,362,890 shares of our common stock for an aggregate purchase price of $212,250. The repurchased shares were concurrently retired and credited to authorized, but unissued stock. The repurchase of these shares and other activity resulted in a decrease in common stock of $7,653 and a decrease in retained earnings of $204,597 for the same period.
We have 1.6 million shares of common stock reserved for issuance under our 2012 Equity Incentive Plan (Plan) for our employees, officers, and directors. The Plan had 740,288 shares available for grant as of March 26, 2017.
Stock Options
The exercise price for stock options issued under the Plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options vest in 4 equal annual installments from the date of grant and have a contractual life of seven years. Nonqualified stock options issued pursuant to the Plan have a four-year vesting period, which vest in ratable annual installments, and have a contractual life of seven years. Incentive stock options may be granted under this plan until March 12, 2022. We issue new shares of common stock upon the exercise of stock options. Option activity for the three months ended March 26, 2017 is summarized as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, December 25, 2016	145,624	$129.89	4.1	$5,076
Granted	1,670	160.20
Exercised	(8,185)	84.54
Cancelled	(4,567)	158.52
Outstanding, March 26, 2017	134,542	$132.05	3.9	$3,241
Exercisable, March 26, 2017	88,007	$117.47	3.2	$3,222
The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $148.25 as of the last business day of the three-month period ended March 26, 2017, which would have been received by the optionees had all options been exercised and sold on that date. As of March 26, 2017, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,865, which is expected to be recognized over a weighted average period of approximately 2.2 years. During the three-month periods ended March 26, 2017 and March 27, 2016, the total intrinsic value of stock options exercised was $551 and $533, respectively. During the three-month periods ended March 26, 2017 and March 27, 2016, the weighted average grant date fair value of options was $44.93 and $0, respectively. During the three-month periods ended March 26, 2017 and March 27, 2016, the total fair value of options vested was $19 and $0, respectively.
Restricted Stock Units
Restricted stock units are granted annually under the Plan at the discretion of the Compensation Committee of our Board of Directors.
We grant restricted stock units subject to three-year cliff vesting and a cumulative three-year earnings target. The number of units that vest at the end of the three-year period is based on actual performance against the target. These restricted stock units are subject to forfeiture if they have not vested at the end of the three-year period. Stock-based compensation is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date through the end of the performance period.

For each grant, restricted stock units meeting the performance criteria will vest as of the end of the third fiscal year in the performance period, subject to a Plan-specified maximum number of shares that may be issued to any individual in any year in settlement of restricted stock units. The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares required for employee withholding taxes, which can be withheld up to the relevant jurisdiction's maximum statutory rate. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for the three months ended March 26, 2017 was as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 25, 2016	202,047	$160.03
Granted	5,400	166.62
Cancelled	(11,671)	163.13
Outstanding, March 26, 2017	195,776	$160.03
As of March 26, 2017, the total stock-based compensation expense related to nonvested awards not yet recognized was $1,154, which is expected to be recognized over a weighted average period of 1.9 years. The weighted average grant date fair value of restricted stock units granted during the three-month period ended March 26, 2017 was $166.62. We granted no restricted stock units during the three-month period ended March 27, 2016. No shares of restricted stock vested during the three-month periods ended March 26, 2017 and March 27, 2016. During the three-month periods ended March 26, 2017 and March 27, 2016, we recognized $155 and $1,111, respectively, of stock-based compensation expense related to restricted stock units.
Employee Stock Purchase Plan
We have reserved 600,000 shares of common stock for issuance under our Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the three-month periods ended March 26, 2017, and March 27, 2016, we issued no shares of common stock under the ESPP. As of March 26, 2017, we had 161,139 shares available for future issuance under the ESPP.

(8)	Earnings Per Common Share
The following is a reconciliation of basic and fully diluted earnings per common share for the three-month periods ended March 26, 2017 and March 27, 2016:

	Three Months Ended March 26, 2017
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$21,549
Earnings per common share	21,549	17,163,341	$1.26
Effect of dilutive securities – stock options	—	23,896
Earnings per common share – assuming dilution	$21,549	17,187,237	$1.25

	Three Months Ended March 27, 2016
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$32,773
Earnings per common share	32,773	18,922,040	$1.73
Effect of dilutive securities – stock options	—	35,044
Earnings per common share – assuming dilution	$32,773	18,957,084	$1.73

The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been antidilutive or were performance-granted shares for which the performance criteria had not yet been met:

	Three months ended
	March 26, 2017	March 27, 2016
Stock options	80,566	49,094
Restricted stock units	195,776	183,348

(9)	Supplemental Disclosures of Cash Flow Information

	Three months ended
	March 26, 2017	March 27, 2016
Cash paid (received) during the period for:
Income taxes	$243	(9,786)
Interest	2,268	867
Noncash financing and investing transactions:
Decrease in property and equipment not yet paid for	(8,055)	(3,326)
Increase in deemed owner assets and obligations	170	1,490
Increase in other assets and liabilities from hosted software arrangements	—	1,151
Increase in capital lease assets and obligations	1,631	—

(10)	Contingencies
We have a limited guarantee of the borrowings of Pie Squared Pizza, LLC, a subsidiary of Pie Squared Holdings, LLC, in the amount of $575. We did not believe that payment under this guarantee was probable as of March 26, 2017.
On June 2, 2015, two of our former employees (the “plaintiffs”) filed a collective action under the Fair Labor Standards Act (“FLSA”) and putative class action under New York state law against us in the United States District Court for the Western District of New York. The claim alleges that we have a policy or procedure requiring employees who receive compensation in part through tip credits to perform work that is ineligible for tip credit compensation at a tip credit rate in violation of the FLSA and New York state law. On September 27, 2016, the plaintiffs amended their complaint to include putative class action claims under the laws of seven additional states: Arizona, Colorado, Florida, Illinois, Iowa, Pennsylvania and Wisconsin. We intend to vigorously defend this lawsuit. We believe there is a reasonable possibility of loss related to these claims; however, given the early stage of the case, we are currently unable to determine the potential range of exposure, if any.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included in Item 1 of Part 1 of this Quarterly Report and the audited consolidated financial statements and related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016. This discussion and analysis contains certain statements that are not historical facts, including, among others, those relating to our anticipated financial performance for 2017, cash requirements, and our expected store openings and preopening costs. Such statements are forward-looking and speak only as of the date on which they are made. Actual results are subject to various risks and uncertainties including, but not limited to, those discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations as well as in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 25, 2016.
Critical Accounting Estimates
Our most critical accounting estimates, which are those that require significant judgment, include: valuation of long-lived assets, goodwill, business combinations, self-insurance liability, stock-based compensation and lessee involvement in construction. An in-depth description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016. There have been no changes to those policies during this period.
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
Overview
As of March 26, 2017, we owned and operated 634 company-owned restaurants, including 623 Buffalo Wild Wings®, 9 R Taco®, and 2 PizzaRev® restaurants in the United States and Canada. We intend to close the 2 PizzaRev restaurants in the second quarter of 2017, and will be converting them to small-format Buffalo Wild Wings restaurants. We also franchised an additional 616 restaurants, including 607 Buffalo Wild Wings restaurants and 9 R Taco restaurants. We are building for long-term future earnings growth by investing in Buffalo Wild Wings in the United States and Canada, international franchising and R Taco.
In 2017, we expect to open approximately 15 company-owned Buffalo Wild Wings restaurants, and we expect our franchisees to open approximately 15 Buffalo Wild Wings restaurants in the United States and 20 Buffalo Wild Wings restaurants internationally. We expect to open 2 company-owned R Taco restaurants and we expect our franchisees to open 12 to 15 R Taco restaurants.
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
Our revenue is generated by:

•
Sales at our company-owned restaurants, which represented 95% of total revenue in the first quarter of 2017. Food and non-alcoholic beverages accounted for 81% of restaurant sales. Alcoholic beverages accounted for the remaining 19% of restaurant sales. The menu items with the highest sales volumes in the first quarter of 2017 are boneless and traditional wings, each representing 22% of restaurant sales. In regards to our loyalty program, we are recording a deferral of revenue to account for the accrual of points until points begin to be redeemed or expire. In the first quarter, this deferral was a $1.5 million reduction to revenue.

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
Third, we continue to monitor and react to changes in our cost of sales. The cost of sales is difficult to predict, as it has ranged from 28.9% to 31.4% of restaurant sales per quarter in our 2016 fiscal year and through the first quarter of 2017, mostly due to price fluctuations in traditional chicken wings. Our ongoing efforts to reduce cost of sales include selling wings by portion, new purchasing strategies, menu price increases, and reduced food waste, as well as marketing promotions, menu additions, and menu changes that affect the percentage that traditional chicken wings represent of total restaurant sales. We will continue to monitor the cost of traditional chicken wings, as it can significantly change our cost of sales and restaurant-level profit. The price we pay for traditional chicken wings is based on the average of the previous month’s wing market plus mark-up for processing and distribution.
We generate cash from the operation of company-owned restaurants and from franchise royalties and fees. We highlight the specific costs associated with the ongoing operation of our company-owned restaurants in the consolidated statements of earnings under “Restaurant operating costs.” Our depreciation and amortization expense consists primarily of depreciation related to assets used by our company-owned restaurants and amortization of reacquired franchise rights. Preopening costs are those costs associated with opening new company-owned restaurants and will vary quarterly based on the number of new locations opening and under construction. Loss on asset disposals and impairment expense is related to company-owned restaurants and includes the costs associated with normal asset retirements, asset impairment charges, and closures of locations. General and administrative expenses are related to home office and field support provided to both company-owned restaurant and franchising operations. Interest expense consists of interest costs on our revolving credit facility, capital lease obligations, and deemed landlord financing obligations. Other expense (income) generally consists of our loss (gain) on our minority investment in Pie Squared Holdings, changes in the valuation of our contingent consideration, and changes in the valuation of our investments held for our deferred compensation plan.
We operate on a 52- or 53-week fiscal year ending on the last Sunday in December. Fiscal year 2017 is a 53-week year. Both of the first quarters of 2017 and 2016 consisted of 13 weeks.
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

	Three months ended
	March 26, 2017	March 27, 2016
Revenue:
Restaurant sales	95.2%	95.2
Franchise royalties and fees	4.8	4.8
Total revenue	100.0	100.0
Costs and expenses:
Restaurant operating costs:
Cost of sales	31.4	29.7
Labor	31.6	30.8
Operating	15.2	14.4
Occupancy	5.6	5.5
Depreciation and amortization	7.3	7.4
General and administrative	6.1	6.2
Preopening	0.1	0.4
Loss on asset disposals and impairment	0.3	0.2
Total costs and expenses	93.7	90.8
Income from operations	6.3	9.2
Interest expense	0.4	0.2
Other expense (income)	0.2	(0.2)
Earnings before income taxes	5.7	9.2
Income tax expense	1.7	2.7
Net earnings including noncontrolling interests	4.0	6.4
Net earnings (loss) attributable to noncontrolling interests	(0.0)	(0.0)
Net earnings attributable to Buffalo Wild Wings	4.0%	6.4
Use of Non-GAAP Measures
Information included in this discussion and analysis includes commentary on company-owned and franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Buffalo Wild Wings® concepts and the overall health of the concepts. Franchise restaurant information also provides an understanding of our revenues because franchise royalties and fees are based on the opening of franchised units and their sales. However, franchised restaurant sales and same-store sales information does not represent sales in accordance with U.S. Generally Accepted Accounting Principles (GAAP), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.
Restaurant-level profit and restaurant-level margin are neither required by, nor presented in accordance with, GAAP and are non-GAAP financial measures. Restaurant-level profit is defined as restaurant sales less restaurant operating costs (cost of sales, labor, operating, and occupancy expense). Restaurant-level margin is defined as restaurant-level profit as a percentage of restaurant sales. Restaurant-level profit and restaurant-level margin have limitations as analytical tools, and should not be evaluated in isolation or as substitutes for analysis of results as reported under GAAP. Management believes the restaurant-level profit and restaurant-level margin are important tools for investors because they are widely-used metrics within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. Management uses restaurant-level profit and restaurant-level margin as key performance indicators to evaluate the profitability of company-owned restaurants.

The number of company-owned and franchised restaurants open were as follows:

	Three Months Ended
	March 26, 2017			March 27, 2016
	Corporate	Franchise	Total	Corporate	Franchise	Total
Buffalo Wild Wings
Beginning of period	621	602	1,223	590	573	1,163
Opened	3	7	10	6	8	14
Acquired	—	—	—	1	(1)	—
Closed/relocated	(1)	(2)	(3)	(1)	—	(1)
End of period	623	607	1,230	596	580	1,176
R Taco
Beginning of period	8	7	15	4	6	10
Opened	1	2	3	1	1	2
Acquired	—	—	—	—	—	—
Closed/relocated	—	—	—	—	—	—
End of period	9	9	18	5	7	12
PizzaRev
Beginning of period	2	n/a	2	2	n/a	2
Opened	—	n/a	—	—	n/a	—
Acquired	—	n/a	—	—	n/a	—
Closed/relocated	—	n/a	—	—	n/a	—
End of period	2	n/a	2	2	n/a	2
Consolidated
End of the period	634	616	1,250	603	587	1,190
The restaurant sales for company-owned, franchised restaurants, and total system-wide sales were as follows (amounts in thousands):

	Three months ended
	March 26, 2017	March 27, 2016
Company-owned restaurant sales	$509,205	483,911
Franchised restaurant sales	506,051	482,838
System-wide sales	$1,015,256	966,749

Increases (decreases) in comparable same-store sales for Buffalo Wild Wings restaurants in the United States and Canada were as follows (based on restaurants operating at least fifteen months):

	Three months ended
	March 26, 2017	March 27, 2016
Company-owned same-store sales	0.5%	(1.7)%
Franchised same-store sales	0.6%	(2.4)%
The average prices paid per pound for chicken wings for company-owned Buffalo Wild Wings restaurants were as follows:

	Three months ended
	March 26, 2017	March 27, 2016
Average price per pound	$2.05	1.97

Restaurant-level profit and restaurant-level margin, including a reconciliation of restaurant sales to restaurant-level profit and restaurant-level margin, were as follows:

	Three months ended
	March 26, 2017	March 27, 2016
Restaurant sales	$509,205	483,911
Restaurant operating costs	427,038	389,355
Restaurant-level profit	$82,167	94,556
Restaurant-level margin	16.1%	19.5%

Results of Operations for the Three Months Ended March 26, 2017 and March 27, 2016
Restaurant sales increased by $25.3 million, or 5.2%, to $509.2 million in 2017 from $483.9 million in 2016. The increase in restaurant sales was due to a $23.0 million increase associated with four company-owned restaurants that opened in 2017 and the company-owned restaurants that opened or were acquired before 2017 that did not meet the criteria for same-store sales for all or part of the three-month period, and a $2.3 million increase related to a 0.5% increase in same-store sales at Buffalo Wild Wings restaurants.
Franchise royalties and fees increased by $1.2 million, or 5.0%, to $25.6 million in 2017 from $24.3 million in 2016. The increase was due to nine more franchise-owned restaurants that opened in 2017 and the franchise-owned restaurants that opened before 2017 that did not meet the criteria for same-stores sales for all or part of the three-month period, and a 0.6% increase in same-store sales for the franchised Buffalo Wild Wings restaurants in operation at the end of the period, compared to the same period in 2016.
Cost of sales increased by $16.2 million, or 11.2%, to $160.0 million in 2017 from $143.8 million in 2016, due primarily to the 31 additional company-owned restaurants compared to the same period in 2016. Cost of sales as a percentage of restaurant sales increased to 31.4% in 2017 from 29.7% in 2016, due to promotional activity and a change in sales mix compared to the first quarter of 2016, and higher chicken wing prices. During the first quarter of 2017, the average cost per pound for traditional chicken wings was $2.05, a 4.1% increase over the same period in 2016.
Labor expenses increased by $11.9 million, or 8.0%, to $161.0 million in 2017 from $149.1 million in 2016, due primarily to the 31 additional company-owned restaurants compared to the same period in 2016. Labor expenses as a percentage of restaurant sales increased to 31.6% in 2017 from 30.8% in 2016. Cost of labor as a percentage of restaurant sales increased primarily due to higher health care costs and increased compensation costs. These increases were partially offset by a decrease in workers' compensation expense.
Operating expenses increased by $7.9 million, or 11.3%, to $77.5 million in 2017 from $69.7 million in 2016, due primarily to the 31 additional company-owned restaurants compared to the same period in 2016. Operating expenses as a percentage of restaurant sales increased to 15.2% in 2017 from 14.4% in 2016. The increase in operating expenses as a percentage of restaurant sales was primarily due to increases in repair and maintenance expenses, cable entertainment expenses, and delivery fees.
Occupancy expenses increased by $1.7 million, or 6.5%, to $28.5 million in 2017 from $26.7 million in 2016, due primarily to the 31 additional company-owned restaurants compared to the same period in 2016. Occupancy expenses as a percentage of restaurant sales increased to 5.6% in 2017 from 5.5% in 2016.
Depreciation and amortization increased by $1.3 million, or 3.5%, to $38.9 million in 2017 from $37.5 million in 2016. The increase was primarily due to the additional depreciation related to the 31 additional company-owned restaurants compared to the same period in 2016. Depreciation and amortization as a percentage of total revenue decreased to 7.3% in 2017 from 7.4% in 2016, due primarily to leveraging on the same-store sales increase.
General and administrative expenses increased by $1.1 million, or 3.4%, to $32.8 million in 2017 from $31.7 million in 2016 primarily due to increases in professional fees and salary expense, partially offset by lower stock-based compensation. Stock-based compensation totaled $0.6 million in the first quarter and $1.4 million in the prior year. General and administrative expenses as a percentage of total revenue decreased to 6.1% in 2017 from 6.2% in 2016, primarily due to the decrease in stock-based compensation.
Preopening costs decreased by $1.3 million to $0.6 million in 2017 from $1.9 million in 2016. In 2017, we incurred costs of $0.5 million for four new company-owned restaurants opened in the first quarter of 2017 and no costs for restaurants that will open in the second quarter of 2017 or later. In 2016, we incurred costs of $1.3 million for seven new company-owned restaurants opened in the first quarter of 2016 and costs of $0.6 million for restaurants that opened in the second quarter of 2016 or later. Preopening costs per new company-owned Buffalo Wild Wings restaurant averaged $261,000 and $288,000, in the first quarters of 2017 and 2016, respectively.
Loss on asset disposals and impairment increased by $0.5 million to $1.7 million in 2017 from $1.2 million in 2016. The expense in 2017 represented the impairment of one store and the write-off of miscellaneous equipment. The expense in 2016 represented disposals due to remodels, and the write-off of miscellaneous equipment.
Interest expense increased to $2.4 million in 2017 from $0.8 million in 2016. The increase was primarily due to increased borrowings under our revolving credit facility and interest expense related to capital leases and deemed landlord financing obligations.
Other expense in 2017 consisted primarily of a loss on our minority investment in Pie Squared Holdings of $1.4 million, partially offset by income from investments held for our deferred compensation plan. Other income in 2016 consisted primarily of a gain related to the increase in fair value of our contingent consideration of $1.1 million.
Provision for income taxes decreased $5.1 million to $8.9 million in 2017 from $14.0 million in 2016. The effective tax rate decreased to 29.3% in 2017 from 29.9% in 2016 primarily due to employment credits. We estimate our annual effective tax rate in 2017 will be about 30% based on federal and state tax rates and credits currently in effect.
Liquidity and Capital Resources
Our primary liquidity and capital requirements have been for constructing, remodeling and maintaining our new and existing company-owned restaurants; working capital; acquisitions; improving technology; and other general business needs. We fund most of these expenses with cash from operations. Depending on the size of the transaction, acquisitions of businesses, investments in affiliates, and share repurchases would generally be funded from cash or additional borrowings under our revolving credit facility. Our cash balance at March 26, 2017 was $38.6 million, with $357.0 million remaining available under our revolving credit facility.
For the three months ended March 26, 2017, net cash provided by operating activities was $48.9 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash expenses, and an increase income taxes payable, partially offset by an increase in accounts receivable and a decrease in accrued expenses. The increase in income taxes payable was primarily due to the timing of estimated tax payments and refunds. The increase in accounts receivable was primarily due to the timing of credit card receipts. The decrease in accrued expenses was primarily due to the timing of payroll and payroll tax payments.
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
For the three months ended March 26, 2017 and March 27, 2016, net cash used in investing activities was $17.1 million and $38.0 million, respectively. Investing activities included purchases of property and equipment related to the additional company-owned restaurants and restaurants under construction in both periods as well as the acquisition of one franchised restaurants in 2016. During the first three months of 2017 and 2016, we opened or acquired four and eight restaurants, respectively. In 2017, we expect capital expenditures of approximately $100 million for the cost of new or relocated company-owned restaurants, technology improvements for our restaurant and corporate systems, and for capital expenditures at our existing restaurants.
For the three months ended March 26, 2017 and March 27, 2016, net cash used in financing activities was $42.4 million and $38.5 million, respectively. Net cash used in financing activities for 2017 primarily consisted of repurchases of our common stock of $212.3 million and repayments of our line of credit of $47.0 million, partially offset by proceeds from our line of credit of $220.0 million and short-term borrowings from our national advertising and gift card funds of $0.9 million. Additional cash used in financing activities was due to tax payments for restricted stock units of $3.7 million, partially offset by proceeds from the issuance of common stock of $0.8 million. Net cash used in financing activities for 2016 was primarily due to repayments of our line of credit of $135.5 million and repurchases of our common stock of $25.0 million, partially offset by proceeds from our line of credit of $108.6 million and short-term borrowings from our national advertising and gift card funds of $22.6 million. Additional cash used in financing activities was due to tax payments for restricted stock units of $9.2 million, partially offset by proceeds from the issuance of common stock of $0.4 million. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2017. We anticipate share repurchases of approximately $450 million to $500 million throughout fiscal year 2017.
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
The following table presents a summary of our contractual obligations and commitments as of March 26, 2017:

		Payments Due By Period (in thousands)
	Total	Less than One year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$697,637	86,259	162,375	130,709	318,294
Capital lease obligations	46,526	5,089	10,380	9,959	21,098
Deemed landlord financing obligations	14,339	1,487	3,009	3,118	6,725
Commitments for restaurants under development	32,669	1,075	4,643	4,715	22,236
Revolving credit facility	343,000	—	—	343,000	—
Other commitments	7,505	1,505	4,000	2,000	—
Total	$1,141,676	95,415	184,407	493,501	368,353
We believe the cash flows from our operating activities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Our future cash outflows related to income tax uncertainties amounted to $1,923 as of March 26, 2017. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.
Off-Balance Sheet Arrangements
As of March 26, 2017, we had no off-balance sheet arrangements or transactions.
Risk Factors/Forward-Looking Statements
The foregoing discussion and other statements in this report contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (“the Exchange Act”). Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. Our forward-looking statements generally relate to our growth strategy, financial results, sales efforts, franchise expectations, restaurant openings and related expense, and cash requirements. Although we believe there is reasonable basis for the forward-looking statements, our actual results could be materially different. While it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the risk factors that follow (all of which are discussed in greater detail in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 25, 2016). Investors are cautioned that all forward-looking statements involve risks and uncertainties and speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement.

•	Unfavorable publicity could harm our business.

•	Changes in consumer preferences or discretionary consumer spending could harm our performance.

•	Fluctuations in chicken wing prices could impact our operating income.

•	Litigation, including the defense and resolution of class and collective actions, could materially impact our business.

•	We may be unable to compete effectively in the restaurant industry.

•	If we are unable to identify and obtain suitable new restaurant sites and successfully open new restaurants, our revenue growth rate and profits may be reduced.

•	New restaurants added to our existing markets may take sales from existing restaurants, and existing restaurant performance in the future may vary from the past.

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

•	The sale of alcoholic beverages at our restaurants is a significant contributor to sales and margins and subjects us to additional regulations and potential liability.

•	Our inability to successfully and sufficiently raise menu prices could result in a decline in profitability.

•	We may not be able to attract and retain qualified Team Members and key executives to operate and manage our business.

•	Changes in employment laws or regulation could harm our performance.

•	We may be subject to increased labor costs.

•	We may be dependent on franchisees and their success.

•	We could face liability from or as a result of our franchisees.

•	The acquisition or divestiture of existing restaurants or other acquisitions or divestitures may have unanticipated consequences that could harm our business and our financial condition.

•	Our strategic growth and innovation activities may not perform in accordance with our expectations.

•	The R Taco and PizzaRev brands may not be successful.

•	Our international expansion may expose us to incremental risks.

•	Shortages or interruptions in the availability and delivery of food and other supplies may increase costs or reduce revenues.

•	A regional or global health pandemic could severely affect our business.

•	We are dependent on information technology and any material failure of that technology could impair our ability to efficiently operate our business.

•	A security failure in our information technology systems could expose us to potential liability and loss of revenues.

•	If we are unable to maintain our rights to use key technologies of third parties, our business may be harmed.

•	There is volatility in our stock price.

•	Our quarterly operating results may fluctuate due to the timing of special events and other factors.

•	An impairment in the carrying value of our goodwill or other intangible or long-lived assets could adversely affect our financial condition and consolidated results of operations.

•	We may be subject to increased insurance costs or our current insurance may not provide adequate levels of coverage.

•	We may not be able to protect our trademarks, service marks or trade secrets.

•	We adjust our capital structure from time to time and we may increase our level of debt which would make us more sensitive to the effects of economic downturns and could adversely affect our business.

•	Failure of our internal control over financial reporting could harm our business and financial results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to our investment securities, which are held to generate returns that seek to offset changes in liabilities related to the equity market risk of our deferred compensation arrangements.
Interest Rates
We are exposed to interest rate risk on the outstanding borrowings on our revolving credit facility. As of March 26, 2017, we had an outstanding balance of $343 million under the facility. Amounts borrowed on the revolving credit facility bear interest at either a base rate as set forth in the Credit Agreement plus an applicable margin ranging between 0.00% and 0.75%, or a LIBOR rate plus an applicable margin ranging between 1.00% and 1.75%, at the Company's option. The applicable margins are based on our consolidated total leverage ratio. Based on the amounts outstanding during the quarter ended March 26, 2017, a 10% increase in the interest rate under the revolving credit facility would result in approximately $0.5 million of additional annual interest expense.
Inflation
The primary inflationary factors affecting our operations are food, labor, restaurant operating and building costs. Substantial increases in these costs in any country that we operate in could impact operating results to the extent that such increases cannot be passed along through higher menu prices. A large number of our restaurant personnel are paid at rates based on the applicable federal and state minimum wages, and increases in the minimum wage rates and tip-credit wage rates could directly affect our labor costs. We typically lease our restaurant facilities under “triple net” leases that require us to pay real estate taxes, common area maintenance, insurance and other operating costs, which are generally subject to inflationary increases.
Commodity Price Risk
Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product and supply risks. We negotiate directly with independent suppliers for our supply of food and other products. Domestically, we have a distribution contract with McLane Company, Inc. that covers food, beverage, and packaging goods. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. A primary food product used by company-owned and franchised restaurants is traditional chicken wings. We work to counteract the effect of the volatility of traditional chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. Traditional chicken wings accounted for approximately 29.6% and 25.9%, of our cost of sales in the first quarters of 2017 and 2016, with a quarterly average price per pound of $2.05 and $1.97, respectively. If the monthly average wing price exceeds an upper threshold or falls below a lower threshold set in the contract, we split the impact with our suppliers, reducing our risk related to wing price fluctuations.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of March 26, 2017, management conducted an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In addition to the legal proceedings described in Note 10 to the consolidated financial statements included in Item 1 of our Quarterly Report on Form 10-Q, we are occasionally a defendant in litigation arising in the ordinary course of our business, including claims arising from personal injuries, contract claims, wage and hour and other employment-related claims, franchise-related claims, dram shop claims, and claims from guests or employees alleging injury, illness or other food quality, health or operational concerns. To date, none of these types of litigation, many of which are typically covered by insurance, has had a material effect on us. We have insured and continue to insure against many of these types of claims. A judgment on any claim not covered by or in excess of our insurance coverage could adversely affect our financial condition or results of operations.
ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES
This table below provides information with respect to our purchases of shares of Buffalo Wild Wings common stock during the three months ended March 26, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
December 26, 2016, through January 22, 2017	79,776	$153.56	79,776	$230,053,159
January 23, 2017, through February 19, 2017	472,059	$158.88	472,059	$555,053,228
February 20, 2017, through March 26, 2017	811,055	$154.12	811,055	$430,053,238
Total	1,362,890	$155.74	1,362,890	$430,053,238

(a)
Shares were repurchased pursuant to repurchase programs authorized by our Board of Directors. On August 16, 2016, we announced approval of a share repurchase program authorizing the repurchase of up to $375 million. The current program replaced the Prior Authorization effective as of August 11, 2016. On January 24, 2017, we announced an amendment to the current program to authorize up to an additional $400 million of additional repurchases under the current program. The current program is scheduled to expire on December 30, 2018. Shares repurchased under the current program may be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases will depend upon market conditions and other corporate considerations.

ITEM 6. EXHIBITS
See the Exhibit Index following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	April 28, 2017	BUFFALO WILD WINGS, INC.

		By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer (on behalf of registrant)

		By:	/s/ Alexander H. Ware
Alexander H. Ware, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX
BUFFALO WILD WINGS, INC.
FORM 10-Q FOR QUARTER ENDED MARCH 26, 2017

Exhibit Number	Description
3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2008, file no. 000-24743).

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed May 27, 2009, file no. 000-24743).

10.1	Declaration of Amendment to the 2012 Equity Incentive Plan dated February 14, 2017.

10.2
First Amendment to Credit Agreement and Incremental Facility Agreement, dated as of March 2, 2017, with the lenders party thereto and Wells Fargo Bank, National Association, as administrative agent, swingline lender and issuing lender (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed March 6, 2017, file no. 000-24743).

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

101
The following financial statements from the Company’s 10-Q for the fiscal quarter ended March 26, 2017 formatted in XBRL: (i) consolidated balance sheet, (ii) consolidated statement of earnings, (iii) consolidated statement of comprehensive income, (iv) consolidated statement of cash flows, and (v) notes to consolidated financial statements.