Form 10-Q
period 2017-06-25
BUFFALO WILD WINGS INC
filed 2017-07-26
CIK 1062449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES  ☒   NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer          ☒      Accelerated filer              ☐
Non-accelerated filer          ☐        Smaller reporting company      ☐
Emerging growth company      ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐   NO  ☒
The number of shares outstanding of the registrant’s common stock as of July 19, 2017: 15,500,482 shares.

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(unaudited)

	June 25, 2017	December 25, 2016
Assets
Current assets:
Cash	$19,941	49,266
Accounts receivable, net of allowance of $251	37,927	34,225
Inventory	15,080	16,532
Prepaid expenses	7,503	9,075
Refundable income taxes	4,483	1,018
Restricted assets	24,532	66,471
Total current assets	109,466	176,587

Property and equipment, net	551,317	592,806
Reacquired franchise rights, net	112,348	118,973
Other assets	39,889	41,625
Goodwill	117,228	117,228
Total assets	$930,248	1,047,219

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred revenue	$8,316	3,089
Accounts payable	37,887	45,797
Accrued compensation and benefits	43,944	47,304
Accrued expenses	33,367	32,347
Current portion of long-term debt and capital lease obligations	3,599	3,745
Current portion of deferred lease credits	4,685	873
System-wide payables	58,588	108,814
Total current liabilities	190,386	241,969

Long-term liabilities:
Other liabilities	16,529	16,109
Deferred income taxes	15,166	21,588
Long-term debt and capital lease obligations, net of current portion	426,074	205,312
Deferred lease credits, net of current portion	40,866	44,341
Total liabilities	689,021	529,319

Commitments and contingencies (note 10)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 15,491,688 and 17,462,465 shares, respectively	139,334	147,234
Retained earnings	106,135	374,683
Accumulated other comprehensive loss	(3,808)	(3,878)
Total stockholders’ equity	241,661	518,039
Noncontrolling interests	(434)	(139)
Total equity	241,227	517,900
Total liabilities and equity	$930,248	1,047,219

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands except per share data)
(unaudited)

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Revenue:
Restaurant sales	$475,665	466,583	984,870	950,494
Franchise royalties and fees	24,315	23,595	49,873	47,941
Total revenue	499,980	490,178	1,034,743	998,435
Costs and expenses:
Restaurant operating costs:
Cost of sales	152,714	138,480	312,715	282,303
Labor	154,324	149,375	315,358	298,504
Operating	74,628	68,180	152,168	137,860
Occupancy	28,126	27,205	56,589	53,928
Depreciation and amortization	38,103	37,953	76,980	75,502
General and administrative	39,155	29,821	71,907	61,486
Preopening	917	1,838	1,504	3,701
Loss on asset disposals and impairment	2,628	1,874	4,356	3,096
Total costs and expenses	490,595	454,726	991,577	916,380
Income from operations	9,385	35,452	43,166	82,055
Interest expense	3,334	846	5,692	1,686
Other expense (income)	(5,940)	1,028	(4,780)	161
Earnings before income taxes	11,991	33,578	42,254	80,208
Income tax expense	3,342	10,033	12,218	23,985
Net earnings including noncontrolling interests	8,649	23,545	30,036	56,223
Net loss attributable to noncontrolling interests	(133)	(157)	(295)	(252)
Net earnings attributable to Buffalo Wild Wings	$8,782	23,702	30,331	56,475
Earnings per common share – basic	$0.55	1.27	1.83	3.01
Earnings per common share – diluted	$0.55	1.27	1.83	3.00
Weighted average shares outstanding – basic	15,983	18,605	16,573	18,764
Weighted average shares outstanding – diluted	16,048	18,636	16,619	18,797

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(unaudited)

Net earnings including noncontrolling interests	$8,649	23,545	30,036	56,223
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(2)	(134)	(70)	(381)
Other comprehensive income, net of tax	(2)	(134)	(70)	(381)
Comprehensive income including noncontrolling interests	8,651	23,679	30,106	56,604
Comprehensive loss attributable to noncontrolling interests	(133)	(157)	(295)	(252)
Comprehensive income attributable to Buffalo Wild Wings	$8,784	23,836	30,401	56,856

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	Six months ended
	June 25, 2017	June 26, 2016
Cash flows from operating activities:
Net earnings including noncontrolling interests	$30,036	56,223
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	76,980	75,502
Loss on asset disposals and impairment	4,356	3,096
Deferred lease credits	1,548	3,380
Deferred income taxes	(6,489)	2,397
Stock-based compensation	4,021	2,108
Excess tax benefit from stock issuance	—	(35)
Change in fair value of contingent consideration	359	(1,106)
Gain on sale of investment in affiliate	(5,692)	—
Loss on investments in affiliate	1,488	1,247
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(6,007)	802
Inventory	1,458	1,418
Prepaid expenses	1,573	567
Other assets	(4,334)	(2,462)
Deferred revenue	5,227	118
Accounts payable	(2,004)	(3,520)
Income taxes	(3,465)	16,607
Accrued expenses	(294)	(6,943)
Net cash provided by operating activities	98,761	149,399
Cash flows from investing activities:
Acquisition of property and equipment	(34,553)	(70,630)
Acquisition of businesses	—	(3,862)
Proceeds from sale of investment in affiliate	8,126	—
Net cash used in investing activities	(26,427)	(74,492)
Cash flows from financing activities:
Proceeds from revolving credit facility	330,000	286,873
Repayments of revolving credit facility	(110,000)	(263,343)
Borrowings from (payments to) restricted funds	(6,533)	12,288
Repurchases of common stock	(312,249)	(99,981)
Other financing activities	(1,715)	(1,065)
Issuance of common stock	2,570	1,960
Excess tax benefit from stock issuance	—	35
Tax payments for restricted stock units	(3,796)	(9,172)
Net cash used in financing activities	(101,723)	(72,405)
Effect of exchange rate changes on cash	64	(87)
Net increase (decrease) in cash	(29,325)	2,415
Cash at beginning of period	49,266	11,220
Cash at end of period	$19,941	13,635
See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 25, 2017 AND JUNE 26, 2016
(Dollar amounts in thousands except share and per share data)
(unaudited)

(1)	Basis of Financial Statement Presentation
The consolidated financial statements as of June 25, 2017 and December 25, 2016, and for the three- and six-month periods ended June 25, 2017 and June 26, 2016 have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information as of June 25, 2017 and for the three- and six-month periods ended June 25, 2017 and June 26, 2016 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.
References in the remainder of this document to “the Company,” “we,” “us” and “our” refer to the business of Buffalo Wild Wings, Inc. and its wholly and majority owned subsidiaries. We operate Buffalo Wild Wings® and R Taco® restaurants, as well as sell Buffalo Wild Wings and R Taco restaurant franchises. In exchange for initial and continuing franchise fees, we give franchisees the right to use the brand names. We operate as a single segment for reporting purposes.
At June 25, 2017 and June 26, 2016, we operated 635 and 609 company-owned restaurants, respectively, and had 624 and 596 franchised restaurants, respectively.
The financial information as of December 25, 2016 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 25, 2016, which are included in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 25, 2016, and should be read in conjunction with such financial statements.
The results of operations for the three- and six-month periods ended June 25, 2017 are not necessarily indicative of the results of operations that may be achieved for the entire year ending December 31, 2017.

(2)	Summary of Significant Accounting Policies
Our significant accounting policies are disclosed in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 25, 2016.
In 2017, we completed our implementation of a customer loyalty program, Blazin' Rewards®. The program allows members to earn points when they make purchases at our restaurants. We record the retail value of the points as a reduction of restaurant sales and establish a liability within deferred revenue as the points are earned. The revenue associated with the points is recognized upon the earlier of redemption or expiration of the points. Points generally expire after six months of inactivity.
There have been no other significant changes in our accounting policies since December 25, 2016.
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
The requirements for these standards relating to Topic 606 will be effective for interim and annual periods beginning after December 15, 2017. The Company expects to adopt these standards upon their effective date. We do not expect the new revenue recognition standard to materially impact our recognition of restaurant sales from company-owned restaurants or our recognition of continuing royalty fees from franchisees.
We expect adoption of the new revenue recognition standard to materially impact our accounting for advertising fees charged to franchisees and other transactions involving our advertising and gift card funds. Upon the adoption of Topic 606, we expect to present advertising contributions received from franchisees as revenue and to record all expenses of the national advertising fund as incurred and therefore expect that this will increase revenues and expenses on our consolidated statements of earnings. We currently record contributions to the national advertising fund related to company-owned restaurants as expenses when contributed.
We also expect the adoption of Topic 606 to impact our accounting for initial franchise fees. Currently, we recognize revenue from initial franchise fees upon the opening of a franchised restaurant when we have performed all of our material obligations and initial services. Upon the adoption of Topic 606, we expect to recognize the revenue related to initial franchise fees over the term of the related franchise agreement.
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
In May 2017, the FASB issued ASU 2017-09, “Compensation - Stock Compensation: Scope of Modification Accounting.” ASU 2017-09 provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The updated guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. We do not believe the updated requirements will materially impact our consolidated financial statements.
We reviewed all other recently issued accounting pronouncements and concluded they are not applicable or not expected to be material to our financial statements.

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
The following table summarizes the financial instruments measured at fair value on a recurring basis in our consolidated balance sheet as of June 25, 2017:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Deferred Compensation - Mutual Funds	$10,227	—	—	10,227
Liabilities
Deferred Compensation - Mutual Funds	9,489	—	—	9,489
The following table summarizes the financial instruments measured at fair value on a recurring basis in our consolidated balance sheet as of December 25, 2016:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Deferred Compensation - Mutual Funds	$9,134	—	—	9,134
Contingent Consideration	—	—	2,140	2,140
Liabilities
Deferred Compensation - Mutual Funds	9,014	—	—	9,014
Our deferred compensation assets and liabilities were composed of investments held for future needs of our non-qualified deferred compensation plan and are reported at fair market value, using the “market approach” valuation method. The “market approach” valuation method uses prices and other relevant information observable in market transactions involving identical assets and is a Level 1 approach. Our contingent consideration assets represented amounts due related to a fiscal year 2015 acquisition. These assets were initially valued using a Level 3 approach that utilized an option pricing model and the projected future performance of certain restaurants we acquired, and the valuation was updated for the actual performance of the restaurants. Estimates of fair value are inherently uncertain and represent only management's reasonable expectation regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results.
The following table summarizes the activity within Level 3 instruments:

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Beginning balance	$1,970	(445)	2,140	(1,551)
Mark to market adjustment	(189)	—	(359)	1,106
Transfers out of Level 3 (a)	(1,781)	—	(1,781)	—
Ending balance	$—	(445)	—	(445)
(a) The Company's policy is to recognize transfers in and out of Level 3 as of the date of the event or circumstances that caused the transfer.
Adjustments to the contingent consideration assets and liabilities are recognized in other expense (income) on the consolidated statements of earnings.
There were no significant transfers between the levels of the fair value hierarchy during either of the six-month periods ended June 25, 2017 or June 26, 2016.
Non-financial assets and liabilities that are measured at fair value on a non-recurring basis
For purposes of our impairment analysis, we generally estimate long-lived asset fair values, including property, plant and equipment and leasehold improvements, using the income approach. The inputs used to determine fair value relate primarily to future assumptions regarding restaurant sales and profitability and our discount rate assumption. These inputs are categorized as Level 3 inputs. The inputs used represent management’s assumptions about what information market participants would use in pricing the assets and are based upon the best information available at the balance sheet date.

During the three months ended June 25, 2017 and June 26, 2016, we recorded impairment charges of $1,676 and $0, respectively, for our underperforming restaurants in the loss on asset disposals and impairment line item on our consolidated statements of earnings. During the six months ended June 25, 2017 and June 26, 2016, we recorded impairment charges of $2,871 and $0, respectively.

(4)	Property and Equipment
Property and equipment consisted of the following:

	June 25, 2017	December 25, 2016
Construction in process	$21,170	19,120
Buildings	100,332	100,974
Capital leases and buildings under deemed landlord financing	31,467	29,840
Furniture, fixtures, and equipment	391,458	386,233
Leasehold improvements	621,874	614,307
Property and equipment, gross	1,166,301	1,150,474
Less accumulated depreciation	(614,984)	(557,668)
Property and equipment, net	$551,317	592,806
As of June 25, 2017 and December 25, 2016, we recorded assets under capital leases of $23,701 and $22,074, respectively and related accumulated amortization of $4,653 and $3,422, respectively. Amortization expense under capital leases is included within depreciation and amortization on the Consolidated Statements of Earnings.
Depreciation expense for the three-month periods ending June 25, 2017 and June 26, 2016 was $32,871 and $31,841, respectively. Depreciation expense for the six-month periods ending June 25, 2017 and June 26, 2016 was $66,436 and $66,393, respectively.

(5)	Reacquired Franchise Rights
Reacquired franchise rights consisted of the following:

	June 25, 2017	December 25, 2016
Reacquired franchise rights	$153,870	153,870
Accumulated amortization	(41,522)	(34,897)
Reacquired franchise rights, net	$112,348	118,973
Amortization expense is primarily related to amortization of reacquired franchise rights, and also includes amortization of capital lease assets and software licenses. Amortization expense for the three-month periods ended June 25, 2017 and June 26, 2016 was $5,232 and $6,112, respectively. Amortization expense for the six-month periods ended June 25, 2017 and June 26, 2016 was $10,544 and $9,109, respectively.

(6)	Long-Term Debt and Capital Lease Obligations
Our long-term debt and capital lease obligations consisted of the following:

	Average interest rate for the six months ended June 25, 2017	Maturity	June 25, 2017	December 25, 2016
Revolving credit facility	2.2%	October 2021	$390,000	170,000
Capital lease and deemed landlord financing obligations	8.9%	Various through November 2030	39,673	39,057
Total debt and capital lease obligations			429,673	209,057
Less current maturities			(3,599)	(3,745)
Total long-term debt and capital lease obligations			$426,074	205,312
On October 6, 2016, we terminated our then-existing revolving credit facility and entered into a new credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association and other lenders. The Credit Agreement provides the Company with a committed $700,000 unsecured revolving credit facility, which expires on October 6, 2021. The revolving credit facility includes a letter of credit subfacility of $40,000 and a swingline loan of $20,000. Amounts borrowed on the revolving credit facility bear interest at either a base rate as set forth in the Credit Agreement plus an applicable margin ranging between 0.00% and 0.75%, or a LIBOR rate plus an applicable margin ranging between 1.00% and 1.75%, at the Company's option. The applicable margins are based on our consolidated total leverage ratio. We also pay a commitment fee ranging from 0.125% to 0.250% on the average unused portion of the facility at a rate per annum based on our consolidated total leverage ratio. As defined in our Credit Agreement, our consolidated total leverage ratio is calculated, as of any date of determination, as our consolidated funded indebtedness on such date to Consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date. Consolidated funded indebtedness is defined as sum of all interest-bearing indebtedness of the Company. As of June 25, 2017, our consolidated total leverage ratio was 1.57.
The Credit Agreement also contains covenants that require us to maintain certain financial ratios, including consolidated coverage and consolidated total leverage. The Credit Agreement also contains other customary affirmative and negative covenants. As of June 25, 2017, we were in compliance with all of these covenants.

(7)	Stockholders' Equity
During the six-month period ended June 25, 2017, we repurchased 2,022,488 shares of our common stock at an aggregate purchase price of $312,249. The repurchased shares were concurrently retired and credited to authorized but unissued stock as we are able to reissue these shares. The repurchase of these shares and other activity resulted in a decrease in common stock of $13,371 and a decrease in retained earnings of $298,878.
The shareholders of the Company approved the Company’s 2017 Incentive Compensation Plan (the “2017 Plan”) on June 2, 2017 (the “Approval Date”). The Company’s authority to grant new awards under the 2012 Equity Incentive Plan ( the “2012 Plan”) terminated upon shareholder approval of the 2017 Plan on the Approval Date.
The number of shares of our common stock that may be the subject of awards and issued under the 2017 Plan was initially 2,250,000, less the number of shares granted under the 2012 Plan after December 25, 2016 and before the Approval Date. Shares subject to awards outstanding under the 2012 Plan or the 2003 Equtiy Incentive Plan, as amended, that expire, are forfeited, or settled in cash on or after December 26, 2016, will become available for grant under the 2017 Plan. The Plan had 1,864,993 shares available for grant as of June 25, 2017.
Stock Options
The exercise price for stock options issued under the Plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options vest in 4 equal annual installments from the date of grant and have a contractual life of seven years. Nonqualified stock options issued pursuant to the Plan have a four-year vesting period, which vest in ratable annual installments, and have a contractual life of seven years. Incentive stock options may be granted under this plan until March 12, 2022. We issue new shares of common stock upon the exercise of stock options. Option activity for the six months ended June 25, 2017 is summarized as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, December 25, 2016	145,624	$129.89	4.1	$5,076
Granted	51,795	145.85
Exercised	(12,761)	95.90
Cancelled	(7,089)	161.99
Outstanding, June 25, 2017	177,569	$135.71	4.5	$2,099
Exercisable, June 25, 2017	82,118	$116.49	2.9	$2,099
The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $127.35 as of the last business day of the six-month period ended June 25, 2017, which would have been received by the optionees had all options been exercised and sold on that date. As of June 25, 2017, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2,265, which is expected to be recognized over a weighted average period of approximately 2.7 years. During the six-month periods ended June 25, 2017 and June 26, 2016, the total intrinsic value of stock options exercised was $714 and $563, respectively. During the six-month periods ended June 25, 2017 and June 26, 2016, the weighted average grant date fair value of options was $45.90 and $47.67, respectively. No options vested during either of the six-month periods ended June 25, 2017 or June 26, 2016.
Restricted Stock Units
Restricted stock units are granted annually under the Plan at the discretion of the Compensation Committee of our Board of Directors.
We grant restricted stock units subject to service conditions (“time-based”) as well as units subject to both service and performance conditions (“performance-based”). Our performance-based restricted stock units are granted subject to a three-year cliff vesting and cumulative three-year financial targets. Our time-based restricted stock units are generally granted subject to a two-year graded vesting schedule. The number of performance-based restricted stock units that vest at the end of the three-year period is based on actual performance against the targets. These restricted stock units are subject to forfeiture if they have not vested at the end of the three-year period. Stock-based compensation is recognized for the number of units expected to vest at the end of the period and is expensed beginning on the grant date through the end of the performance period. For each performance-based grant, restricted stock units meeting the performance criteria will vest as of the end of the third fiscal year in the performance period, subject to a Plan-specified maximum number of shares that may be issued to any individual in any year in settlement of restricted stock units.
The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares required for employee withholding taxes, which can be withheld between the relevant jurisdiction's minimum and maximum statutory rates. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for the six months ended June 25, 2017 was as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 25, 2016	202,047	$160.03
Granted	194,256	154.03
Cancelled	(24,107)	161.37
Outstanding, June 25, 2017	372,196	$156.81
As of June 25, 2017, the total stock-based compensation expense related to nonvested awards not yet recognized was $12,008, which is expected to be recognized over a weighted average period of 2.0 years. The weighted average grant date fair value of restricted stock units granted during the six-month periods ended June 25, 2017 and June 26, 2016 was $154.03 and $146.95, respectively. No shares of restricted stock vested during the six-month periods ended June 25, 2017 and June 26, 2016. During the six-month periods ended June 25, 2017 and June 26, 2016, we recognized $1,742 and $1,079, respectively, of stock-based compensation expense related to restricted stock units.

Employee Stock Purchase Plan
We have reserved 600,000 shares of common stock for issuance under our Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the six-month periods ended June 25, 2017, and June 26, 2016, we issued 9,942 and 12,857 shares of common stock, respectively, under the ESPP. As of June 25, 2017, we had 151,197 shares available for future issuance under the ESPP.

(8)	Earnings Per Common Share
The following is a reconciliation of basic and fully diluted earnings per common share for the three- and six-month periods ended June 25, 2017 and June 26, 2016:

	Three Months Ended June 25, 2017
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$8,782
Earnings per common share	8,782	15,983,236	$0.55
Effect of dilutive securities – stock options	—	21,312
Effect of dilutive securities – restricted stock units	—	43,598
Earnings per common share – assuming dilution	$8,782	16,048,146	$0.55

	Three Months Ended June 26, 2016
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$23,702
Earnings per common share	23,702	18,604,746	$1.27
Effect of dilutive securities – stock options	—	31,052
Earnings per common share – assuming dilution	$23,702	18,635,798	$1.27

	Six Months Ended June 25, 2017
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$30,331
Earnings per common share	30,331	16,573,288	$1.83
Effect of dilutive securities – stock options	—	22,609
Effect of dilutive securities – restricted stock units	—	23,119
Earnings per common share – assuming dilution	$30,331	16,619,016	$1.83

	Six Months Ended June 26, 2016
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$56,475
Earnings per common share	56,475	18,763,812	$3.01
Effect of dilutive securities – stock options	—	33,017
Earnings per common share – assuming dilution	$56,475	18,796,829	$3.00
The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been anti-dilutive or were performance-based restricted stock units for which the performance criteria had not yet been met:

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Stock options	127,647	83,952	103,747	66,983
Restricted stock units	294,698	296,048	294,698	296,048

(9)	Supplemental Disclosures of Cash Flow Information

	Six months ended
	June 25, 2017	June 26, 2016
Cash paid during the period for:
Income taxes	$22,036	4,934
Interest	5,125	1,682
Noncash financing and investing transactions:
Decrease in property and equipment not yet paid for	5,923	61
Increase in deemed owner assets and obligations	161	2,383
Increase in other assets and liabilities from hosted software arrangements	—	1,550
Increase in capital lease assets and obligations	1,631	—

(10)	Contingencies
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

(11)	Sale of investment in affiliate
On May 22, 2017, we sold our investment in an affiliate, Pie Squared Holdings, and recorded a gain of $5,692 before income taxes. This gain is included in other expense (income) on our consolidated statement of earnings.

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

Critical Accounting Estimates
Our most critical accounting estimates, which are those that require significant judgment, include: valuation of long-lived assets, goodwill, business combinations, self-insurance liability, stock-based compensation and lessee involvement in construction. A description of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016. There have been no changes to those policies during the six-month period ended June 25, 2017.
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
Overview
As of June 25, 2017, we owned and operated 635 company-owned restaurants, including 626 Buffalo Wild Wings® and 9 R Taco® restaurants in the United States and Canada. We also franchised an additional 624 restaurants, including 611 Buffalo Wild Wings restaurants and 13 R Taco restaurants. We are building for long-term future earnings growth by investing in Buffalo Wild Wings and R Taco in the United States, and international franchising.
In 2017, we expect to open approximately 15 company-owned Buffalo Wild Wings restaurants, and we expect our franchisees to open approximately 15 Buffalo Wild Wings restaurants in the United States and 20 Buffalo Wild Wings restaurants internationally. We expect to open 2 company-owned R Taco restaurants and 10 to 13 franchised R Taco restaurants.
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
Our revenue is generated by:

•
Sales at our company-owned restaurants, which represented 95% of total revenue in the second quarter of 2017. Food and non-alcoholic beverages accounted for 82% of restaurant sales. Alcoholic beverages accounted for the remaining 18% of restaurant sales. The menu items with the highest sales volumes in the second quarter of 2017 are traditional and boneless wings, representing 23% and 21% of restaurant sales, respectively.

•	Royalties and franchise fees received from our franchisees.
Second, we continue to monitor and react to changes in our cost of sales. The cost of sales is difficult to predict, as it has ranged from 28.9% to 32.1% of restaurant sales per quarter in our 2016 fiscal year and through the second quarter of 2017, mostly due to price fluctuations in traditional chicken wings. There is no established fixed price market for traditional chicken wings and therefore, we work to counteract the effect of the volatility of traditional chicken wing prices, which can significantly change our cost of sales and restaurant-level profit, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We will continue to monitor the cost of traditional chicken wings, as it can significantly change our cost of sales and restaurant-level profit. The price we pay for traditional chicken wings is based on the average of the previous month’s wing market plus mark-up for processing and distribution.
A third factor is our success in developing restaurants. There are inherent risks in opening new restaurants, especially in new markets or countries, including the lack of experience, logistical support, and brand awareness. These factors may result in lower-than-anticipated sales and cash flow for restaurants in new markets, along with higher preopening costs. We believe our focus on new restaurant opening procedures, along with our expanding domestic and international presence, will help to mitigate the overall risk associated with opening restaurants.
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

We operate on a 52- or 53-week fiscal year ending on the last Sunday in December. Fiscal year 2017 is a 53-week year. Both of the second quarters of 2017 and 2016 consisted of 13 weeks.
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

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Revenue:
Restaurant sales	95.1%	95.2	95.2	95.2
Franchise royalties and fees	4.9	4.8	4.8	4.8
Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Restaurant operating costs:
Cost of sales	32.1	29.7	31.8	29.7
Labor	32.4	32.0	32.0	31.4
Operating	15.7	14.6	15.5	14.5
Occupancy	5.9	5.8	5.7	5.7
Depreciation and amortization	7.6	7.7	7.4	7.6
General and administrative	7.8	6.1	6.9	6.2
Preopening	0.2	0.4	0.1	0.4
Loss on asset disposals and impairment	0.5	0.4	0.4	0.3
Total costs and expenses	98.1	92.8	95.8	91.8
Income from operations	1.9	7.2	4.2	8.2
Interest expense	0.7	0.2	0.6	0.2
Other expense (income)	(1.2)	0.2	(0.5)	—
Earnings before income taxes	2.4	6.9	4.1	8.0
Income tax expense	0.7	2.0	1.2	2.4
Net earnings including noncontrolling interests	1.7	4.8	2.9	5.6
Net loss attributable to noncontrolling interests	(0.0)	(0.0)	(0.0)	(0.0)
Net earnings attributable to Buffalo Wild Wings	1.8%	4.8	2.9	5.7
Use of non-GAAP and other performance measures
Information included in this discussion and analysis includes commentary on company-owned and franchised restaurant units, restaurant sales, same-store sales, and average weekly sales volumes. Management believes such sales information is an important measure of our performance, and is useful in assessing consumer acceptance of the Buffalo Wild Wings® concepts and the overall health of the concepts. Franchise restaurant information also provides an understanding of our revenues because franchise royalties and fees are based on the opening of franchised units and their sales. However, franchised restaurant sales and same-store sales information does not represent sales in accordance with U.S. Generally Accepted Accounting Principles (GAAP), should not be considered in isolation or as a substitute for other measures of performance prepared in accordance with GAAP and may not be comparable to financial information as defined or used by other companies.

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
The number of company-owned and franchised restaurants open were as follows:

	Six Months Ended
	June 25, 2017			June 26, 2016
	Corporate	Franchise	Total	Corporate	Franchise	Total
Buffalo Wild Wings
Beginning of period	621	602	1,223	590	573	1,163
Opened	6	12	18	11	18	29
Acquired	—	—	—	1	(1)	—
Closed/relocated	(1)	(3)	(4)	(1)	(1)	(2)
End of period	626	611	1,237	601	589	1,190
R Taco
Beginning of period	8	7	15	4	6	10
Opened	1	6	7	2	1	3
Acquired	—	—	—	—	—	—
Closed/relocated	—	—	—	—	—	—
End of period	9	13	22	6	7	13
PizzaRev
Beginning of period	2	n/a	2	2	n/a	2
Opened	—	n/a	—	—	n/a	—
Acquired	—	n/a	—	—	n/a	—
Closed/relocated	(2)	n/a	(2)	—	n/a	—
End of period	—	n/a	—	2	n/a	2
Consolidated
End of the period	635	624	1,259	609	596	1,205
The restaurant sales for company-owned, franchised restaurants, and total system-wide sales were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Company-owned restaurant sales	$475,665	466,583	984,870	950,494
Franchised restaurant sales	477,720	469,459	983,771	952,297
System-wide sales	$953,385	936,042	1,968,641	1,902,791

Decreases in comparable same-store sales for Buffalo Wild Wings restaurants in the United States and Canada were as follows (based on restaurants operating at least fifteen months):

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Company-owned same-store sales	(1.2)%	(2.1)	(0.3)	(1.9)
Franchised same-store sales	(2.1)%	(2.6)	(0.7)	(2.6)
The average prices paid per pound for chicken wings for company-owned Buffalo Wild Wings restaurants were as follows:

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Average price per pound	$2.05	1.94	2.05	1.95
Restaurant-level profit and restaurant-level margin, including a reconciliation of restaurant sales to restaurant-level profit and restaurant-level margin, were as follows (amounts in thousands):

	Three months ended		Six months ended
	June 25, 2017	June 26, 2016	June 25, 2017	June 26, 2016
Restaurant sales	$475,665	466,583	$984,870	950,494
Restaurant operating costs	409,792	383,240	836,830	772,595
Restaurant-level profit	$65,873	83,343	$148,040	177,899
Restaurant-level margin	13.8%	17.9%	15.0%	18.7%
The average weekly sales volumes at Buffalo Wild Wings restaurants in the United States and Canada were as follows:

	Three months ended
	June 25, 2017	June 26, 2016
Company-owned average weekly sales	$58,912	59,894
Franchised average weekly sales	61,217	62,454
Results of Operations for the Three Months Ended June 25, 2017 and June 26, 2016
Restaurant sales increased by $9.1 million, or 1.9%, to $475.7 million in 2017 from $466.6 million in 2016. The increase in restaurant sales was due to a $15.0 million increase associated with seven company-owned restaurants that opened in 2017 and the company-owned restaurants that opened or were acquired before 2017 that did not meet the criteria for same-store sales for all or part of the three-month period, partially offset by a $5.9 million decrease related to a 1.2% decrease in same-store sales at company-owned Buffalo Wild Wings restaurants.
Franchise royalties and fees increased by $0.7 million, or 3.1%, to $24.3 million in 2017 from $23.6 million in 2016. The increase was due to 18 franchised restaurants that opened in 2017 and the franchised restaurants that opened before 2017 that did not meet the criteria for same-stores sales for all or part of the three-month period, partially offset by a 2.1% decrease in same-store sales for the franchised Buffalo Wild Wings restaurants in operation at the end of the period compared to the same period in 2016.
Cost of sales increased by $14.2 million, or 10.3%, to $152.7 million in 2017 from $138.5 million in 2016 and cost of sales as a percentage of restaurant sales increased to 32.1% in 2017 from 29.7% in 2016. The increases were primarily due to higher chicken wing prices compounded by a change in sales mix largely driven by promotional activity compared to the second quarter of 2016. During the second quarter of 2017, the average cost per pound for traditional chicken wings was $2.05, a 5.7% increase over the same period in 2016. This is a historic high for wings prices at this time of year.
Labor expenses increased by $4.9 million, or 3.3%, to $154.3 million in 2017 from $149.4 million in 2016, due primarily to the 26 additional company-owned restaurants compared to the same period in 2016. Labor expenses as a percentage of restaurant sales increased to 32.4% in 2017 from 32.0% in 2016. Cost of labor as a percentage of restaurant sales increased primarily due to higher health care costs and increased salaries and bonuses. These increases were partially offset by a decrease in hourly wages as a percentage of sales due to the elimination of the Guest Experience Captain as well as decreases in payroll tax and workers' compensation expense.
Operating expenses increased by $6.4 million, or 9.5%, to $74.6 million in 2017 from $68.2 million in 2016 and operating expenses as a percentage of restaurant sales increased to 15.7% in 2017 from 14.6% in 2016. The increase in operating expenses and the increase as a percentage of restaurant sales were primarily due to increases in general liability claims, repair and maintenance expenses, and delivery fees.
Occupancy expenses increased by $0.9 million, or 3.4%, to $28.1 million in 2017 from $27.2 million in 2016, due primarily to the 26 additional company-owned restaurants compared to the same period in 2016. Occupancy expenses as a percentage of restaurant sales increased to 5.9% in 2017 from 5.8% in 2016 primarily due to deleveraging on the lower average weekly sales.
Depreciation and amortization increased by $0.2 million, or 0.4%, to $38.1 million in 2017 from $38.0 million in 2016. The increase was primarily due to the additional depreciation related to the 26 additional company-owned restaurants compared to the same period in 2016, mostly offset by decreased depreciation due to disposals, impairments, and certain assets becoming fully depreciated. Depreciation and amortization as a percentage of total revenue decreased to 7.6% in 2017 from 7.7% in 2016.
General and administrative expenses increased by $9.3 million, or 31.3%, to $39.2 million in 2017 from $29.8 million in 2016 primarily due to higher professional fees for our proxy campaign, increased stock compensation expenses as our second quarter of 2016 included a reversal of previously recognized expense, and one-time severance costs related to our field realignment. Stock-based compensation totaled $3.4 million in the second quarter and $0.7 million in the prior year. General and administrative expenses as a percentage of total revenue increased to 7.8% in 2017 from 6.1% in 2016, primarily due to the higher professional fees.
Preopening costs decreased by $0.9 million to $0.9 million in 2017 from $1.8 million in 2016. In 2017, we incurred costs of $0.5 million for three new company-owned restaurants opened in the second quarter of 2017 and $0.3 million for restaurants that will open in the third quarter of 2017 or later. In 2016, we incurred costs of $0.9 million for six new company-owned restaurants opened in the second quarter of 2016 and costs of $1.0 million for restaurants that opened in the third quarter of 2016 or later. Preopening costs per new company-owned Buffalo Wild Wings restaurant averaged $190,000 and $252,000, in the second quarters of 2017 and 2016, respectively.
Loss on asset disposals and impairment increased by $0.8 million to $2.6 million in 2017 from $1.9 million in 2016. The expense in 2017 represented impairment of two restaurants totaling $1.7 million and the write-off of miscellaneous equipment. The expense in 2016 represented disposals due to remodels, and the write-off of miscellaneous equipment.
Interest expense increased to $3.3 million in 2017 from $0.8 million in 2016. The increase was primarily due to increased borrowings under our revolving credit facility.
Other income of $5.9 million in 2017 consisted primarily of a gain on the sale of our minority investment in Pie Squared Holdings of $5.7 million. Other expense in 2016 consisted primarily of a loss on our minority investment in Pie Squared Holdings of $1.1 million.
Provision for income taxes decreased $6.7 million to $3.3 million in 2017 from $10.0 million in 2016. The effective tax rate decreased to 27.9% in 2017 from 29.9% in 2016 primarily due to employment credits in proportion to lower income. We estimate our annual effective tax rate in 2017 will be about 29% based on federal and state tax rates and credits currently in effect.
Results of Operations for the Six Months Ended June 25, 2017 and June 26, 2016
Restaurant sales increased by $34.4 million, or 3.6%, to $984.9 million in 2017 from $950.5 million in 2016. The increase in restaurant sales was due to a $38.0 million increase associated with seven new company-owned restaurants that opened or were acquired in 2017 and the company-owned restaurants that opened or were acquired before 2017 that did not meet the criteria for same-store sales for all or part of the six-month period, partially offset by a $3.6 million decrease related to a 0.3% decrease in same-store sales.
Franchise royalties and fees increased by $1.9 million, or 4.0%, to $49.9 million in 2017 from $47.9 million in 2016. The increase was due to 18 franchised restaurants that opened in 2017 and the franchised restaurants that opened before 2017 that did not meet the criteria for same-stores sales for all or part of the three-month period, partially offset by a 0.7% decrease in same-store sales for the franchised Buffalo Wild Wings restaurants in operation at the end of the period compared to the same period in 2016.
Cost of sales increased by $30.4 million, or 10.8%, to $312.7 million in 2017 from $282.3 million in 2016 and cost of sales as a percentage of restaurant sales increased to 31.8% in 2017 from 29.7% in 2016. The increases were primarily due to higher chicken wing prices compounded by a change in sales mix largely driven by promotional activity compared to 2016. During the first six months of 2017, the average cost per pound for traditional wings was $2.05, a 5.1% increase over the same period in 2016.
Labor expenses increased by $16.9 million, or 5.6%, to $315.4 million in 2017 from $298.5 million in 2016 due primarily to more restaurants being operated in 2017. Labor expenses as a percentage of restaurant sales increased to 32.0% in 2017 from 31.4% in 2016. Cost of labor as a percentage of restaurant sales increased primarily due to deleveraging salaries expenses on lower same-store sales and increased health care costs due to higher enrollment.
Operating expenses increased by $14.3 million, or 10.4%, to $152.2 million in 2017 from $137.9 million in 2016 due primarily to more restaurants being operated in 2017. Operating expenses as a percentage of restaurant sales increased to 15.5% in 2017 from 14.5% in 2016, primarily due to increases in general liability claims and repair and maintenance expenses.
Occupancy expenses increased by $2.7 million, or 4.9%, to $56.6 million in 2017 from $53.9 million in 2016 due primarily to more restaurants being operated in 2017. Occupancy expenses as a percentage of restaurant sales remained consistent at 5.7% in 2017 and 2016.
Depreciation and amortization increased by $1.5 million, or 2.0%, to $77.0 million in 2017 from $75.5 million in 2016. The increase was primarily due to increased amortization of software assets. Depreciation expense related to the 26 additional company-owned restaurants compared to the same period in 2016 was mostly offset by decreased depreciation due to disposals, impairments, and certain assets becoming fully depreciated. Depreciation and amortization as a percentage of total revenue decreased to 7.4% in 2017 from 7.6% in 2016.
General and administrative expenses increased by $10.4 million, or 16.9%, to $71.9 million in 2017 from $61.5 million in 2016 and increased as a percentage of total revenue to 6.9% in 2017 from 6.2% in 2016, primarily due to higher professional fees for our proxy campaign and compensation costs.
Preopening costs decreased by $2.2 million to $1.5 million in 2017 from $3.7 million in 2016. In 2017, we incurred costs of $1.1 million for 7 new company-owned restaurants opened in the first six months of 2017 and costs of $0.3 million for restaurants that will open in the third quarter of 2017 or later. In 2016, we incurred costs of $2.6 million for 13 new company-owned restaurants opened in the first six months of 2016 and costs of $1.1 million for restaurants that opened in the third quarter of 2016 or later. Preopening costs per new company-owned Buffalo Wild Wings restaurant averaged $228,000 and $275,000 in 2017 and 2016, respectively.
Loss on asset disposals and impairment increased by $1.3 million to $4.4 million in 2017 from $3.1 million in 2016. The expense in 2017 represented impairments of three restaurants totaling $2.9 million and the write-off of miscellaneous equipment. The expense in 2016 represented disposals due to remodels and the write-off of miscellaneous equipment.
Interest expense increased to $5.7 million in 2017 from $1.7 million in 2016. The increase was primarily due to increased borrowings under our revolving credit facility.
Other income of $4.8 million in 2017 consisted primarily of a gain on the sale of our minority investment in Pie Squared Holdings of $5.7 million, partially offset by losses on our minority investment in Pie Squared Holdings of $1.5 million and income from investments held for our deferred compensation plan. Other expense in 2016 consisted primarily of a loss on our minority investment in Pie Squared Holdings of $1.2 million, partially offset by a gain related to an increase in valuation of our contingent consideration of $1.1 million.
Provision for income taxes decreased $11.8 million to $12.2 million in 2017 from $24.0 million in 2016. The effective tax rate decreased to 28.9% in 2017 from 29.9% in 2016 primarily due to employment credits in proportion to lower income.
Liquidity and Capital Resources
Our primary liquidity and capital requirements have been for constructing, remodeling and maintaining our new and existing company-owned restaurants; working capital; acquisitions; improving technology; and other general business needs. We fund most of these expenses with cash from operations. Depending on the size of the transaction, acquisitions of businesses, investments in affiliates, and share repurchases would generally be funded from cash or additional borrowings under our revolving credit facility. Our cash balance at June 25, 2017 was $19.9 million, with an additional $310 million of liquidity remaining available under our revolving credit facility.
For the six months ended June 25, 2017, net cash provided by operating activities was $98.8 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash items, and an increase in accounts receivable. The increase in accounts receivable was primarily due to the timing of credit card receipts.
For the six months ended June 26, 2016, net cash provided by operating activities was $149.4 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash items and a decrease in income taxes receivable, partially offset by a decrease in accrued expenses. The decrease in income taxes receivable was primarily due to the receipt of an expedited refund for a portion of the year-end receivable balance, and an increase in income taxes payable during the first six months of 2016 due to the timing of estimated tax payments. The decrease in accrued expenses was primarily due to the timing of bonus and payroll payments.
For the six months ended June 25, 2017 and June 26, 2016, net cash used in investing activities was $26.4 million and $74.5 million, respectively. Investing activities included purchases of property and equipment related to the additional company-owned restaurants and restaurants under construction in both periods as well as the acquisition of one franchised restaurant in 2016. During the first six months of 2017 and 2016, we opened or acquired 7 and 14 restaurants, respectively. Investing activities in 2017 also included proceeds from the sale of our minority investment in Pie Squared Holdings of $8.1 million. In 2017, we expect capital expenditures of approximately $100 million for the cost of new or relocated company-owned restaurants, technology improvements for our restaurant and corporate systems, and for capital expenditures at our existing restaurants.
For the six months ended June 25, 2017 and June 26, 2016, net cash used in financing activities was $101.7 million and $72.4 million, respectively. Net cash used in financing activities for 2017 primarily consisted of repurchases of our common stock of $312.2 million, repayments of our line of credit of $110.0 million, and net repayments to our national advertising and gift card funds of $6.5 million, partially offset by proceeds from our line of credit of $330.0 million. Net cash used in financing activities for 2016 was primarily due to repayments of our line of credit of $263.3 million and repurchases of our common stock of $100.0 million, partially offset by proceeds from our line of credit of $286.9 million and short-term borrowings from our national advertising and gift card funds of $12.3 million. Additional cash used in 2016 in financing activities was due to tax payments for restricted stock units of $9.2 million, partially offset by proceeds from the issuance of common stock of $2.0 million. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2017.
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
The following table presents a summary of our contractual obligations and commitments as of June 25, 2017:

		Payments Due By Period (in thousands)
	Total	Less than one year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$686,789	86,964	162,720	129,527	307,578
Capital lease obligations	45,255	5,096	10,359	9,896	19,904
Deemed landlord financing obligations	13,970	1,492	3,012	3,145	6,321
Commitments for restaurants under development	40,708	1,428	5,016	5,048	29,216
Revolving credit facility	390,000	—	—	390,000	—
Other commitments	6,054	54	4,000	2,000	—
Total	$1,182,776	95,034	185,107	539,616	363,019
We believe the cash flows from our operating activities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Our future cash outflows related to income tax uncertainties amounted to $1,995 as of June 25, 2017. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.
Off-Balance Sheet Arrangements
As of June 25, 2017, we had no off-balance sheet arrangements or transactions.
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

•	The sale of alcoholic beverages at our restaurants is a significant contributor to sales and margins.

•	The sale of alcoholic beverages subjects us to additional regulations and potential liability.

•	Our inability to successfully and sufficiently raise menu prices could result in a decline in profitability.

•	We may not be able to attract and retain qualified Team Members and key executives to operate and manage our business.

•	Changes in employment laws or regulation could harm our performance.

•	We may be subject to increased labor costs.

•	We may be dependent on franchisees and their success.

•	We could face liability from or as a result of our franchisees.

•	The acquisition or divestiture of existing restaurants or other acquisitions or divestitures may have unanticipated consequences that could harm our business and our financial condition.

•	Our strategic growth and innovation activities may not perform in accordance with our expectations.

•	The R Taco brand may not be successful.

•	Our international expansion may expose us to incremental risks.

•	A regional or global health pandemic could severely affect our business.

•	We are dependent on information technology and any material failure of that technology could impair our ability to efficiently operate our business.

•	A security failure in our information technology systems could expose us to potential liability and loss of revenues.

•	If we are unable to maintain our rights to use key technologies of third parties, our business may be harmed.

•	There is volatility in our stock price.

•	Our quarterly operating results may fluctuate due to the timing of special events and other factors.

•	An impairment in the carrying value of our goodwill or other intangible or long-lived assets could adversely affect our financial condition and consolidated results of operations.

•	We may be subject to increased insurance costs or our current insurance may not provide adequate levels of coverage.

•	We may not be able to protect our trademarks, service marks or trade secrets.

•	We adjust our capital structure from time to time and we may increase our level of debt which would make us more sensitive to the effects of economic downturns and could adversely affect our business.

•	Failure of our internal control over financial reporting could harm our business and financial results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to our investment securities, which are held to generate returns that seek to offset changes in liabilities related to the equity market risk of our deferred compensation arrangements.
Interest Rates
We are exposed to interest rate risk on the outstanding borrowings on our revolving credit facility. As of June 25, 2017, we had an outstanding balance of $390 million under the facility. Amounts borrowed on the revolving credit facility bear interest at either a base rate as set forth in the Credit Agreement plus an applicable margin ranging between 0.00% and 0.75%, or a LIBOR rate plus an applicable margin ranging between 1.00% and 1.75%, at the Company's option. The applicable margins are based on our consolidated total leverage ratio. Based on the amounts outstanding during the six months ended June 25, 2017, an 18 basis point increase, which is equivalent to a 10% increase, in the interest rate under the revolving credit facility, would result in approximately $0.4 million of additional annual interest expense.
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
Commodity Price Risk
Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product and supply risks. We negotiate directly with independent suppliers for our supply of food and other products. Domestically, we have a distribution contract with McLane Company, Inc. that covers food, beverage, and packaging goods. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. A primary food product used by company-owned and franchised restaurants is traditional chicken wings, for which there is no established fixed price market. The price we pay for traditional chicken wings is based on the average of the previous month’s wing market plus mark-up for processing and distribution. If the monthly average wing price exceeds an upper threshold or falls below a lower threshold set in the contract, we split the impact with our suppliers, reducing our risk related to wing price fluctuations. We work to counteract the effect of the volatility of traditional chicken wing prices, which can significantly change our cost of sales and cash flow, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. Traditional chicken wings accounted for approximately 30.7% and 26.6%, of our cost of sales in the second quarters of 2017 and 2016, with a quarterly average price per pound of $2.05 and $1.94, respectively.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of June 25, 2017, management conducted an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer

concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
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
ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES
This table below provides information with respect to our purchases of shares of Buffalo Wild Wings common stock during the three months ended June 25, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plan
March 27, 2017, through April 23, 2017	—	$—	—	$430,053,238
April 24, 2017, through May 21, 2017	316,454	$158.00	316,454	$380,054,582
May 22, 2017, through June 25, 2017	343,144	$145.71	343,144	$330,054,696
Total	659,598	$151.61	659,598

(a)
Shares were repurchased pursuant to repurchase programs authorized by our Board of Directors. On August 16, 2016, we announced approval of a share repurchase program authorizing the repurchase of up to $375 million. The current program replaced a prior authorization effective as of August 11, 2016. On January 24, 2017, we announced an amendment to the current program to authorize up to an additional $400 million of additional repurchases under the current program. The current program is scheduled to expire on December 30, 2018. Shares repurchased under the current program may be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases will depend upon market conditions and other corporate considerations.

ITEM 6. EXHIBITS
See the Exhibit Index following the signature page of this report.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	July 26, 2017	BUFFALO WILD WINGS, INC.

		By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer (on behalf of registrant)

		By:	/s/ Alexander H. Ware
Alexander H. Ware, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX
BUFFALO WILD WINGS, INC.
FORM 10-Q FOR QUARTER ENDED JUNE 25, 2017

Exhibit Number	Description
3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to our quarterly report on Form 10-Q for the fiscal quarter ended June 29, 2008, file no. 000-24743).

3.2	Amended and Restated Bylaws, as amended (Incorporated by reference to Exhibit 3.1 to our current report on Form 8-K filed May 27, 2009, file no. 000-24743).

10.1
Form of Performance-Based Restricted Stock Unit Agreement under the 2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed April 7, 2017, file no. 000-24743).

10.2	Form of Restricted Stock Unit Award under the 2012 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to our current report on Form 8-K filed June 9, 2017, file no. 000-24743).

10.3	Buffalo Wild Wings, Inc. 2017 Incentive Compensation Plan (Incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 21, 2017, file no. 000-24743).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

101
The following financial statements from the Company’s 10-Q for the fiscal quarter ended June 25, 2017 formatted in XBRL: (i) consolidated balance sheet, (ii) consolidated statement of earnings, (iii) consolidated statement of comprehensive income, (iv) consolidated statement of cash flows, and (v) notes to consolidated financial statements.