Form 10-Q
period 2017-09-24
BUFFALO WILD WINGS INC
filed 2017-10-25
CIK 1062449

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES  ☐   NO  ☒
The number of shares outstanding of the registrant’s common stock as of October 18, 2017: 15,512,253 shares.

i

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
(Dollar amounts in thousands)
(unaudited)

	September 24, 2017	December 25, 2016
Assets
Current assets:
Cash	$30,685	49,266
Accounts receivable, net of allowance of $251	42,380	34,225
Inventory	14,688	16,532
Prepaid expenses	10,126	9,075
Refundable income taxes	2,109	1,018
Restricted assets	23,314	66,471
Total current assets	123,302	176,587

Property and equipment, net	541,706	592,806
Reacquired franchise rights, net	109,035	118,973
Other assets	39,215	41,625
Goodwill	117,228	117,228
Total assets	$930,486	1,047,219

Liabilities and Stockholders’ Equity
Current liabilities:
Deferred revenue	$6,892	3,089
Accounts payable	40,857	45,797
Accrued compensation and benefits	33,982	47,304
Accrued expenses	31,043	32,347
Current portion of long-term debt and capital lease obligations	4,627	3,745
Current portion of deferred lease credits	4,736	873
System-wide payables	54,570	108,814
Total current liabilities	176,707	241,969

Long-term liabilities:
Other liabilities	16,828	16,109
Deferred income taxes	12,937	21,588
Long-term debt and capital lease obligations, net of current portion	420,376	205,312
Deferred lease credits, net of current portion	40,803	44,341
Total liabilities	667,651	529,319

Commitments and contingencies (note 10)
Stockholders’ equity:
Undesignated stock, 1,000,000 shares authorized, none issued	—	—
Common stock, no par value. Authorized 44,000,000 shares; issued and outstanding 15,512,253 and 17,462,465 shares, respectively	142,657	147,234
Retained earnings	124,314	374,683
Accumulated other comprehensive loss	(3,560)	(3,878)
Total stockholders’ equity	263,411	518,039
Noncontrolling interests	(576)	(139)
Total equity	262,835	517,900
Total liabilities and equity	$930,486	1,047,219

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF EARNINGS
(Amounts in thousands except per share data)
(unaudited)

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Revenue:
Restaurant sales	$472,956	470,648	1,457,826	1,421,142
Franchise royalties and fees	23,744	23,519	73,617	71,460
Total revenue	496,700	494,167	1,531,443	1,492,602
Costs and expenses:
Restaurant operating costs:
Cost of sales	145,645	136,185	458,360	418,488
Labor	148,417	150,813	463,775	449,317
Operating	71,981	73,435	224,149	211,295
Occupancy	28,439	27,396	85,028	81,324
Depreciation and amortization	37,766	38,345	114,746	113,847
General and administrative	31,054	32,264	102,961	93,750
Preopening	856	1,490	2,360	5,191
Loss on asset disposals and impairment	4,118	1,393	8,474	4,489
Total costs and expenses	468,276	461,321	1,459,853	1,377,701
Income from operations	28,424	32,846	71,590	114,901
Interest expense	3,814	885	9,506	2,571
Other income	(203)	(357)	(4,983)	(196)
Earnings before income taxes	24,813	32,318	67,067	112,526
Income tax expense	6,775	9,814	18,993	33,799
Net earnings including noncontrolling interests	18,038	22,504	48,074	78,727
Net loss attributable to noncontrolling interests	(142)	(147)	(437)	(399)
Net earnings attributable to Buffalo Wild Wings	$18,180	22,651	48,511	79,126
Earnings per common share – basic	$1.17	1.24	2.99	4.25
Earnings per common share – diluted	$1.17	1.23	2.98	4.24
Weighted average shares outstanding – basic	15,502	18,296	16,216	18,609
Weighted average shares outstanding – diluted	15,572	18,353	16,269	18,650

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollar amounts in thousands)
(unaudited)

Net earnings including noncontrolling interests	$18,038	22,504	48,074	78,727
Other comprehensive loss (income):
Foreign currency translation adjustments, net of tax	(248)	69	(318)	(312)
Other comprehensive loss (income), net of tax	(248)	69	(318)	(312)
Comprehensive income including noncontrolling interests	18,286	22,435	48,392	79,039
Comprehensive loss attributable to noncontrolling interests	(142)	(147)	(437)	(399)
Comprehensive income attributable to Buffalo Wild Wings	$18,428	22,582	48,829	79,438

See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollar amounts in thousands)
(unaudited)

	Nine months ended
	September 24, 2017	September 25, 2016
Cash flows from operating activities:
Net earnings including noncontrolling interests	$48,074	78,727
Adjustments to reconcile net earnings to net cash provided by operations:
Depreciation and amortization	114,746	113,847
Loss on asset disposals and impairment	8,474	4,489
Deferred lease credits	2,095	4,095
Deferred income taxes	(8,958)	962
Stock-based compensation	6,465	2,453
Excess tax benefit from stock issuance	—	57
Change in fair value of contingent consideration	359	(1,591)
Gain on sale of investment in affiliate	(5,692)	—
Loss on investments in affiliate	1,488	1,904
Change in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(11,042)	(5,025)
Inventory	1,872	1,954
Prepaid expenses	(1,496)	(1,273)
Other assets	(1,777)	(4,450)
Deferred revenue	3,803	477
Accounts payable	(3,030)	6,465
Income taxes	(1,091)	20,991
Accrued expenses	(12,365)	(10,145)
Net cash provided by operating activities	141,925	213,937
Cash flows from investing activities:
Acquisition of property and equipment	(59,552)	(117,850)
Acquisition of businesses	—	(3,862)
Proceeds from sale of investment in affiliate	8,126	—
Purchase of marketable securities	—	(488)
Proceeds from marketable securities	—	1,205
Net cash used in investing activities	(51,426)	(120,995)
Cash flows from financing activities:
Proceeds from revolving credit facility	370,000	464,521
Repayments of revolving credit facility	(155,000)	(440,448)
Borrowings from (payments to) restricted funds	(9,468)	1,478
Repurchases of common stock	(312,249)	(105,852)
Other financing activities	(2,347)	(1,557)
Issuance of common stock	3,514	2,199
Excess tax benefit from stock issuance	—	(57)
Tax payments for restricted stock units	(3,861)	(9,317)
Net cash used in financing activities	(109,411)	(89,033)
Effect of exchange rate changes on cash	331	(371)
Net increase (decrease) in cash	(18,581)	3,538
Cash at beginning of period	49,266	11,220
Cash at end of period	$30,685	14,758
See accompanying notes to consolidated financial statements.

BUFFALO WILD WINGS, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 24, 2017 AND SEPTEMBER 25, 2016
(Dollar amounts in thousands except share and per share data)
(unaudited)

(1)	Basis of Financial Statement Presentation
The consolidated financial statements as of September 24, 2017 and December 25, 2016, and for the three- and nine-month periods ended September 24, 2017 and September 25, 2016 have been prepared by Buffalo Wild Wings, Inc. pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The financial information as of September 24, 2017 and for the three- and nine-month periods ended September 24, 2017 and September 25, 2016 is unaudited, but, in the opinion of management, reflects all adjustments and accruals necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods.
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
At September 24, 2017 and September 25, 2016, we operated 638 and 617 company-owned restaurants, respectively, and had 633 and 602 franchised restaurants, respectively.
The financial information as of December 25, 2016 is derived from our audited consolidated financial statements and notes thereto for the fiscal year ended December 25, 2016, which are included in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 25, 2016, and should be read in conjunction with such financial statements.
The results of operations for the three- and nine-month periods ended September 24, 2017 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2017.

(2)	Summary of Significant Accounting Policies
Our significant accounting policies are disclosed in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 25, 2016.
In 2017, we completed the implementation of our customer loyalty program, Blazin' Rewards®. The program allows members to earn points when they make purchases at our restaurants. We record the fair value of points earned as a reduction of restaurant sales and establish a liability within deferred revenue. The revenue associated with the points is recognized at redemption.
The Company developed an estimate for the value of each point based on historical data. In the third quarter of 2017, we established an adequate amount of program-specific history to estimate breakage, which is the percentage of points earned that are not expected to be redeemed by our members. Our breakage assumption resulted in the recognition of $2,885 of revenue in restaurant sales that had been deferred in previous periods. Points generally expire after six months of inactivity.
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
We expect adoption of the new revenue recognition standard to materially impact our accounting for advertising fees charged to franchisees and other transactions involving our advertising and gift card funds. Upon the adoption of Topic 606, we expect to present advertising contributions received from franchisees as revenue and to record all expenses of the national advertising fund and therefore expect that this will increase revenues and expenses on our consolidated statements of earnings.
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
We will adopt this standard by utilizing the full retrospective approach. We will continue to finalize accounting policies, quantify the impact of adopting this standard, and design and implement internal controls during the fiscal year ended December 31, 2017. We are currently unable to estimate the impact on our consolidated financial statements.
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

The following table summarizes the financial instruments measured at fair value on a recurring basis in our consolidated balance sheet as of September 24, 2017:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Deferred Compensation - Mutual Funds	$10,200	—	—	10,200
Liabilities
Deferred Compensation - Mutual Funds	9,985	—	—	9,985
The following table summarizes the financial instruments measured at fair value on a recurring basis in our consolidated balance sheet as of December 25, 2016:

	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
Assets
Deferred Compensation - Mutual Funds	$9,134	—	—	9,134
Contingent Consideration	—	—	2,140	2,140
Liabilities
Deferred Compensation - Mutual Funds	9,014	—	—	9,014
Our deferred compensation assets and liabilities are composed of investments held for future needs of our non-qualified deferred compensation plan and are reported at fair market value, using the “market approach” valuation method. The “market approach” valuation method uses prices and other relevant information observable in market transactions involving identical assets and is a Level 1 approach. Our contingent consideration assets represented amounts due related to a fiscal year 2015 acquisition. These assets were initially valued using a Level 3 approach that utilized an option pricing model and the projected future performance of certain restaurants we acquired, and the valuation was updated for the actual performance of the restaurants.
The following table summarizes the activity within Level 3 instruments:

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Beginning balance	$—	(445)	2,140	(1,551)
Mark to market adjustment	—	485	(359)	1,591
Transfers out of Level 3 (a)	—	—	(1,781)	—
Ending balance	$—	40	—	40
(a) The Company's policy is to recognize transfers in and out of Level 3 as of the date of the event or circumstances that caused the transfer.
Adjustments to the contingent consideration assets and liabilities are recognized in other expense (income) on the consolidated statements of earnings.
There were no significant transfers between the levels of the fair value hierarchy during either of the nine-month periods ended September 24, 2017 or September 25, 2016.
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

During the three months ended September 24, 2017 and September 25, 2016, we recorded impairment charges of $2,202 and $0, respectively, for our underperforming restaurants in the loss on asset disposals and impairment line item on our consolidated statements of earnings. During the nine months ended September 24, 2017 and September 25, 2016, we recorded impairment charges of $5,073 and $0, respectively.

(4)	Property and Equipment
Property and equipment consisted of the following:

	September 24, 2017	December 25, 2016
Construction in process	$28,331	19,120
Buildings	100,548	100,974
Capital leases and buildings under deemed landlord financing	31,467	29,840
Furniture, fixtures, and equipment	394,391	386,233
Leasehold improvements	624,880	614,307
Property and equipment, gross	1,179,617	1,150,474
Less accumulated depreciation	(637,911)	(557,668)
Property and equipment, net	$541,706	592,806
As of September 24, 2017 and December 25, 2016, we recorded assets under capital leases of $23,701 and $22,074, respectively and related accumulated amortization of $5,280 and $3,422, respectively. Amortization expense under capital leases is included within depreciation and amortization on the Consolidated Statements of Earnings.
Depreciation expense for the three-month periods ending September 24, 2017 and September 25, 2016 was $32,438 and $33,853, respectively. Depreciation expense for the nine-month periods ending September 24, 2017 and September 25, 2016 was $98,874 and $100,246, respectively.

(5)	Reacquired Franchise Rights
Reacquired franchise rights consisted of the following:

	September 24, 2017	December 25, 2016
Reacquired franchise rights	$153,870	153,870
Accumulated amortization	(44,835)	(34,897)
Reacquired franchise rights, net	$109,035	118,973
Amortization expense is primarily related to amortization of reacquired franchise rights, and also includes amortization of capital lease assets and software licenses. Amortization expense for the three-month periods ended September 24, 2017 and September 25, 2016 was $5,328 and $4,492, respectively. Amortization expense for the nine-month periods ended September 24, 2017 and September 25, 2016 was $15,872 and $13,601, respectively.

(6)	Long-Term Debt and Capital Lease Obligations
Our long-term debt and capital lease obligations consisted of the following:

	Average interest rate for the nine months ended September 24, 2017	Maturity	September 24, 2017	December 25, 2016
Revolving credit facility	2.3%	October 2021	$385,000	170,000
Capital lease and deemed landlord financing obligations	8.8%	Various through November 2030	40,003	39,057
Total debt and capital lease obligations			425,003	209,057
Less current maturities			(4,627)	(3,745)
Total long-term debt and capital lease obligations			$420,376	205,312

On October 6, 2016, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association and other lenders. The Credit Agreement provides the Company with a committed $700,000 unsecured revolving credit facility, which expires on October 6, 2021. The revolving credit facility includes a letter of credit subfacility of $40,000 and a swingline loan of $20,000. Amounts borrowed on the revolving credit facility bear interest at either a base rate as set forth in the Credit Agreement plus an applicable margin ranging between 0.00% and 0.75%, or a LIBOR rate plus an applicable margin ranging between 1.00% and 1.75%, at the Company's option. The applicable margins are based on our consolidated total leverage ratio. We also pay a commitment fee ranging from 0.125% to 0.250% on the average unused portion of the facility at a rate per annum based on our consolidated total leverage ratio. As defined in our Credit Agreement, our consolidated total leverage ratio is calculated, as of any date of determination, as our consolidated funded indebtedness on such date to Consolidated EBITDA for the period of four consecutive fiscal quarters ending on or immediately prior to such date. Consolidated funded indebtedness is defined as sum of all interest-bearing indebtedness of the Company. As of September 24, 2017, our consolidated total leverage ratio was 1.56.
The Credit Agreement also contains covenants that require us to maintain certain financial ratios, including consolidated coverage and consolidated total leverage. The Credit Agreement also contains other customary affirmative and negative covenants. As of September 24, 2017, we were in compliance with all of these covenants.

(7)	Stockholders' Equity
During the nine-month period ended September 24, 2017, we repurchased 2,022,488 shares of our common stock at an aggregate purchase price of $312,249. The repurchased shares were concurrently retired and credited to authorized but unissued stock as we are able to reissue these shares. The repurchase of these shares and other activity resulted in a decrease in common stock of $13,371 and a decrease in retained earnings of $298,878.
The shareholders of the Company approved the Company’s 2017 Incentive Compensation Plan (the “2017 Plan”) on June 2, 2017 (the “Approval Date”). So long as shares remain available, equity awards may be granted under this plan until June 2, 2027. The Company’s authority to grant new awards under the 2012 Equity Incentive Plan (the “2012 Plan”) terminated upon shareholder approval of the 2017 Plan on the Approval Date.
The number of shares of our common stock that may be the subject of awards and issued under the 2017 Plan was initially 2,250,000, less the number of shares granted under the 2012 Plan after December 25, 2016 and before the Approval Date. Shares subject to awards outstanding under the 2012 Plan or the 2003 Equity Incentive Plan, as amended, that expire, are forfeited, or settled in cash on or after December 26, 2016, will become available for grant under the 2017 Plan. The Plan had 1,923,596 shares available for grant as of September 24, 2017.
Stock Options
The exercise price for stock options issued under the Plan is to be not less than the fair market value on the date of grant with respect to incentive and nonqualified stock options. Incentive stock options and nonqualified stock options vest in four annual installments at the end of each fiscal year following the date of grant and have a contractual life of seven years. We issue new shares of common stock upon the exercise of stock options. Option activity for the nine months ended September 24, 2017 is summarized as follows:

	Number of shares	Weighted average exercise price	Average remaining contractual life (years)	Aggregate intrinsic value
Outstanding, December 25, 2016	145,624	$129.89	4.1	$5,076
Granted	52,539	145.31
Exercised	(24,513)	87.74
Cancelled	(19,283)	157.24
Outstanding, September 24, 2017	154,367	$138.41	4.1	$766
Exercisable, September 24, 2017	71,465	$123.47	2.6	$766
The aggregate intrinsic value in the table above is before applicable income taxes, based on our closing stock price of $105.05 as of the last business day of the nine-month period ended September 24, 2017, which would have been received by the optionees had all options been exercised and sold on that date. As of September 24, 2017, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,592, which is expected to be recognized over a weighted average period of approximately 2.6 years. During the nine-month periods ended September 24, 2017 and September 25, 2016, the total intrinsic value of stock options exercised was

$1,078 and $848, respectively. During the nine-month periods ended September 24, 2017 and September 25, 2016, the weighted average grant date fair values of options were $45.73 and $47.67, respectively. During the nine-month periods ended September 24, 2017, the total fair value of options vested was $97. No shares vested during the nine months ended September 25, 2016.
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
The distribution of vested restricted stock units as common stock typically occurs in March of the following year. The common stock is issued to participants net of the number of shares required for employee withholding taxes, which can be withheld between the relevant jurisdiction's minimum and maximum statutory rates. We issue new shares of common stock upon the disbursement of restricted stock units. Restricted stock units are contingently issuable shares, and the activity for the nine months ended September 24, 2017 was as follows:

	Number of shares	Weighted average grant date fair value
Outstanding, December 25, 2016	202,047	$160.03
Granted	208,123	151.40
Vested	(9,033)	131.67
Cancelled	(61,549)	158.44
Outstanding, September 24, 2017	339,588	$155.79
As of September 24, 2017, the total stock-based compensation expense related to nonvested awards not yet recognized was $8,826, which is expected to be recognized over a weighted average period of 1.8 years. During the nine-month periods ended September 24, 2017 and September 25, 2016, the total grant date fair value of shares vested was$1,189 and $912, respectively. The weighted average grant date fair values of restricted stock units granted during the nine-month periods ended September 24, 2017 and September 25, 2016 were $151.40 and $147.02, respectively. During the nine-month periods ended September 24, 2017 and September 25, 2016, we recognized $3,831 and $862, respectively, of stock-based compensation expense related to restricted stock units.
Employee Stock Purchase Plan
We have reserved 600,000 shares of common stock for issuance under our Employee Stock Purchase Plan (ESPP). The ESPP is available to substantially all employees subject to employment eligibility requirements. Participants may purchase our common stock at 85% of the beginning or ending closing price, whichever is lower, for each six-month period ending in May and November. During the nine-month periods ended September 24, 2017 and September 25, 2016, we issued 9,942 and 12,857 shares of common stock, respectively, under the ESPP. As of September 24, 2017, we had 151,197 shares available for future issuance under the ESPP.

(8)	Earnings Per Common Share
The following is a reconciliation of basic and fully diluted earnings per common share for the three- and nine-month periods ended September 24, 2017 and September 25, 2016:

	Three Months Ended September 24, 2017
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$18,180
Earnings per common share	18,180	15,501,675	$1.17
Effect of dilutive securities – stock options	—	11,285
Effect of dilutive securities – restricted stock units	—	59,134
Earnings per common share – assuming dilution	$18,180	15,572,094	$1.17

	Three Months Ended September 25, 2016
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$22,651
Earnings per common share	22,651	18,295,694	$1.24
Effect of dilutive securities – stock options	—	33,928
Effect of dilutive securities – restricted stock units	—	23,874
Earnings per common share – assuming dilution	$22,651	18,353,496	$1.23

	Nine Months Ended September 24, 2017
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$48,511
Earnings per common share	48,511	16,216,084	$2.99
Effect of dilutive securities – stock options	—	18,950
Effect of dilutive securities – restricted stock units	—	33,502
Earnings per common share – assuming dilution	$48,511	16,268,537	$2.98

	Nine Months Ended September 25, 2016
	Earnings (numerator)	Shares (denominator)	Per-share amount
Net earnings attributable to Buffalo Wild Wings	$79,126
Earnings per common share	79,126	18,608,533	$4.25
Effect of dilutive securities – stock options	—	33,359
Effect of dilutive securities – restricted stock units	—	7,958
Earnings per common share – assuming dilution	$79,126	18,649,850	$4.24
The following is a summary of those securities outstanding at the end of the respective periods, which have been excluded from the fully diluted calculations because the effect on net earnings per common share would have been anti-dilutive or were performance-based restricted stock units for which the performance criteria had not yet been met:

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Stock options	124,923	78,070	114,920	71,863
Restricted stock units	270,396	264,129	270,396	280,045

(9)	Supplemental Disclosures of Cash Flow Information

	Nine months ended
	September 24, 2017	September 25, 2016
Cash paid during the period for:
Income taxes	$28,796	11,724
Interest	8,069	2,563
Noncash financing and investing transactions:
Decrease in property and equipment not yet paid for	1,981	8,299
Increase in deemed owner assets and obligations	1,123	5,729
Increase in other assets and liabilities from hosted software arrangements	—	1,550
Increase in capital lease assets and obligations	1,631	888

(10)	Contingencies
On June 2, 2015, two of our former employees (the “plaintiffs”) filed a collective action under the Fair Labor Standards Act (“FLSA”) and putative class action under New York state law against us in the United States District Court for the Western District of New York. The claim alleges that we have a policy or procedure requiring employees who receive compensation in part through tip credits to perform work that is ineligible for tip credit compensation at a tip credit rate in violation of the FLSA and New York state law. On September 27, 2016, the plaintiffs amended their complaint to include putative class action claims under the laws of seven additional states: Arizona, Colorado, Florida, Illinois, Iowa, Pennsylvania and Wisconsin. We intend to vigorously defend this lawsuit. We believe there is a reasonable possibility of loss related to these claims; however, we are currently unable to determine the potential range of exposure, if any.
In addition to the litigation described above, we are involved in various other legal matters arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

(11)	Sale of Investment in Affiliate
On May 22, 2017, we sold our investment in an affiliate, Pie Squared Holdings, and recorded a gain of $5,692 before income taxes. This gain is included in other income on our consolidated statement of earnings.

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
Critical Accounting Estimates
Our most critical accounting estimates, which are those that require significant judgment, include: valuation of long-lived assets, goodwill, business combinations, self-insurance liability, stock-based compensation, valuation of loyalty points, and lessee involvement in construction.

The Company developed an estimate for the value of each point based on historical data. In the third quarter of 2017, we established an adequate amount of program-specific history to estimate breakage, which is the percentage of points earned that are not expected to be redeemed by our members. Our breakage assumption resulted in the recognition of $2,885 of revenue in restaurant sales that had been deferred in previous periods.
A description of these estimates can be found in our Annual Report on Form 10-K for the fiscal year ended December 25, 2016. There have been no other significant changes to those estimates during the nine-month period ended September 24, 2017.
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
Overview
As of September 24, 2017, we owned and operated 638 company-owned restaurants, including 628 Buffalo Wild Wings® and 10 R Taco® restaurants in the United States and Canada. We also franchised an additional 633 restaurants, including 619 Buffalo Wild Wings restaurants and 14 R Taco restaurants in the United States and internationally. We are building for long-term future earnings growth by investing in company-owned Buffalo Wild Wings restaurants in the United States. Additionally, we continue to franchise domestic and international Buffalo Wild Wings restaurants and R Taco restaurants.
In the fourth quarter of 2017, we expect to open 5 company-owned Buffalo Wild Wings restaurants, and we expect our franchisees to open 3 Buffalo Wild Wings restaurants in the United States and 10 Buffalo Wild Wings restaurants internationally. We also expect to open 3 franchised R Taco restaurants.
Our growth and success depend on several factors and trends. First, we will continue to focus on trends in company-owned and franchised same-store sales as an indicator of the continued acceptance of our concept by consumers. We also review the overall trend in average weekly sales as an indicator of our ability to increase the sales volume and, therefore, restaurant-level profit per location. A decline in same-store sales and average weekly sales can significantly impact restaurant-level profit.
Our revenue is generated by:

•
Sales at our company-owned restaurants, which represented 95% of total revenue in the third quarter of 2017. Food and non-alcoholic beverages accounted for 81% of restaurant sales. Alcoholic beverages accounted for 18% of restaurant sales and other items accounted for the remaining 1% of restaurant sales. The menu items with the highest sales volumes in the third quarter of 2017 are traditional and boneless wings, each at 22% of restaurant sales.

•	Royalties and franchise fees received from our franchisees.
Second, we continue to monitor and react to changes in our cost of sales. The cost of sales is difficult to predict, as it has ranged from 28.9% to 32.1% of restaurant sales per quarter in our 2016 fiscal year and through the third quarter of 2017, mostly due to price fluctuations in traditional chicken wings. The price we pay for traditional chicken wings is based on the average of the previous month’s wing market plus a mark-up for processing and distribution. There is no established fixed price market for traditional chicken wings and, therefore, we work to counteract the effect of the volatility of traditional chicken wing prices, which can significantly change our cost of sales and restaurant-level profit, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. To help address the recent rise traditional chicken wing prices, we completed our transition from a traditional to boneless Tuesday promotion in the third quarter of 2017
A third factor is our success in developing restaurants. There are inherent risks in opening new restaurants, especially in new markets or countries, including the lack of experience, logistical support and brand awareness. There is also an inherent risk that R Taco will not achieve brand acceptance. These factors may result in lower-than-anticipated sales and cash flow for restaurants in new markets, along with higher preopening costs. We believe our focus on new restaurant opening procedures, along with our expanding domestic and international presence, will help to mitigate the overall risk associated with opening restaurants.
We are also focused on our fiscal fitness program, which we expect to deliver $40 to $50 million in net savings through the end of our fiscal 2018, divided between restaurant-level profit and our general and administrative expenses on our Consolidated Statements of Earnings. Our Fiscal Fitness efforts include the reorganization of our field and restaurant management team (including the elimination of the Guest Experience Captain), process and productivity improvements in restaurant opening, closing, and portioning procedures, procurement and logistics improvements, and improved sales forecasting and labor scheduling. We achieved approximately $9.2 million and $15.3 million of total savings in the three- and nine-months ended September 24, 2017, respectively.

We generate cash from the operation of company-owned restaurants and from franchise royalties and fees. We highlight the specific costs associated with the ongoing operation of our company-owned restaurants in the consolidated statements of earnings under “Restaurant operating costs.” Our depreciation and amortization expense consists primarily of depreciation related to assets used by our company-owned restaurants and amortization of reacquired franchise rights, capital lease assets and software licenses. General and administrative expenses are related to home office and field support provided to both company-owned restaurant and franchising operations. Preopening costs are those costs associated with opening new company-owned restaurants and will vary quarterly based on the number of new locations opening and under construction. Loss on asset disposals and impairment expense is related to company-owned restaurants and includes the costs associated with normal asset retirements, asset impairment charges, and closures of locations. Interest expense consists of interest costs on our revolving credit facility, capital lease obligations, and deemed landlord financing obligations. Other income generally consists of our loss (gain) on our minority investment in Pie Squared Holdings, changes in the valuation of our contingent consideration, and changes in the valuation of our investments held for our deferred compensation plan.
We operate on a 52- or 53-week fiscal year ending on the last Sunday in December. Fiscal year 2017 is a 53-week year. Both of the third quarters of 2017 and 2016 consisted of 13 weeks.
Quarterly Results of Operations
Our operating results for the periods indicated are expressed below as a percentage of total revenue, except for the components of restaurant operating costs, which are expressed as a percentage of restaurant sales. The information for each three- and nine-month period is unaudited, and we have prepared it on the same basis as the audited financial statements. In the opinion of management, all necessary adjustments, consisting only of normal recurring adjustments, have been included to fairly present the unaudited quarterly results.
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

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Revenue:
Restaurant sales	95.2%	95.2	95.2	95.2
Franchise royalties and fees	4.8	4.8	4.8	4.8
Total revenue	100.0	100.0	100.0	100.0
Costs and expenses:
Restaurant operating costs:
Cost of sales	30.8	28.9	31.4	29.4
Labor	31.4	32.0	31.8	31.6
Operating	15.2	15.6	15.4	14.9
Occupancy	6.0	5.8	5.8	5.7
Depreciation and amortization	7.6	7.8	7.5	7.6
General and administrative	6.3	6.5	6.7	6.3
Preopening	0.2	0.3	0.2	0.3
Loss on asset disposals and impairment	0.8	0.3	0.6	0.3
Total costs and expenses	94.3	93.4	95.3	92.3
Income from operations	5.7	6.6	4.7	7.7
Interest expense	0.8	0.2	0.6	0.2
Other income	0.0	(0.1)	(0.3)	0.0
Earnings before income taxes	5.0	6.5	4.4	7.5
Income tax expense	1.4	2.0	1.2	2.3
Net earnings including noncontrolling interests	3.6	4.6	3.1	5.3
Net loss attributable to noncontrolling interests	(0.0)	(0.0)	(0.0)	(0.0)
Net earnings attributable to Buffalo Wild Wings	3.7%	4.6	3.2	5.3

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
Restaurant-level profit and restaurant-level margin are neither required by, nor presented in accordance with, GAAP and are non-GAAP financial measures. Restaurant-level profit is defined as restaurant sales less restaurant operating costs (i.e. cost of sales, labor, operating, and occupancy expense). Restaurant-level margin is defined as restaurant-level profit as a percentage of restaurant sales. Restaurant-level profit and restaurant-level margin have limitations as analytical tools, and should not be evaluated in isolation or as substitutes for analysis of results as reported under GAAP. Management believes the restaurant-level profit and restaurant-level margin are important tools for investors because they are widely-used metrics within the restaurant industry to evaluate restaurant-level productivity, efficiency and performance. Management uses restaurant-level profit and restaurant-level margin as key performance indicators to evaluate the profitability of company-owned restaurants.
The number of company-owned and franchised restaurants open were as follows:

	Nine Months Ended
	September 24, 2017			September 25, 2016
	Corporate	Franchise	Total	Corporate	Franchise	Total
Buffalo Wild Wings
Beginning of period	621	602	1,223	590	573	1,163
Opened	9	22	31	19	25	44
Acquired	—	—	—	1	(1)	—
Closed/relocated	(2)	(5)	(7)	(2)	(2)	(4)
End of period	628	619	1,247	608	595	1,203
R Taco
Beginning of period	8	7	15	4	6	10
Opened	2	7	9	3	1	4
Acquired	—	—	—	—	—	—
Closed/relocated	—	—	—	—	—	—
End of period	10	14	24	7	7	14
PizzaRev
Beginning of period	2	n/a	2	2	n/a	2
Opened	—	n/a	—	—	n/a	—
Acquired	—	n/a	—	—	n/a	—
Closed/relocated	(2)	n/a	(2)	—	n/a	—
End of period	—	n/a	—	2	n/a	2
Consolidated
End of the period	638	633	1,271	617	602	1,219
The restaurant sales for company-owned, franchised restaurants, and total system-wide sales were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Company-owned restaurant sales	$472,956	470,648	1,457,826	1,421,142
Franchised restaurant sales	469,266	466,941	1,453,037	1,419,238
System-wide sales	$942,222	937,589	2,910,863	2,840,380

Decreases in comparable same-store sales for Buffalo Wild Wings restaurants in the United States and Canada were as follows (based on restaurants operating at least fifteen months):

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Company-owned same-store sales	(2.3)%	(1.8)	(1.0)	(1.9)
Franchised same-store sales	(3.2)%	(1.6)	(1.5)	(2.3)
The average prices paid per pound for chicken wings for company-owned Buffalo Wild Wings restaurants were as follows:

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Average price per pound	$2.16	1.72	2.08	1.87
Restaurant-level profit and restaurant-level margin, including a reconciliation of restaurant sales to restaurant-level profit and restaurant-level margin, were as follows (amounts in thousands):

	Three months ended		Nine months ended
	September 24, 2017	September 25, 2016	September 24, 2017	September 25, 2016
Restaurant sales	$472,956	470,648	$1,457,826	1,421,142
Restaurant operating costs	394,482	387,829	1,231,312	1,160,424
Restaurant-level profit	$78,474	82,819	$226,514	260,718
Restaurant-level margin	16.6%	17.6%	15.5%	18.3%
The average weekly sales volumes at Buffalo Wild Wings restaurants in the United States and Canada were as follows:

	Three months ended
	September 24, 2017	September 25, 2016
Company-owned average weekly sales	57,930	59,690
Franchised average weekly sales	59,964	61,497
Results of Operations for the Three Months Ended September 24, 2017 and September 25, 2016
Restaurant sales increased by $2.3 million, or 0.5%, to $473.0 million in 2017 from $470.6 million in 2016. The increase in restaurant sales was due to a $12.6 million increase that includes the 11 company-owned restaurants that opened in 2017 and the company-owned restaurants that opened or were acquired before 2017 that did not meet the criteria for same-store sales for all or part of the three-month period, and $2.9 million of revenue recognized that had been deferred in previous periods related to the initial breakage calculation for our Blazin' Rewards customer loyalty program. These increases were partially offset by a $10.3 million decrease related to a 2.3% decrease in same-store sales at company-owned Buffalo Wild Wings restaurants.
Franchise royalties and fees increased by $0.2 million, or 1.0%, to $23.7 million in 2017 from $23.5 million in 2016. The increase was due to 29 franchised restaurants that opened in 2017 and the franchised restaurants that opened before 2017 that did not meet the criteria for same-stores sales for all or part of the three-month period, partially offset by a 3.2% decrease in same-store sales for the franchised Buffalo Wild Wings restaurants in operation at the end of the period compared to the same period in 2016.
Cost of sales increased by $9.5 million, or 6.9%, to $145.6 million in 2017 from $136.2 million in 2016 and cost of sales as a percentage of restaurant sales increased to 30.8% in 2017 from 28.9% in 2016. The increases were primarily due to higher chicken wing prices compounded by a change in sales mix that was largely driven by promotional activity compared to the third quarter of 2016. During the third quarter of 2017, the average cost per pound for traditional chicken wings was $2.16, a 25.6% increase over the same period in 2016. This is a historic high for wings prices. To address the rising traditional chicken wing prices, we completed our transition from a traditional to boneless Tuesday promotion in the third quarter of 2017 with a phased rollout that resulted in a weighted average of 41% of company-owned restaurants converted.

Labor expenses decreased by $2.4 million, or 1.6%, to $148.4 million in 2017 from $150.8 million in 2016, due primarily to efforts from our fiscal fitness program, which included the elimination of the Guest Experience Captain in the second quarter of 2017, and included a benefit of $2.6 million related to out-of-period adjustments to benefits accruals. Labor expenses as a percentage of restaurant sales decreased to 31.4% in 2017 from 32.0% in 2016. Cost of labor as a percentage of restaurant sales decreased primarily due to improved sales per labor hour, the elimination of the Guest Experience Captain, and the one-time adjustments to benefits accruals, partially offset by management salaries deleveraging on the lower average weekly sales, and increased bonus expenses.
Operating expenses decreased by $1.5 million, or 2.0%, to $72.0 million in 2017 from $73.4 million in 2016 and operating expenses as a percentage of restaurant sales decreased to 15.2% in 2017 from 15.6% in 2016. The decreases were due to lower than expected general liability claims and repair and maintenance expenses, partially offset by increased third-party delivery fees.
Occupancy expenses increased by $1.0 million, or 3.8%, to $28.4 million in 2017 from $27.4 million in 2016, due primarily to the 21 additional company-owned restaurants compared to the same period in 2016. Occupancy expenses as a percentage of restaurant sales increased to 6.0% in 2017 from 5.8% in 2016 primarily due to deleveraging on the lower average weekly sales.
Restaurant-level profit, which is calculated before depreciation, amortization, and preopening expense, was $78.5 million in 2017, resulting in restaurant-level margin at 16.6% of restaurant sales in 2017. This compares to restaurant-level margin of 17.6% in 2016.
Depreciation and amortization decreased by $0.6 million, or 1.5%, to $37.8 million in 2017 from $38.3 million in 2016. The decrease was primarily due to lower depreciation related to disposals, impairments, and certain assets becoming fully depreciated, partially offset by additional depreciation related to the 21 additional company-owned restaurants compared to the same period in 2016. Depreciation and amortization as a percentage of total revenue decreased to 7.6% in 2017 from 7.8% in 2016.
General and administrative expenses decreased by $1.2 million, or 3.8%, to $31.1 million in 2017 from $32.3 million in 2016 primarily due to lower salaries and travel expenses, partially offset by increased stock compensation expenses as our third quarter of 2016 included a reversal of previously recognized stock compensation expense. Stock-based compensation totaled $2.4 million in the third quarter and $0.3 million in the prior year. General and administrative expenses as a percentage of total revenue decreased to 6.3% in 2017 from 6.5% in 2016.
Preopening costs decreased by $0.6 million to $0.9 million in 2017 from $1.5 million in 2016. In 2017, we incurred costs of $0.2 million for four new company-owned restaurants opened in the third quarter of 2017 and $0.7 million for restaurants that will open in the fourth quarter of 2017 or later. In 2016, we incurred costs of $1.2 million for nine new company-owned restaurants opened in the third quarter of 2016 and costs of $0.3 million for restaurants that opened in the fourth quarter of 2016 or later. Preopening costs per new company-owned Buffalo Wild Wings restaurant averaged $130,000 and $276,000 in the third quarters of 2017 and 2016, respectively.
Loss on asset disposals and impairment increased by $2.7 million to $4.1 million in 2017 from $1.4 million in 2016. The expense in 2017 primarily represented impairment of two restaurants totaling $2.2 million and the write-off of prepaid software licenses of $1.0 million. The expense in 2016 represented disposals due to remodels, and the write-off of miscellaneous equipment.
Interest expense increased to $3.8 million in 2017 from $0.9 million in 2016. The increase was primarily due to borrowings and increased interest rates for our revolving credit facility.
Provision for income taxes decreased $3.0 million to $6.8 million in 2017 from $9.8 million in 2016. The effective tax rate decreased to 27.3% in 2017 from 30.4% in 2016 primarily due to employment credits in proportion to lower income. We estimate our annual effective tax rate in 2017 will be about 29% based on current income projections, federal and state tax rates, and credits.
Results of Operations for the Nine Months Ended September 24, 2017 and September 25, 2016
Restaurant sales increased by $36.7 million, or 2.6%, to $1.5 billion in 2017 from $1.4 billion in 2016. The increase in restaurant sales was due to a $50.6 million increase associated with 11 new company-owned restaurants that opened in 2017 and the company-owned restaurants that opened or were acquired before 2017 that did not meet the criteria for same-store sales for all or part of the nine-month period, partially offset by a $13.8 million decrease related to a 1.0% decrease in same-store sales.
Franchise royalties and fees increased by $2.2 million, or 3.0%, to $73.6 million in 2017 from $71.5 million in 2016. The increase was due to 29 franchised restaurants that opened in 2017 and the franchised restaurants that opened before 2017 that did not meet the criteria for same-stores sales for all or part of the nine-month period, partially offset by a 1.5% decrease in same-store sales for the franchised Buffalo Wild Wings restaurants in operation at the end of the period compared to the same period in 2016.
Cost of sales increased by $39.9 million, or 9.5%, to $458.4 million in 2017 from $418.5 million in 2016 and cost of sales as a percentage of restaurant sales increased to 31.4% in 2017 from 29.4% in 2016. The increases were primarily due to higher chicken wing prices compounded by a change in sales mix largely driven by promotional activity compared to 2016. During the first nine months of 2017, the average cost per pound for traditional wings was $2.08, an 11.2% increase over the same period in 2016.
Labor expenses increased by $14.5 million, or 3.2%, to $463.8 million in 2017 from $449.3 million in 2016 due primarily to more restaurants being operated in 2017. Labor expenses as a percentage of restaurant sales increased to 31.8% in 2017 from 31.6% in 2016. Cost of labor as a percentage of restaurant sales increased primarily due to deleveraging salaries and bonus expenses on lower same-store sales, partially offset by savings related to the elimination of the Guest Experience Captain.
Operating expenses increased by $12.9 million, or 6.1%, to $224.1 million in 2017 from $211.3 million in 2016 due primarily to more restaurants being operated in 2017. Operating expenses as a percentage of restaurant sales increased to 15.4% in 2017 from 14.9% in 2016, primarily due to increases in repair and maintenance expenses, the costs to televise sports programs in our restaurants, and in third-party delivery fees.
Occupancy expenses increased by $3.7 million, or 4.6%, to $85.0 million in 2017 from $81.3 million in 2016 due primarily to more restaurants being operated in 2017. Occupancy expenses as a percentage of restaurant sales increased to 5.8% in 2017 from 5.7% in 2016.
Restaurant-level profit, which is calculated before depreciation, amortization, and preopening expense, was $226.5 million in 2017, resulting in restaurant-level margin at 15.5% of restaurant sales in 2017. This compares to restaurant-level margin of 18.3% in 2016.
Depreciation and amortization increased by $0.9 million, or 0.8%, to $114.7 million in 2017 from $113.8 million in 2016. The increase was primarily due to increased amortization of software assets. Depreciation expense related to the 21 additional company-owned restaurants compared to the same period in 2016 was offset by decreased depreciation due to disposals, impairments, and certain assets becoming fully depreciated. Depreciation and amortization as a percentage of total revenue decreased to 7.5% in 2017 from 7.6% in 2016.
General and administrative expenses increased by $9.2 million, or 9.8%, to $103.0 million in 2017 from $93.8 million in 2016 and increased as a percentage of total revenue to 6.7% in 2017 from 6.3% in 2016, primarily due to higher professional fees for our proxy campaign and increased stock-based compensation costs as 2016 included reversals of previously recognized stock-based compensation expenses.
Preopening costs decreased by $2.8 million to $2.4 million in 2017 from $5.2 million in 2016. In 2017, we incurred costs of $1.6 million for 11 new company-owned restaurants opened in the first nine months of 2017 and costs of $0.7 million for restaurants that will open in the fourth quarter of 2017 or later. In 2016, we incurred costs of $4.9 million for 22 new company-owned restaurants opened in the first nine months of 2016 and costs of $0.3 million for restaurants that opened in the fourth quarter of 2016 or later. Preopening costs per new company-owned Buffalo Wild Wings restaurant averaged $195,000 and $276,000 in 2017 and 2016, respectively.
Loss on asset disposals and impairment increased by $4.0 million to $8.5 million in 2017 from $4.5 million in 2016. The expense in 2017 represented impairments of five restaurants totaling $5.1 million, and the write-off of prepaid software licenses of $1.0 million. The expense in 2016 represented disposals due to remodels and the write-off of miscellaneous equipment.
Interest expense increased to $9.5 million in 2017 from $2.6 million in 2016. The increase was primarily due to borrowings under our revolving credit facility and increases in the related interest rate.
Other income of $5.0 million in 2017 consisted primarily of a gain on the sale of our minority investment in Pie Squared Holdings of $5.7 million, partially offset by losses on our minority investment in Pie Squared Holdings of $1.5 million and income from investments held for our deferred compensation plan. Other expense in 2016 consisted primarily of a loss on our minority investment in Pie Squared Holdings of $1.9 million, partially offset by a gain related to an increase in valuation of our contingent consideration of $1.6 million.
Provision for income taxes decreased $14.8 million to $19.0 million in 2017 from $33.8 million in 2016. The effective tax rate decreased to 28.3% in 2017 from 30.0% in 2016 primarily due to employment credits in proportion to lower income.

Liquidity and Capital Resources
Our primary liquidity and capital requirements have been for constructing, remodeling and maintaining our new and existing company-owned restaurants; working capital; share repurchases; improving technology; and other general business needs. We have funded these expenses with cash from operations and borrowings under our revolving credit facility. Potential future transactions, such as share repurchases, would generally be funded from cash or additional borrowings under our revolving credit facility, depending on the size of the transaction. Our cash balance at September 24, 2017 was $30.7 million, with an additional $315 million of liquidity remaining available under our revolving credit facility.
For the nine months ended September 24, 2017, net cash provided by operating activities was $141.9 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash items, partially offset by an increase in accounts receivable and a decrease in accrued expenses. The increase in accounts receivable was primarily due to the timing of credit card receipts and the decrease in accrued expenses was primarily due to the timing of payroll payments.
For the nine months ended September 25, 2016, net cash provided by operating activities was $213.9 million. Net cash provided by operating activities consisted primarily of net earnings adjusted for non-cash items and a decrease in refundable income taxes, partially offset by a decrease in accrued expenses. The decrease in refundable income taxes was primarily due to the receipt of an expedited refund for a portion of the year-end receivable balance, and timing of estimated tax payments. The decrease in accrued expenses was primarily due to the timing of bonus and payroll payments.
For the nine months ended September 24, 2017 and September 25, 2016, net cash used in investing activities was $51.4 million and $121.0 million, respectively. Investing activities included purchases of property and equipment related to the additional company-owned restaurants and restaurants under construction in both periods as well as the acquisition of one franchised restaurant in 2016. During the first nine months of 2017 and 2016, we opened or acquired 11 and 23 restaurants, respectively. Investing activities in 2017 also included proceeds from the sale of our minority investment in Pie Squared Holdings of $8.1 million. In 2017, we expect capital expenditures of approximately $80 million for the cost of new or relocated company-owned restaurants, technology improvements for our restaurant and corporate systems, and for capital expenditures at our existing restaurants.
For the nine months ended September 24, 2017 and September 25, 2016, net cash used in financing activities was $109.4 million and $89.0 million, respectively. Net cash used in financing activities for 2017 primarily consisted of repurchases of our common stock of $312.2 million, repayments of our line of credit of $155.0 million, and net repayments to our national advertising and gift card funds of $9.5 million, partially offset by proceeds from our line of credit of $370.0 million. Net cash used in financing activities for 2016 was primarily due to repayments of our line of credit of $440.4 million and repurchases of our common stock of $105.9 million, partially offset by proceeds from our line of credit of $464.5 million and short-term borrowings from our national advertising and gift card funds of $1.5 million. Additional cash used in 2016 in financing activities was due to tax payments for restricted stock units of $9.3 million, partially offset by proceeds from the issuance of common stock of $2.2 million. No additional funding from the issuance of common stock (other than from the exercise of options and purchase of stock under the employee stock purchase plan) is anticipated for the remainder of 2017.
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
The following table presents a summary of our contractual obligations and commitments as of September 24, 2017:

		Payments Due By Period (in thousands)
	Total	Less than one year	1-3 years	3-5 years	After 5 years
Operating lease obligations	$682,897	87,619	163,264	129,601	302,413
Capital lease obligations	45,968	5,288	10,710	10,224	19,746
Deemed landlord financing obligations	13,636	1,497	3,016	3,170	5,953
Commitments for restaurants under development	40,622	1,725	5,876	5,963	27,058
Revolving credit facility	385,000	—	—	385,000	—
Other commitments	6,000	—	4,000	2,000	—
Total	$1,174,123	96,129	186,866	535,958	355,170
We believe the cash flows from our operating activities will be sufficient to fund our operations and building commitments and meet our obligations for the foreseeable future. Our future cash outflows related to income tax uncertainties amounted to $2.1 million as of September 24, 2017. These amounts are excluded from the contractual obligations table due to the high degree of uncertainty regarding the timing of these liabilities.
Off-Balance Sheet Arrangements
As of September 24, 2017, we had no off-balance sheet arrangements or transactions.
Risk Factors/Forward-Looking Statements
The foregoing discussion and other statements in this report contain various “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are based on current expectations or beliefs concerning future events. Such statements can be identified by the use of terminology such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “could,” “possible,” “plan,” “project,” “will,” “forecast” and similar words or expressions. Our forward-looking statements generally relate to our growth strategy, financial results, sales efforts, franchise expectations, restaurant openings and related expense, and cash requirements. Although we believe there is reasonable basis for the forward-looking statements, our actual results could be materially different. While it is not possible to foresee all of the factors that may cause actual results to differ from our forward-looking statements, such factors include, among others, the risk factors that follow (all of which are discussed in greater detail in Item 1A of Part I of our Annual Report on Form 10-K for the fiscal year ended December 25, 2016). Investors are cautioned that all forward-looking statements involve risks and uncertainties and speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement.

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

•	The sale of alcoholic beverages at our restaurants is a significant contributor to sales and margins.

•	The sale of alcoholic beverages subjects us to additional regulations and potential liability.

•	Our inability to successfully and sufficiently raise menu prices could result in a decline in profitability.

•	We may not be able to attract and retain qualified Team Members and key executives to operate and manage our business.

•	Changes in employment laws or regulation could harm our performance.

•	We may be subject to increased labor costs.

•	We may be dependent on franchisees and their success.

•	We could face liability from or as a result of our franchisees.

•	The acquisition or divestiture of existing restaurants or other acquisitions or divestitures may have unanticipated consequences that could harm our business and our financial condition.

•	Our strategic growth and innovation activities may not perform in accordance with our expectations.

•	The R Taco brand may not be successful.

•	Our international expansion may expose us to incremental risks.

•	A regional or global health pandemic could severely affect our business.

•	We are dependent on information technology and any material failure of that technology could impair our ability to efficiently operate our business.

•	A security failure in our information technology systems could expose us to potential liability and loss of revenues.

•	If we are unable to maintain our rights to use key technologies of third parties, our business may be harmed.

•	There is volatility in our stock price.

•	Our quarterly operating results may fluctuate due to the timing of certain events and other factors.

•	An impairment in the carrying value of our goodwill or other intangible or long-lived assets could adversely affect our financial condition and consolidated results of operations.

•	We may be subject to increased insurance costs or our current insurance may not provide adequate levels of coverage.

•	We may not be able to protect our trademarks, service marks or trade secrets.

•	We adjust our capital structure from time to time and we may increase our level of debt which would make us more sensitive to the effects of economic downturns and could adversely affect our business.

•	Failure of our internal control over financial reporting could harm our business and financial results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk related to our investment securities, which are held to generate returns that seek to offset changes in liabilities related to the equity market risk of our deferred compensation arrangements.
Interest Rates
We are exposed to interest rate risk on the outstanding borrowings on our revolving credit facility. As of September 24, 2017, we had an outstanding balance of $385 million under the facility. Amounts borrowed on the revolving credit facility bear interest at either a base rate as set forth in the Credit Agreement plus an applicable margin ranging between 0.00% and 0.75%, or a LIBOR rate plus an applicable margin ranging between 1.00% and 1.75%, at the Company's option. The applicable margins are based on our consolidated total leverage ratio. Based on the amounts outstanding during the nine months ended September 24, 2017, a 23 basis point increase, which is equivalent to a 10% increase, in the interest rate under the revolving credit facility, would result in approximately $0.7 million of additional annual interest expense.
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
Commodity Price Risk
Many of the food products purchased by us are affected by weather, production, availability, and other factors outside our control. We believe that almost all of our food and supplies are available from several sources, which helps to control food product and supply risks. We negotiate directly with independent suppliers for our supply of food and other products. Domestically, we have a distribution contract with McLane Company, Inc. that covers food, beverage, and packaging goods. We have minimum purchase requirements with some of our vendors, but the terms of the contracts and nature of the products are such that our purchase requirements do not create a market risk. A primary food product used by company-owned and franchised restaurants is traditional chicken wings, for which there is no established fixed price market. The price we pay for traditional chicken wings is based on the average of the previous month’s wing market plus a mark-up for processing and distribution. If the monthly average wing price exceeds an upper threshold or falls below a lower threshold set in the contract, we split the impact with our suppliers, reducing our risk related to wing price fluctuations. We work to counteract the effect of the volatility of traditional chicken wing prices, which can significantly change our cost of sales and restaurant-level profit, with the introduction of new menu items, effective marketing promotions, focused efforts on food costs and waste, and menu price increases. We also explore purchasing strategies to reduce the severity of cost increases and fluctuations. Traditional chicken wings accounted for approximately 28.8% and 24.9%, of our cost of sales in the third quarters of 2017 and 2016, with a quarterly average price per pound of $2.16 and $1.72, respectively.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of September 24, 2017, management conducted an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the date of such evaluation to provide reasonable assurance that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
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
ITEM 2. ISSUER PURCHASES OF EQUITY SECURITIES
On August 16, 2016, we announced approval of a share repurchase program authorizing the repurchase of up to $375 million. The current program replaced a prior authorization effective as of August 11, 2016. On January 24, 2017, we announced an amendment to the current program to authorize up to an additional $400 million of additional repurchases under the current program. The current program is scheduled to expire on December 30, 2018. As of September 24, 2017, approximately $330,054,696 of shares is available to be purchased under the current program. Shares repurchased under the current program may be made through open market and privately negotiated transactions from time to time and in amounts that management deems appropriate. The amount and timing of share repurchases will depend upon market conditions and other corporate considerations.

ITEM 6. EXHIBITS
BUFFALO WILD WINGS, INC.
FORM 10-Q FOR QUARTER ENDED SEPTEMBER 24, 2017

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

101
The following financial statements from the Company’s 10-Q for the fiscal quarter ended September 24, 2017 formatted in XBRL: (i) consolidated balance sheet, (ii) consolidated statement of earnings, (iii) consolidated statement of comprehensive income, (iv) consolidated statement of cash flows, and (v) notes to consolidated financial statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:	October 25, 2017	BUFFALO WILD WINGS, INC.

		By:	/s/ Sally J. Smith
Sally J. Smith, President and Chief Executive Officer (on behalf of registrant)

		By:	/s/ Alexander H. Ware
Alexander H. Ware, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)